Form 10-K
period 2007-03-31
OPNEXT INC
filed 2007-06-22
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33306

Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Christopher Way, Eatontown, New Jersey (Address of principal executive offices)	07724 (Zip Code)

(732) 544-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The registrant’s Common Stock was not publicly traded as of September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 20, 2007, 64,551,175 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K specific portions of its proxy statement for the registrant’s 2007 Annual Meeting of Stockholders to be held September 5, 2007.

PART I

Item 1.	Business.

Business Description

We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. Our transceiver modules, which typically utilize our lasers and detectors, convert signals between electrical and optical for transmitting and receiving data over fiber optic networks, a critical function in optical communications equipment. In particular, we are a leader in both the telecommunications and data communications applications for the fast growing market for 10Gbps and above transceiver modules and optical components with a long history of market innovation. Our expertise in core semiconductor laser and other optical communications technologies has helped us create a broad portfolio of products that address customer demands for higher speeds, wider temperature ranges, smaller sizes, lower power consumption and greater reliability than other products currently available in the market. We view ourselves as a strategic vendor to our customers and have well-established relationships with many of the leading telecommunications and data communications network systems vendors such as Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Hitachi, Ltd (“Hitachi”).

Telecommunications and data communications networks are becoming increasingly congested due to the growing demand for high bandwidth applications by consumers, enterprises and institutions. This bandwidth constraint has caused network service providers to turn to their equipment vendors to provide solutions that maximize bandwidth and reliability while minimizing cost. Increasing the communications data rate in networks has been an important element of easing network congestion, and, as a result, network service providers are deploying 10Gbps equipment more broadly throughout their networks. We have a broad portfolio of industry-defined product types, including tunable and fixed wavelength 300 pin, XENPAK, X2, XPAK, XFP, XMD, SFP and SFP+ and modules which can be adjusted to operate at specific wavelengths enabling higher bandwidth on each optical fiber. We focus on the 10Gbps and above markets which we believe are some of the fastest growing and most important in the communications industry.

We were founded in September 2000 as a subsidiary of Hitachi Ltd. and subsequently spun-out of its fiber optic components business. We draw upon a 30-year history in fundamental laser research, manufacturing excellence, and product development that helped create several technological innovations such as the creation of 10Gbps and 40Gbps laser technologies. We work closely with Hitachi’s renowned research laboratories under long-term contractual relationships to conduct research and commercialize products based on fundamental laser and photodetector technology. We view our relationship with Hitachi as a competitive advantage because this relationship makes us a leader in fundamental semiconductor laser research for the communications market. These research efforts enable us to develop market leadership in the 10Gbps transceiver module market and place us in a strong position to develop differentiated products for emerging higher-speed markets, such as the 40Gbps and 100Gbps markets.

On July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively referred to as “Clarity”) together contributed $321.3 million in exchange for Class A common stock representing a 30.0% interest in our company. Since then we have expanded our customer base, increased our design wins and made significant operational improvements. In addition, we have expanded our product lines and our patent portfolio which, as of March 31, 2007, includes 330 awarded patents and 353 pending patent applications as well as acquired and integrated two businesses. Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout the Americas, Europe, Japan and Asia Pacific. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell into select industrial and commercial applications such as medical systems, laser printers and barcode scanners where we can apply our core laser capabilities.

In February 2007, we completed our initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 newly issued shares as well as 6,666,666 and 242,709 shares owned by Hitachi and Clarity, respectively, our two largest shareholders. As a result of the offering, Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%. We received $171.0 million of net proceeds from the offering and in February 2007 we used $50.9 million to repay all of our then outstanding short-term loans.

Industry Background

Over the past several years, telecommunications networks have undergone significant changes as network service providers pursue more profitable service offerings and lower operating costs. Network service providers continue to add high speed network access such as Wi-Fi, WiMAX, 3G, DSL, cable and FTTx, and are converging traditionally separate networks for delivering voice, video and data into IP-based integrated networks. Concurrent with these trends, a growing demand for high bandwidth applications such as e-mail, music and video downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV are challenging network service providers to supply increasing bandwidth to their customers. These applications drive increased network utilization across the core and at the edge of wireline, wireless and cable networks, which we collectively refer to as telecommunications networks. Additionally, in data communications, enterprises and institutions are managing the rapidly escalating demands for data and bandwidth and are upgrading and deploying their own high speed local, storage and wide area networks, also called LANs, SANs and WANs respectively. These deployments increase the ability to utilize high bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks.

Both telecommunications and data communications networks are utilizing optical networking technologies capable of supporting higher speeds, additional features and greater interoperability to accommodate higher bandwidth requirements and achieve the lowest cost. Today, both telecommunications network systems vendors such as Alcatel-Lucent and data communications network systems vendors such as Cisco are producing optical systems increasingly based on 10Gbps and 40Gbps speeds including multi-service switches, DWDM transport terminals, access multiplexers, routers, Ethernet switches and other network systems. Mirroring the convergence of telecommunications and data communications networks, these network systems vendors are increasingly addressing both telecommunications and data communications applications. Faced with technological and cost challenges, they are focusing on their core competencies of software and systems integration, and are relying upon established module and component suppliers for the design, development and supply of critical hardware components such as products that perform the optical transmit and receive functions.

To address the increased network speed requirements, optical module and component companies need to provide products that incorporate improved semiconductor laser technology that addresses power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability:

•	The Power Challenge. Modules that operate at 10Gbps consume two to more than five times as much electrical power as those modules operating at the preceding data rate and the power challenges are expected to become more difficult as the industry moves beyond 10Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher temperature tolerance and improved efficiency which reduces power consumption and enables smaller form factor modules to be used.

•	The Temperature Challenge. Within an optical module, the laser diode is the most sensitive component to temperature. As a result, 10Gbps modules have in the past been constrained to 70[o]C maximum operating case temperature. Even in temperature controlled environments, heat dissipation from neighboring electronic components can raise internal equipment temperatures to levels that degrade laser and module performance. Furthermore, some network equipment is located outdoors in non-temperature controlled environments where transceiver modules need to operate reliably up to an operating case temperature of +85[o]C. Therefore, customers are demanding optical modules that can operate at wider temperature ranges, especially incorporating uncooled lasers that do not require costly and inefficient thermoelectric coolers.

•	The Size Challenge. The system throughput, data rate of each port and the overall chassis dimensions of the system define the bandwidth capacity of that system. Network service providers and enterprises have limited space in which to house their optical network equipment within an office or equipment room. Expanding the capacity of that system requires increasing the number of ports and the data rate of those ports. To meet these higher speed and density requirements, industry leaders have defined smaller 10Gbps transceiver packages. As the size of these packages decrease, so does their ability to dissipate heat making it virtually impossible to support cooled laser technology. Therefore, lower power consumption uncooled laser technology with higher temperature tolerance and improved efficiency is required to meet the thermal capacity of these smaller packages.

The increasing complexity of the components, industry consolidation and the need to increase the pace of innovation while reducing costs have led the network systems vendors to reduce their number of module and component suppliers and favor vendors with more comprehensive product portfolios and deeper product expertise. Suppliers who can successfully meet these challenges may become involved early in network systems vendors’ product development and become a strategic part of their product planning process. Advantages of being one of these select suppliers can include faster time to market and cost advantages.

Our Key Advantages

We are a leading designer and manufacturer of transmit and receive optical modules and components which enable high-speed telecommunications and data communications networks globally. We believe we offer the most comprehensive 10Gbps transceiver product portfolio in the communications industry and are a leader in the rapidly developing 40Gbps technology market. Our modules and components are utilized by leading telecommunications and data communications network systems vendors such as Cisco and Alcatel-Lucent. We have positioned ourselves as a strategic vendor for our customers engaging them early in their planning cycle to help guide product development, addressing the key market requirements and maintaining market leadership in core semiconductor laser-based technology. We believe customers choose to work with us for several reasons including:

Technology Leadership.  Our products are built on a foundation of optical technologies based on over 30 years of research and development experience, resulting in 330 patents awarded and 353 patent applications pending worldwide as of March 31, 2007. Our technology innovation extends to core semiconductor laser design and materials systems, optical and electronic component integration, high precision wavelength stability for DWDM and tunable applications, and high speed transmission design for 40Gbps and higher speeds. The semiconductor laser is at the core of all optical systems and is one of the most complex aspects of optical communications with a long development cycle. We are one of only a limited number of global providers of high performance 10Gbps and above lasers. We conduct our research both independently and through long-term contractual relationships with Hitachi. We are committed to conduct fundamental semiconductor laser research as a source of differentiation. By maintaining leadership in semiconductor laser technology, we are able to better maximize the performance of our transceiver modules as well as gain cost and operational efficiencies through selective vertical integration.

Broad Product Line.  We have one of the most comprehensive transmit and receive optical module portfolios for both telecommunications and data communications applications particularly for 10Gbps transceiver modules. Our products support a wide range of data rates, protocols, wavelengths, transmission distances and industry standard platforms. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceiver modules, and new or planned products for emerging product platforms such as SFP+ and XMD. We believe the breadth of our product portfolio positions us favorably with leading network systems vendors seeking to reduce their number of suppliers in favor of partnering with suppliers with greater product capabilities and expertise.

Superior Performance.  Our performance advantage is, in most cases, due to the use of our industry leading lasers, superior integration and module design capabilities. Our core semiconductor laser technology allows us to efficiently design products that exceed the current power, size, temperature and reliability requirements of our customers, thus providing them with additional system level reliability and design flexibility. For example, one of our newest products is an indium phosphide and aluminum based 10Gbps uncooled DFB that enables 10Gbps optical transceivers to have an operating case temperature of 85oC and provides network system vendors additional heat tolerance margin. This technology delivers reduced power consumption that enables high port density and smaller packages. This technology is allowing us to develop new 10Gbps modules to be used in outdoor non-temperature controlled environments and enable higher capacity in our customers’ next generation systems. In addition to our superior technological performance, we have established long-term relationships with customers by working closely with them to better understand the individual requirements of their products and by providing superior customer service and technical support.

Continuous Innovation.  We continuously innovate in laser and optical technologies such as uncooled DFB lasers and EA-DFBs. As a result, our customers often involve us early in the planning process for their next generation of products or engage us to create custom solutions for complex problems. Our early involvement in the design cycles of our customers’ products deepens our understanding of their long-term needs, increases our strategic importance to these customers and enhances our ability to cost effectively introduce new products that best address their needs. As an example of our successful innovation history, we have won several customer awards including Cisco’s prestigious Technology Alignment Award. We were also the first to market or have been a leading market innovator in products such as 10Gbps lasers, 10Gbps 300 pin transceivers, a DWDM version of a XENPAK transceiver, a 40Gbps laser and transceiver, an APD that meets the more stringent long distance telecom specification and an uncooled XFP module operating at 85oC.

MSA Leadership.  We actively participate with network systems vendors and module and component vendors in the establishment of multi-source agreements, also known as MSAs, which define new product generations. Many customers use these MSAs as a framework for the design of their new systems. These MSAs specify the mechanical dimensions, electrical interface, diagnostic and management features and other key specifications such as heat and electrical interference that enable network systems vendors to plan their new systems accordingly. We are able to substantially influence the MSAs due to our sustained leadership position in the industry and understanding of key customer needs, an understanding developed via our close relationships at the research and development planning level and extensive technical support resources. We are founders or early members of successful 10Gbps MSAs such as 300 pin, XENPAK, X2 and XMD. We believe our involvement in MSA committees, in which our customers also participate, contributes to customer confidence that our new products will meet their performance, quality and manufacturing expectations.

Strategy

Our strategy is to be the leading provider of high performance optical modules and components by providing a broadening range of transmit and receive products that address our customers’ needs. Elements of our strategy include the following:

Focus on High Growth Product and Market Opportunities.  We focus our product development resources on high growth market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We invest substantially in the market for 10Gbps optical components and are selectively increasing our investments in 40Gbps technologies as the market gains momentum. We believe high growth opportunities exist even within more mature communications segments by virtue of introducing innovative laser device structures such as short cavity DBR and long wavelength VCSEL lasers with superior performance characteristics to current generation products. Outside of communications, we believe we can address opportunities by developing products based upon our core laser technology. One such product is a semiconductor green laser diode which our non-communications customers have been requesting for consumer applications such as displays, construction tools and laser pointers.

Grow Revenues Within Existing Customer Base and Selectively Add New Customers.  We continue to broaden our strategic relationship with key customers by maximizing design wins across their product lines. We also continue to leverage the approved vendor status we have with these key customers to qualify our products into additional optical systems, a process which is accelerated when we are already qualified in our customers’ other systems. To this end, we are adding sales and technical support staff to better serve key customers, markets and regions. We also intend to add to our number of strategic relationships by selectively targeting certain existing customers with whom we are not yet a strategic vendor. We are expanding our development efforts with these customers through initiatives including providing specialized sales and support resources, holding technology forums to align our product development effort and implementing custom manufacturing linkages. We plan to selectively approach and achieve design wins with the few network systems vendors who we do not currently serve.

Continue to Invest in Technology.  We believe our semiconductor laser technology together with our expertise in module design and integration are the main contributors to the on-going performance improvements in our high performance modules. The cost of the laser makes up a substantial portion of the total module cost. Through our vertical integration and ownership of key high performance laser technology, we believe we have a substantial cost advantage over competitors that must buy lasers from third parties at higher costs and with less ability to drive innovation. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue our longstanding relationship with Hitachi and our joint commitment to fundamental laser and materials research. These factors, combined with the number of patents we hold, provide us with a competitive advantage. Notably, we have fewer competitors for the lasers we make than at the module level.

Engage our Customers Early in their Product Planning Cycle.  By engaging our customers early in their system design process, we gain critical information regarding their system requirements and objectives which influences our module and component design. Our sales force, product marketing teams and developmental engineers engage regularly with our customers to understand their product development plans. Additionally, for certain customers, we hold periodic technology forums so that the product development teams of our customers can interact directly with our research and development teams. Likewise, our early involvement in their system development processes also enables us to influence MSAs and introduce differentiated products that comply with MSAs and customer specific requirements. Moreover, this dynamic interaction between ourselves and our customers provides us a significant competitive advantage, valuable insight and a close customer relationship that grows over each generation of products introduced by our customers.

Continue to Improve Our Manufacturing Process.  We continually seek to improve our manufacturing process thereby extending our leadership in product quality and performance, time to market and cost effectiveness. The integration between our research and development teams and our manufacturing operations enables us to successfully operationalize manufacturing innovations and selectively outsource operations to lower cost manufacturers when the technology has stabilized. We manage our supplier base and purchasing to streamline parts management, minimize inventory and strengthen key vendor relationships.

Explore Strategic Acquisitions.  We intend to pursue selective acquisitions to strengthen our market position, enhance our technology base, optimize our production capacity and expand our geographic presence. We intend to evaluate and potentially acquire companies with synergistic or complementary technologies, customer relationships and product offerings. We intend to be selective about our acquisitions and will require companies to meet both strategic and financial goals. An example of this strategy is our acquisition of Pine Photonics which expanded our presence and product offerings to network systems vendors.

Technology and Research and Development

We utilize our proprietary technology at many levels within our product development, ranging from the basic materials research that created the innovative materials we use in our lasers to the sophisticated component integration and optimization techniques we use to design our modules. We are committed to conducting fundamental research in laser technologies. In addition, we have a proven record of successfully productizing this research. Our technology is protected by our strong patent portfolio and trade secrets developed in deployments with our extensive customer base. Our leading technologies start with our fundamental laser technology and extend through design and assembly. In particular, the following technologies are central to our business:

Semiconductor Laser Design & Manufacturing.  We are a leading manufacturer and designer of lasers for high speed fiber optic communications such as 10Gbps and 40Gbps. In the development and manufacturing of new lasers, we utilize accumulated knowledge in areas such as semiconductor growth, semiconductor materials systems, quantum well engineering, design for very precise wavelengths, and high frequency performance. This knowledge enables performance improvements such as miniaturization, wavelength control, wide temperature, and high speed operation, and provides us with a time and knowledge advantage over companies that source their 10Gbps lasers from other companies.

Optical Semiconductor Materials.  Central to our laser design and manufacturing is our experience and research in materials, one of the most challenging aspects of optical communications technology and a source of competitive advantage. Our advances in optical semiconductor materials have enabled us to develop new lasers that are more compact, offer greater control of the light emitted and utilize less power to operate. For example, our innovations in the use of aluminum in semiconductor lasers are utilized in several of our newest lasers including our uncooled DFB laser and an EA-DFB laser which integrates a modulator with the DFB laser on the same chip. The use of aluminum gives these lasers increased temperature tolerance, improved efficiency, faster response time and greater wavelength stability, all while achieving or exceeding industry reliability requirements. Our research continues on new materials systems such as GaInNAs which we are developing for use in long wavelength VCSELs and further improvements in laser operating temperature and efficiency. We also have developed novel techniques for the use of the materials system InAlAs in the construction of high performance avalanche photodiodes which is central to performing the receive function.

Subassembly Design.  Laser diodes and photodetectors are particularly sensitive to external forces, fields and chemical environments, so they are typically housed in a hermetically sealed package. These laser diodes and photodetectors are placed upon special ceramic circuit boards and are packaged into a mechanical housing with certain electronics into transmit or receive optical subassemblies, or TOSA and ROSA, respectively. We have experts dedicated to TOSA and ROSA design with fundamental knowledge in laser physics, high frequency design and mechanical design who have garnered numerous patents. We are a founding member of the XMD MSA which creates a platform of miniature, high performance TOSAs and ROSAs for 10Gbps that can be used across multiple products and sold to external customers.

Module Design.  Transceiver modules integrate the TOSA, ROSA, integrated circuits and other components into compact packages specified by various MSAs. We possess key technology in the form of high speed circuit design skills for error-free processing, transmitting, receiving and outputting of information, exceptional mechanical design to allow for higher tolerance of electrical and mechanical shock, and excellent thermal design to transfer heat away from key components and out of the module. We also have expertise in the design and manufacture of optical modules for long distance transmission including tunable laser modules. Long-distance transmission modules require special manipulation of the optical signal to insure that error free transmission is achieved over tens to hundreds of kilometers of optical fiber.

Our research and development plans are driven by customer input obtained by our sales and marketing teams, in our participation in various MSAs, and our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers of our progress to achieve better alignment in our product and technology planning. For new components and more complex modules, research and development is conducted in close collaboration with our manufacturing operations to shorten the time to market and optimize the manufacturing process. We generally perform product commercialization activities ourselves and utilize our Hitachi relationship to jointly develop or fund more fundamental optical technology such as new laser designs and materials systems.

Products

We design, manufacture and market optical modules and components that transmit and receive data, used in both telecommunications and data communications markets, and have one of the most comprehensive transceiver product portfolios for these markets, particularly at 10Gbps data rates. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio primarily consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceiver modules, and new or planned products for emerging MSAs such as SFP+ and XMD. We sell transmit and receive optical modules and components, which are optical components that either generate or receive light signals, and our products are distinguished by their reliability and superior performance across several technical parameters.

The primary components that comprise all of our products are laser diodes and photodetectors. The laser diode provides the light source for communication over fiber optic cables. Our current communications laser diode product offering includes DFB lasers and EA-DFB lasers at selected 2.5Gbps and 10Gbps data rates and 1310nm and 1550nm wavelengths. Photodetectors receive the optical signal; we offer high performance avalanche photodiodes, or APDs, that operate at the same data rates and wavelengths of our lasers. We believe our laser diodes and photodetectors offer superior performance in key metrics such as reliability, temperature range, power consumption, stability and sensitivity.

The next level of integration involves packaging the laser diodes or photodetectors with integrated circuits and other electronic components that perform various control and signal conversion functions. A transmitter combines a laser diode with electronic components that control the laser and convert electrical signals from the network systems equipment into optical signals for transmission over optical fiber. A receiver combines a photodetector with electronic components that performs the opposite function, namely, converting the optical signal back into electrical form for processing by the network systems equipment. A transceiver combines both transmitter and receiver functions in a single module.

These modules support a wide range of protocol interfaces for telecommunications and data communications systems such as Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155Mbps to 40Gbps as well as utilizing DWDM and tunable technology. Depending on the system type, telecommunications systems may have two to sixteen transceiver modules typically mounted onto line cards while data communications systems may have from two to forty-eight ports. Optical network systems vendors now rely upon transceiver modules to perform transmit and receive functions in most of their new system designs.

Our products include:

Product Line
Product Types	Equipment	Application	Speed	Reach	Shipping

300 pin	Transport & Routers	Telecom & Datacom	40Gbps	2km	Since 2004
300 pin	Transport, MSS, Routers & AM*	Telecom & Datacom	10Gbps	600m, 2km, 12km, 20km, 40km, 80km, DWDM & Tunable	Since 2000
XENPAK	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km & DWDM	Since 2002
X2	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km	Since 2004
XPAK	Servers, Switches	Datacom	10Gbps	300m, 10km	Since 2005
XFP	Transport, MSS, Switches, Routers & AM, Servers	Datacom	10Gbps	300m, 600m, 2km, 12km, 20km, 40km, 80km, DWDM & Tunable	Since 2004
SFP+	Servers, Switches, Storage	Datacom	8-10Gbps	75m, 300m, 80km	Since 2007
XMD TOSA & ROSA	Transceiver Vendors	Telecom & Datacom	10Gbps	10km, 40km, 80km	Since 2005
LDM/PDM	Transport & MSS	Telecom	10Gbps	40km, 80km, DWDM	Since 2000
SFP	Transport, MSS, Routers & AM	Telecom	155Mbps, 622Mbps, 2.5Gbps	2km, 15km, 40km, 80km, DWDM	Since 2003
SFP	Hubs & Switches	Datacom	1.25Gbps	500m, 10km, 80km	Since 2004

*	MSS refers to multi-service switches and AM refers to access multiplexers.

For the industrial and commercial markets, we offer lasers and infrared LEDs for a variety of specialized applications. Our products include visible lasers around the 635nm, 650nm and 670nm wavelengths for applications such as laser printing, industrial barcode scanning, medical imaging and professional contractor tools; lasers around the 780nm and 830nm wavelengths for scientific measurement, night vision, and other infrared applications, and infrared LEDs around the 760nm, 840nm and 880nm wavelengths for sensors used in robotics and other industrial applications.

Customers

We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide including Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., ECI Telecom LTD, Extreme Networks, Inc., Fujitsu Limited, Hitachi, Ltd., Huawei Technologies Co., Ltd, Juniper Networks, Inc. and Mitsubishi Electric Corp. The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Additionally, Cisco, Hitachi and Alcatel-Lucent have consistently been three of our largest customers. Cisco represented 37.7%, 27.9% and 28.5% of our total revenues for the years ended March 31, 2007, 2006 and 2005, respectively. Hitachi accounted for 4.3%, 15.0% and 16.7% of our total revenues for the years ended March 31, 2007, 2006 and 2005, respectively. Alcatel-Lucent is our largest telecommunications customer representing 20% of our total revenue for the year ended March 31, 2007 while Alcatel represented 12.7% and 15.3% of our total revenues for the years ended March 31, 2006 and 2005, respectively. Other than Cisco, Hitachi, Alcatel-Lucent and Alcatel, no other customer accounted for more then ten percent of sales for the years ended March 31, 2007, March 31, 2006 and March 31, 2005. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers.

Our customers in the industrial and commercial markets consist of a broad range of companies that design and manufacture laser-based products. These include medical and scientific systems, industrial bar code scanners, professional grade construction and surveying tools, gun sights and other security equipment, sensors for robotics and industrial automation, and printing engines for high-speed laser printers and plain paper copiers.

Competition

The market for optical modules and components is highly competitive and is characterized by continuous innovation. While no company competes against us in all of our product areas, our competitors range from the large, international companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications markets, we compete primarily with the suppliers of transmit and receive optical modules and components, at both the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level such as transceivers for telecommunications and data communications applications. Competitors include Avago, Avanex, Bookham, Finisar, Fujitsu, Intel, JDS Uniphase, Mitsubishi, Optium, and Sumitomo (which markets products in North America as Excelight). The market for optical modules and components is highly competitive. We believe the principal competitive factors are:

•	product performance including size, speed, operating temperature range, power consumption and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	ability to introduce new products in a timely manner that meet customers’ design-in schedules and requirements;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	sales channels; and

•	ability to comply with new industry MSAs and requirements.

In our industrial and commercial product lines, we principally compete with Sanyo, Sony, Arima and QSI. We believe the principal competitive factors are:

•	product performance including power output, wavelength, power consumption, operating temperature range, and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	breadth of product solutions;

•	sales, technical, and post-sales service and support; and

•	sales channels.

Because some of our competitors are large public companies that have longer operating histories and have greater financial, technical, marketing and other resources than we have, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data communications markets, some of our competitors have broader product portfolios by supplying passive components or a broader range of lower speed transceivers. Other competitors may also have preferential access to certain network systems vendors, or offer directly competitive products which may have better performance measures than our products. In addition, our competitors that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, although we believe we currently compete favorably with our competitors, we cannot be assured that we will be able to compete successfully against either current or future competitors in the future.

Manufacturing

We fabricate key lasers and photodetectors for use in our modules and for sale to other module suppliers in our dual research and development and manufacturing facilities in Totsuka and Komoro in Japan. Optical component manufacturing is highly complex, utilizing extensive know-how in multiple disciplines and accumulated knowledge of the fabrication equipment used to achieve high manufacturing yields, low cost and high product consistency and reliability. Co-location of our research and development and manufacturing teams and utilization of well-proven fabrication equipment helps us shorten the time to market and achieve or exceed manufacturing cost and quantity targets. After chip fabrication, we utilize contract manufacturing partners for the more labor intensive step of packaging the bare die into standardized components such as TOSAs, ROSAs, laser diode modules and TO cans that are then integrated into transceiver modules and other products.

For our 10Gbps transceiver modules, we use a combination of internal manufacturing and contract manufacturing. Typically, we begin manufacturing new 10Gbps modules in-house to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain customized 10Gbps modules and 40Gbps modules may remain in-house even in mass production to speed time to market and bypass manufacturing transfer costs.

For our 2.5Gbps and lower speed SFP modules, we typically move new product designs directly to contract manufacturing partners. These lower speed modules are generally less complex than 10Gbps modules and ramp up to much greater volumes in mass production.

Our contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand and the United States. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

We follow established new product introduction processes that ensure product reliability and manufacturability by controlling when new products move from sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize comprehensive manufacturing resource planning systems to coordinate procurement and manufacturing to our customers’ forecasts. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each customer account to provide a clear interface to our customers, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at 10Gbps and above, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development, and represent us in MSAs.

For key customers, we hold periodic technology forums for their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ longer term needs while helping our customers adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. As this trend matures, we continually upgrade our sales operations and manufacturing support to maximize our efficiency and flexibility and coordination with our customers.

In the industrial and commercial market, we primarily sell through a network of manufacturing representatives and distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated field application engineering and product marketing staff. We also sell direct to certain strategic customers. Through our customer interactions, we continually increase our knowledge of each application’s requirements and utilize this information to improve our sales effectiveness and guide product development.

Since inception, we have actively communicated the Opnext brand worldwide through participation at trade shows and industry conferences, publication of research papers, bylined articles in trade media, advertisements in trade publications and interactive media, interactions with industry press and analysts, press releases and our company web site, as well as through print and electronic sales material.

Patents and Other Intellectual Property Rights

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology and brand.

As of March 31, 2007, we have been issued 330 patents and have 353 patent applications pending. Patents have been issued in various countries including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the 130 patents issued in the U.S., twenty-five will expire within the next five years, and of those, eight will expire in the next two years. Of the 152 patents issued in Japan, fifty-five will expire in the next five years, and of those, twenty-six will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions.

For technologies that we develop in cooperation with Hitachi, either on a joint development or funded project basis, we have contractual terms that define the ownership, use rights, and responsibility for intellectual property protection for any inventions that arise. We also benefit from long-term cross-licensing agreements with Hitachi that allow either party to leverage certain of the other party’s intellectual property rights worldwide and obligate Hitachi to try to extend its third-party cross licenses to us.

Opnext is a registered trademark in the U.S., Japan and the European Union as a Community Trademark (CTM). Trademark registration is pending in China. We have three product family names trademarked with two pending. We also have a licensing agreement in place with Hitachi to utilize the indication “Powered by Hitachi” in our logo through February 20, 2008.

We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information, non-competition and invention assignment agreement with us when they join and are reminded of their responsibilities when they leave. We also enforce a confidential information and invention assignment agreement with contractors.

Employees

As of March 31, 2007, we had 407 full-time employees. Of the 407 employees, 306 are located in Japan, 90 in the U.S., eight in Europe and three in China. Of our 407 total employees, 151 are in research and development, 142 are in manufacturing, 63 are in sales and marketing, and 51 are in administration. We consider our relationships with our employees to be good. In addition, none of our employees is represented by a labor union.

Item 1A.	Risk Factors

Risks Relating To Our Business and Industry

Uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.

Fluctuations and changes in our customers’ demand are common in our industry. Such fluctuations, as well as quality control problems experienced in our manufacturing operations or those of our third-party contract manufacturers, may cause us to experience delays and disruptions in our manufacturing process and overall operations and reduce our output capacity. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or canceled, which would negatively affect our revenues, gross margins, strategic position at customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production which in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such delays, disruptions and cancellations.

If our customers do not qualify our products or if their customers do not qualify their products, our results of operations may suffer.

Most of our customers do not purchase our products prior to qualification of our products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for canceled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification could have a negative effect on our results of operations.

If network service providers that purchase systems from our customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed. The qualification and field testing of our customers’ systems by network service providers is long and unpredictable. This process is not under the control of our company or our customers, and, as a result, timing of our revenues is unpredictable. Any unanticipated delay in qualification of one of our customers’ network systems could result in the delay or cancellation of orders from our customers for modules included in the applicable network system, which could harm our results of operations.

We do not have long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.

Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products beyond firm purchase orders. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers canceled significant orders with us and our competitors which resulted in losses of revenues and excess and obsolete inventory, that led to inventory and asset disposals throughout the industry. Similarly, decreases or deferrals of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

We may experience low manufacturing yields or higher than expected costs.

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on and our production capacity for those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture such as lasers and photodetectors due to the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process either before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our revenues and gross margins.

There is a limited number of potential suppliers for certain components. In addition, we depend on a limited number of suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues. We may also face component shortages if we experience increased demand for modules and components beyond what our qualified suppliers can deliver.

Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison and for more critical components, such as lasers, photodetectors and key integrated circuits, as much as repeating the entire qualification process. We depend on a limited number of suppliers of key components we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. We have in the past had to change suppliers, which has, in some instances, resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

We rely substantially upon a limited number of contract manufacturing partners and, if these contract manufacturers fail to meet our short and long-term needs and contractual obligations, our business may be negatively impacted.

We rely on a limited number of contract manufacturers to assemble, manufacture and test approximately half of our finished goods. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Certain of our independent manufacturers have a limited history of manufacturing optical modules or components. In the past, we have experienced delays or other problems, such as inferior quality, insufficient quantity of product and an inability to meet cost targets, which have led to delays in our ability to fulfill customer orders. Additionally, we have, in the past, been required to qualify new contract manufacturing partners and replace contract manufacturers, which led to delays in deliveries. Any future interruption in the operations of these manufacturers, or any deficiency in the quality, quantity or timely delivery of the components or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers or require us to contract with and qualify new contract manufacturing partners. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.

We face increasing competition from other providers of competing products, which could negatively impact our results of operations and market share.

We believe that a number of companies have developed or are developing transmit and receive optical modules and components and lasers and infrared LEDs that compete directly with our product offerings. Current and potential competitors may have substantially greater financial, marketing, research and manufacturing resources than we possess, and there can be no assurance that our current and future competitors will not be more successful than us in specific product lines or as a whole.

Competition has intensified as additional competitors enter the market and current competitors expand their product lines. The industry has experienced an increase in low-cost providers of certain product lines. Companies competing with us may introduce products that are more competitively priced, have greater performance, functionality or reliability, or our competitors may have stronger customer relationships, and may be able to react quicker to changing customer requirements and expectations. Increased competitive pressure has in the past and may in the future result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. A reduction in pricing for any existing or future customers may result in reduced pricing for other existing or future customers since our customers’ pricing is established pursuant to pricing agreements of not more than one year in duration or upon receipt of purchase orders. All of the pricing agreements with our customers provide either that prices will be set at invoicing or at various intervals during the year or require us to offer our existing customers the most favorable pricing terms. All of these situations enable our customers to frequently negotiate based upon prevailing market price trends. As product prices decline, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new customers could negatively impact our results of operations and market share.

If demand for optical systems, particularly for 10Gbps network systems, does not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of transmit and receive optical modules and components ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content due to insufficient copy protection and uncertainty regarding long-term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.

Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts, result in a loss of customers and may possibly result in product liability claims.

Our products are complex and undergo quality testing as well as formal qualification by both our customers and us. However, defects may be found from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations problems, litigation and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

The occurrence of any defects in our products could give rise to liability for damages caused by such defects. Any defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance or our business may be significantly harmed.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development, and such delays may occur in the future. To the extent customers defer or cancel orders for existing products for any reason, our operating results would suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	delays in or denials of membership in future MSAs that become successful, or membership in and product development for MSAs that do not become successful;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, to license these technologies from third parties, or to stay competitive in our markets. Any failure to respond to technological changes could significantly harm our business.

Our products are complex and may take longer to develop and qualify than anticipated and we may not recognize revenues from new products until after long customer qualification periods.

We are constantly developing new products and using new technologies in these products. These products often take substantial time to develop because of their complexity, rigorous testing and qualification requirements and because customer and market requirements can change during the product development or qualification process. Such activity requires significant spending by the company. Due to the long development cycle and qualification process, we may not recognize revenue, if at all, from new products until long after such expenditures.

In the telecommunications market, there are stringent and comprehensive reliability and qualification requirements for optical networking systems. In the data communications industry, qualifications can also be stringent and time-consuming. However, these requirements are less uniform than those found in the telecommunications industry from application to application and systems vendor to systems vendor.

At the component level, such as for new lasers, the development cycle may be lengthy and may not result in a product that can be utilized cost-effectively in our modules or that meets customer and market requirements. Additionally, we often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products.

If we fail to obtain the right to use others’ intellectual property rights necessary to operate our business, our ability to succeed will be adversely affected.

Numerous patents in our industry are held by others, including our competitors and academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit sales of our existing products and the development of new products for our markets. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our gross margins and operating results. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

If we are unable to obtain a license from a third-party, or successfully defeat their infringement claim, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We license our intellectual property to Hitachi and its wholly-owned subsidiaries without restriction. In addition, Hitachi is free to license certain of Hitachi’s intellectual property which we use in our business to any third-party, including our competitors, which could harm our business and operating results.

We were initially created as a stand alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, we acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly-owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that we develop during a period ending in July of 2011 (and October of 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including to compete with Opnext.

Additionally, while significant intellectual property owned by Hitachi was assigned to us when we were created, Hitachi retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including our competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that is licensed to us by Hitachi is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Hitachi could harm our business and operating results.

We may not be successful in establishing a brand identity, which may adversely affect our business, financial condition and results of operations.

Opnext uses the indication “Powered by Hitachi” extensively in its operations. We believe our customers recognize the value of the Hitachi brand name. Our right to use this indication will expire on February 20, 2008. The removal of the “Powered by Hitachi” indication may adversely affect our business, financial condition and results of operations.

We may experience increased costs resulting from a decrease in the purchasing power we had while we operated as a controlled subsidiary of Hitachi.

As a controlled affiliate of Hitachi, we were able to take advantage of Hitachi’s size and purchasing power in procuring goods, technology and services, including audit services, employee benefit support, short term loan financing and insurance. As a stand-alone entity, we are significantly smaller than Hitachi and we do not necessarily have access to financial and other resources comparable to those available to us when we were a controlled subsidiary of Hitachi. As a result, we may be unable to obtain goods, technology, financing and services at prices and on terms as favorable as those available to us when we were a controlled subsidiary of Hitachi, which could increase our costs and reduce our profitability.

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

We are exposed to foreign currency exchange risks. Foreign currency fluctuations may affect our revenues and our costs and expenses and significantly affect our operating results. Portions of our revenues are derived in currencies other than the U.S. dollar, principally the Japanese yen and the Euro. In addition, a substantial portion of our cost of sales is derived in Japanese yen and portions of our operating expenses are derived in Japanese yen and Euros. As a result, we bear the risk that fluctuations in the exchange rates of these currencies in relation to the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore have a negative effect on future operating results.

We may lose rights to key third-party intellectual property arrangements given that we are no longer majority-owned by Hitachi.

As a majority-owned subsidiary of Hitachi, we were the beneficiary of some of Hitachi’s intellectual property arrangements, including cross-licensing arrangements with other companies and licenses from third parties of technology incorporated in our products and used to operate our business. We are no longer a beneficiary under some of these agreements now that Hitachi’s direct or indirect equity ownership in our company no longer exceeds 50%.

We have been working with Hitachi and certain third parties with which it has cross-licenses which have intellectual property that is or may be relevant to our business to determine if they will agree to extend those cross-licenses to Opnext. While we have concluded a number of such agreements, we cannot guaranty that each such third party will agree to such extensions, or what conditions any such third party may impose in connection with agreeing to such extensions. If we do not successfully conclude such agreements, we may be exposed to infringement claims or lose access to important intellectual property and technology. Our patent portfolio is significantly smaller than Hitachi’s, which may make it more difficult for us to negotiate third-party patent cross licenses on terms that are as favorable to us as those previously negotiated by Hitachi. If, as a result, we were to infringe intellectual property rights of others or otherwise lose access to intellectual property or technology important in the conduct of our business, it could have a material and adverse effect on our business, financial condition and results of operations. We could, for example, be forced to agree to make substantially higher royalty payments to continue using that intellectual property or technology or, if we are unable to agree on licensing terms on our own, we could be forced to cease manufacturing products that use that intellectual property or technology.

Our failure to protect our intellectual property may significantly harm our business.

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures to establish and protect our proprietary rights. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Pursuing infringers of our intellectual property rights can be costly.

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our intellectual property is difficult especially after our employees or those of our third-party contract manufacturers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. There may be third parties that refrained from asserting intellectual property infringement claims against our products or processes while we were a majority-owned subsidiary of Hitachi that may elect to pursue such claims now that we are no longer a majority-owned subsidiary of Hitachi. From time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property. We review the merits of each such letter, none of which have resulted in litigation to date. However, any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third-party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes or enter into licensing arrangement with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss in revenue.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	our ability to manufacture and deliver products to our customers in a timely and cost-effective manner;

•	quality control problems in our manufacturing operations;

•	fluctuations in our manufacturing yields;

•	length and variability of the sales cycles of our products;

•	new product introductions and enhancements by our competitors and ourselves;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	unanticipated increase in costs and expenses; and

•	fluctuations in foreign currency exchange rates.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash and cash equivalents, and cash flows from future operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

•	acquire complementary businesses or technologies;

•	enhance our operating infrastructure;

•	hire additional technical and other personnel; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future depends on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock could adversely affect our ability to attract or retain technical personnel.

Potential future acquisitions may not generate the results expected, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we may pursue acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. If we fail to manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the manufacturing, operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or for our existing operations;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition candidates.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

We depend on Hitachi for a number of services necessary for the operation of our business. Any failure of Hitachi to provide these services could have a material adverse effect on our business.

Since our formation in September 2000, we have continued to work closely with Hitachi in many respects and have relied on Hitachi for certain resources to run our business. We rely on Hitachi to provide certain services, such as procurement, inventory management and fulfillment in Japan, certain information technology services, support services in connection with the identification of patentable inventions, payroll services and other services. While we may be entitled to damages if Hitachi fails to perform these services, our agreement with Hitachi limits the amount of damages we may receive. In addition, we do not know whether we will be able to collect any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of Hitachi’s failure to perform under its agreement with us. In addition, Hitachi provides insurance, procurement, raw materials, contract employees, certain intellectual property, access to research facilities cross licenses and capital leases. Because we are a smaller and less diversified company than Hitachi is today, and we may not have access to financial and other resources comparable to those of Hitachi, if Hitachi were to fail to provide certain services to us, we might be unable to obtain goods, technology, financing and services at prices and on terms as favorable as those available to us through Hitachi, which could have a material adverse effect on our business and profitability.

Our product expertise is based on our research ability developed within our Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to our business success and strategy is fundamental laser research. We rely on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to our current and future business. Our research and development agreement with Hitachi and Opnext Japan’s research and development agreement with Hitachi will both expire on February 20, 2012. Should access to Hitachi’s research laboratories not be available or available at less attractive terms in the future, development of new technologies and products may suffer and our results could be materially adversely affected.

Hitachi and Clarity collectively control the outcome of shareholder actions in our company.

As of March 31, 2007 Hitachi holds a 43.9% and Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, collectively Clarity, hold a 22.9% equity interest in our company, respectively. In addition, Hitachi and Clarity Management, L.P. each hold options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, which are fully vested. Their equity shareholdings give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in our company, and may be unable or unwilling to participate in future financings of our company and thereby materially harm our business and prospects.

We may have conflicts of interest with Hitachi and, because of Hitachi’s significant ownership interest in our company, may not be able to resolve such interests on favorable terms for us. For example, Hitachi has another majority-owned subsidiary, Hitachi Cable, Ltd., that directly competes with us in certain 10Gbps 300 pin and LX4 applications and certain SFP applications. These product categories accounted for less than 15% of our revenues for the year ended March 31, 2007.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead;

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

The risks provided above impact our business in the countries in which we operate including Japan and Europe, which constitute a significant portion of our international operations. For example, the European Union enforced a mandatory requirement on the Reduction of Hazardous Substances (RoHS 2002/95/EC) which required us to make changes to our product line on a global basis in order to comply with the European directive. Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations.

Our business and future operating results may be adversely affected by events outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, particularly possible earthquakes which may affect our Japanese factories and our Fremont, CA facility. Other possible disruptions include: fire, volcanic activity, flood, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. In the event of an economic downturn, we may not be able to reduce costs fast enough and, specifically, we may be hampered in eliminating employees in foreign jurisdictions due to foreign labor regulations.

Environmental laws and regulations may subject us to significant costs and liabilities.

Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state and foreign laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs as a result of violations of or liabilities under environmental laws.

If equity research analysts do not continue to publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The price of our common stock may be volatile and may fluctuate substantially which could result in substantial losses for our investors.

The market price of our common stock may be volatile and may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	our sale of common stock or other securities in the future, or sales of our common stock by our principal stockholders;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

In addition, the stock market in general, the NASDAQ and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition and results of operations.

Future sales of our common stock may depress our share price.

As of March 31, 2007, we have 64,549,100 shares of common stock outstanding. Potential future sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. After the lock-up agreements pertaining to our initial public offering expire, additional stockholders will be able to sell their shares in the public market, subject to legal restrictions on transfer. In addition, under our stockholders’ agreement, some of our stockholders are entitled to registration rights. Subject to the terms of the lock-up agreements, registration of the sale of these shares of our common stock would generally permit their sale into the market immediately after registration. These registration rights of our stockholders could impair our ability to raise capital by depressing the price of our common stock. We may also sell additional shares of common stock in subsequent public offerings, which may adversely affect market prices for our common stock.

Certain provisions of our corporate governing documents and Delaware Law could make an acquisition of our company more difficult.

Certain provisions of our organizational documents and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	limit the persons who can call special stockholder meetings;

•	provide that a supermajority vote of our stockholders is required to amend some portions of our amended and restated certificate of incorporation and amended and restated bylaws;

•	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

•	do not provide for cumulative voting in the election of directors; and

•	provide for the filling of vacancies on our board of directors by action of a majority of the directors and not by the stockholders.

These and other provisions in our organizational documents could allow our board of directors to affect the rights of our stockholders in a number of ways, including making it more difficult for stockholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Section 203 of the Delaware General Corporation Law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock which could have the effect of delaying, deferring or prohibiting a merger or other takeover or a change of control of our company. Generally, Section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with any holder of 15% or more of our common stock for a period of three years after the time that the stockholder acquired our common stock, subject to certain exceptions.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

We currently lease space in the United States, Japan, Germany and China.

We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. However, we may adjust from time to time based on the demands of the business. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date

United States
Eatontown, New Jersey	26,285 (of which 8,695 are subleased to two third parties)	Administration, Sales, Marketing	August 23, 2011 (for the master lease; April 30, 2008 and February 28, 2009, respectively, for the two subleases)
Fremont, California	18,160	Sales, Manufacturing, Research and Development	July 31, 2008
Orange City, Florida	710	Sales	November 30, 2007
International
Totsuka, Japan	112,893 (10,488 square meters)	Manufacturing, Research and Development	September 30, 2011 (with automatic 1-year extensions unless notice given by either party)
Komoro, Japan	34,542 (3,209 square meters)	Manufacturing, Research and Development	March 31, 2011 (5-year automatic extensions unless notice given by either party)
Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2008 (with unlimited automatic 2-year extensions)
Munich, Germany	2,153 (200 square meters)	Sales	September 30,2007
Shanghai, China	560 (52 square meters)	Market Research	March 31, 2009

Item 3.	Legal Proceedings.

We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that, if determined to be adverse to the company would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the Nasdaq Market under the symbol “OPXT.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2007 Quarter Ended:
February 15, 2007 to March 31, 2007	18.71	14.79

The approximate number of stockholders of record on May 31, 2007 was 196.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 15, 2007 and March 30, 2007, with the cumulative total return of (i) the Nasdaq Telecommunications Index, (ii) the Nasdaq Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on February 15, 2007 in each of our common stock, the Nasdaq Telecommunications Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 15, 2007 of $17.40 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.

Prior to February 15, 2007, there was no public market for our securities and as such, data for the period preceding February 15, 2007 is not presented on the graph below.

	2/15/2007	2/28/2007	3/31/2007
Opnext, Inc.	100.00	96.84	85.00
Nasdaq Composite Index	100.00	96.76	96.98
Nasdaq Telecommunications Index	100.00	96.43	96.50
Amex Networking Index	100.00	96.82	95.74

Use of IPO Proceeds

In February 2007, we completed our initial public offering which provided $171.0 million of net proceeds from the sale of common shares. Shortly after consummation of the offering, we used $50.9 million of the proceeds to pay all our then outstanding short-term loans. We intend to use approximately $25.0 million of the net proceeds to fund future capital expenditures and approximately $25.0 million for the expansion of our efforts associated with the research and development of new products and the enhancement of existing products including sales and marketing efforts associated with these products. We intend to use the remainder of the net proceeds for working capital and general corporate purposes. While we have no present understandings, commitments or agreements to enter into any potential acquisitions, we may also use a portion of the net proceeds for the acquisition of, or investment in, businesses, technologies or products that complement our existing business. The timing and amounts actually spent for each and any of these purposes may vary significantly and will depend on a number of factors, including our revenues and operating costs, working capital and capital expenditures.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our board of directors might deem relevant.

Stock-based Incentive Plan Information

Information about our stock-based incentive plans as of March 31, 2007 that were approved or not approved by our stockholders was as follows (in thousands except per share data):

	Opnext Options		Pine Options		Total Stock Options		SAR’s
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Stock-based incentive plans approved by our stockholders	4,411	$15.00	60	$1.22	4,471	$14.81	664	$15.00

Stock-based incentive plans not approved by our stockholders	0	$0.00	0	$0.00	0	$0.00	0	$0.00

Repurchases of Equity

We did not repurchase any of our equity securities during the fiscal year covered by this annual report on Form 10-K. We do not currently have a program to repurchase shares of our common stock.

Item 6.	Selected Financial Data

The following consolidated statements of operations data for the years ended March 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of March 31, 2007 and 2006 have been derived from our audited financial statements and related notes which are included elsewhere in this document. The consolidated balance sheet data as of March 31, 2005 and 2004 and the statement of operations data for the year ended March 31, 2004, have been derived from our audited financial statements and related notes that do not appear in this document. The consolidated statements of operations data for the year ended March 31, 2003 and the consolidated balance sheet data as of March 31, 2003 have been derived from our unaudited financial statements that do not appear in this document. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our financial position and results of operations for the period and as of the date indicated. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The historical results are not necessarily indicative of the results to be expected for any future period.

Historical Financial Data

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
					(Unaudited)

Consolidated statements of operations data:
Sales	$222,859	$151,691	$138,432	$79,390	$79,915
Cost of sales	146,684	119,626	107,694	73,144	74,250

Gross margin	76,175	32,065	30,738	6,246	5,665
	34.2%	21.1%	22.2%	7.9%	7.1%
Research and development expenses	35,615	33,669	33,251	30,921	35,960
Selling, general, and administrative expenses	40,231	33,116	33,629	33,164	36,159
Loss on disposal of property, plant and equipment	311	1,065	50	5,886	1,667
Asset impairment	—	—	—	19,150	—
Other operating expenses	—	399	17	247	2,909

Other income (expense)	18	(36,184)	(36,209)	(83,122)	(71,030)
Interest income, net	3,298	4,102	2,138	2,374	3,426
Operating income (loss)	(874)	1,886	52	258	71

Income (loss) before income taxes	2,442	(30,196)	(34,019)	(80,490)	(67,533)
Income tax (expense) benefit	—	(278)	1,275	—	—

Net income (loss)	$2,442	$(30,474)	$(32,744)	$(80,490)	$(67,533)

Net income (loss) per share:
Basic	$0.05	$(0.59)	$(0.63)	$(1.57)	$(1.35)
Diluted	$0.05	$(0.59)	$(0.63)	$(1.57)	$(1.35)
Weighted average number of shares:
Basic	53,432	51,945	51,873	51,383	50,000
Diluted	53,486	51,945	51,873	51,383	50,000

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)
					(Unaudited)

Consolidated balance sheet data:
Total assets	$370,610	$216,826	$291,912	$322,540	$365,961
Long-term liabilities	17,271	7,716	2,245	20,774	22,339
Total shareholders’ equity	293,422	119,663	148,176	177,901	251,405

Selected Quarterly Financial Information (Unaudited)

The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the years ended March 31, 2007 and 2006. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and include all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this document.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2006	2006	2006
	(In thousands except per share data)

Sales	$65,376	$61,736	$55,323	$40,424
Gross margin	22,797	21,663	18,454	13,261
Net income (loss)*	1,517	3,225	1,174	(3,474)
Net income (loss) per share:
Basic	0.03	0.06	0.02	(0.07)
Diluted	0.03	0.06	0.02	(0.07)
Weighted average shares outstanding:
Basic	57,803	52,008	52,008	51,989
Diluted	58,027	52,061	52,059	51,989

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005
	(In thousands except per share data)

Sales	$46,208	$38,609	$35,504	$31,370
Gross margin	13,289	10,684	4,517	3,575
Net loss	(2,779)	(4,089)	(12,090)	(11,516)
Net loss per share:
Basic	(0.05)	(0.08)	(0.23)	(0.22)
Diluted	(0.05)	(0.08)	(0.23)	(0.22)
Weighted average shares outstanding:
Basic	51,949	51,945	51,943	51,941
Diluted	51,949	51,945	51,943	51,941

*	Net income for the three months ended March 31, 2007 includes $3.5 million of stock-based compensation expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included elsewhere in the document. The following discussion should be read together with our financial statements, the related notes thereto and the other financial information included elsewhere in the document.

OVERVIEW

We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. In particular, we design, manufacture and market optical modules and components that transmit and receive data and are primarily used in telecommunications and data communications networks. We have one of the most comprehensive transceiver product portfolios for both of these markets, particularly at the 10Gbps data rate, which we sell to many of the leading network systems vendors. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceivers, and new or planned products for emerging standards such as SFP+ and XMD.

We were incorporated as a wholly-owned subsidiary of Hitachi, Ltd., or Hitachi, on September 18, 2000. On September 28, 2000, Opnext Japan, Inc. was established by Hitachi and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division to Opnext Japan, Inc. On July 31, 2001, Hitachi contributed 100% of the shares of Opnext Japan, Inc. to us in exchange for 70% of our then outstanding Class A common shares and Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively referred to as Clarity) together contributed $321.3 million in exchange for Class A common stock representing a 30% interest in our company.

On October 1, 2002, we acquired 100% of the shares of Opto Device, Ltd. from Hitachi for a purchase price of $40.0 million. This acquisition of Hitachi’s opto device business expanded our product line into select industrial and commercial markets, which we refer to as our industrial and commercial products. On June 4, 2003 we acquired 100% of the outstanding shares of Pine Photonics Communication Inc., or Pine, in exchange for 1,672,476 shares of our then Class B common stock. This acquisition expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. We refer to these products, together with our legacy 2.5 Gbps custom modules, as our less than 10Gbps products.

Since our founding, we have expanded our global sales and marketing reach by opening several offices in the U.S., Europe and China which are strategically located in close proximity to our major customers. We established a corporate administrative headquarters and established our own infrastructure as we significantly reduced the nature and extent of services provided by Hitachi. We also integrated the acquisitions of Opto Device, Ltd. and Pine and improved the flexibility of our manufacturing processes by expanding the use of contract manufacturers. These accomplishments along with continued investments in product development and expansion of our customer base were achieved during one of the most drastic telecommunications and data communications market declines in history.

Due to deteriorating market conditions our sales began to significantly decrease during the quarter ended September 30, 2001 and continued to decline for the next eight quarters. Our sales started to recover during the quarter ended December 31, 2003 and have increased through our most recent quarter which ended on March 31, 2007. Much of this growth has been a result of increased demand for our 10Gbps and 40Gbps products which have grown from 38.9% of our revenue in the year ended March 31, 2004 to 79.4% of revenue in the year ended March 31, 2007. Throughout most of this period, our quarterly sales fluctuated with demand and we experienced operating losses which, along with capital investments and the acquisitions of Opto Device, Ltd. and Pine, were primarily financed with funds received from the sale of shares to Clarity and short-term loans. For the first time, we achieved positive net income during the quarter ended September 30, 2006 and each quarter since then has been profitable.

In February 2007 we completed our initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 new issued company shares as well as 6,666,666 and 242,709 shares previously owned by Hitachi and Clarity, respectively. As a result of the offering Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%. We received $171.0 million of net proceeds from the offering and in February 2007 we used $50.9 million to repay all our then outstanding short-term loans.

The following are factors that may affect our future results of operations:

Sales

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.2%, 81.9% and 72.4% of our sales during each of the years ended March 31, 2007, 2006 and 2005, respectively. Also during each of the years ended March 31, 2007, 2006 and 2005, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps & above products, represented 79.4%, 69.4% and 58.7% of total sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the year ended March 31, 2007, our top two customers, Cisco Systems Inc. and subsidiaries, “Cisco” and Alcatel-Lucent accounted for 37.7% and 20.0% of our sales, respectively. Although we have and will continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.

The evaluation and qualification cycle prior to the initial sale of our products generally spans a year or more. Although we negotiate the sale of our products directly with most of our customers, certain purchase orders for our products are received from contract manufacturers on behalf of several of our network systems vendor customers following our direct negotiation with the respective customers. We recognize revenue when title and risk of loss have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products have been characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. The decreasing price trends are primarily the result of industry over-capacity, increased competition and the introduction of new products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the timing and extent of these decreases.

We began to sell high powered red laser diodes for the rewriteable DVD market to a subsidiary of Hitachi during the year ended March 31, 2004. Since then the market experienced a rapid pace of new product introductions and significant price erosion and we experienced significant losses from sales of these products. Accordingly, during the quarter ended December 31, 2005, we notified Hitachi’s subsidiary of our intention to discontinue sales of our DVD products and then agreed to a last time buy arrangement whereby we would continue to sell our DVD products through September 2006 in exchange for a price increase on new orders received after December 31, 2005. Sales of DVD products were $3.2 million, $11.9 million and $13.6 million in each of the years ended March 31, 2007, 2006 and 2005, respectively.

We operate sales and marketing offices in several countries. During the years ended March 31, 2007, 2006 and 2005, revenues attributed to geographic areas were 55.2%, 47.9% and 44.1% in the United States, 26.1%, 22.6% and 23.1% in Europe, 13.6%, 25.7% and 31.4% in Japan and 5.1%, 3.8% and 1.4% in Asia Pacific, respectively. As a result of this geographic diversity, our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the Euro. To the extent we generate sales in currencies other than the U.S. dollar our future sales will be affected by foreign currency exchange rate fluctuations.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials including components which are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners’ or procured from third-party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2007, 2006 and 2005 were 81.2%, 89.0% and 90.2%, respectively. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.

Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins will primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields and our ability to reduce product costs.

Research and Development Costs

Research and development costs consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $4.2 million, $3.9 million and $3.1 million in connection with these agreements during the years ended March 31, 2007, 2006 and 2005, respectively. In addition our research and development costs primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and developments costs will increase with our efforts to meet the anticipated increased market demands for our new and planned future products and to support enhancements to our existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. We anticipate that these costs will rise as a result of higher revenues in the future. We also expect that the costs of being a publicly traded company, including but not limited to costs of compliance with the Sarbanes-Oxley Act of 2002 and other government regulations, will increase our future selling, general and administrative expenses.

Significant Accounting Policies

Revenue Recognition, Warranties and Allowances

Revenue is derived principally from the sales of our products. We recognize revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met. Specifically, we recognize revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no uncertainties with respect to customer acceptance.

We sell certain of our products to customers with a product warranty that provides repairs at no cost or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but ranges from one year to five years. We accrue the estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Our management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or as other information becomes available.

Allowances for doubtful accounts are based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ credit worthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

Inventory Valuation

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work in process and finished goods at both our sites and those at our contract manufacturer’s sites. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items which are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon managements’ analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a twelve-month rolling forecast based on factors including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at our customers. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory reserves or write-downs. If demand is higher than expected, inventories that had previously been reserved or written down may be sold at prices in excess of the written down value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such asset will not be realized.

As of March 31, 2007, we have a U.S. federal net operating loss carryforward of approximately $87.8 million and a foreign net operating loss carryforward of approximately $325.7 million to offset future taxable income. The U.S. federal net operating loss carryforward excludes $15.8 million of pre-acquisition losses of a subsidiary which are subject to certain annual limitations under Section 382 of the Internal Revenue Code. The U.S. federal net operating loss carryforward will expire between 2022 and 2028 and the foreign net operating loss carryforward will expire between 2010 and 2015.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2007 and 2006, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the tax benefit of the deferred tax assets will not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Impairment of Long-Lived Assets

Impairment of long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

The communication industry experienced significant deterioration during the year ended March 31, 2001 and the outlook of future market trends was uncertain until the second half of the year ended March 31, 2004. As the industry began to recover, we re-evaluated our long-term business plans and determined that the carrying amount of certain long-lived assets exceeded their fair value as determined by the related discounted future cash flows. Accordingly, a non-cash impairment charge of $19.2 million was recorded for the year ended March 31, 2004. Our evaluations for the years ended March 31, 2007, 2006 and 2005 indicated that there were no further impairments.

Stock-Based Incentive Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. We adopted SFAS No. 123(R) on April 1, 2006, using the modified prospective method. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under Statement No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 will be accounted for under the provisions of Statement No. 123(R). Compensation expense for all employee stock-based plans was $3.6 million for the year ended March 31, 2007.

In connection with the adoption of SFAS No. 123(R), we estimate the fair value of our share-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s Staff Accounting Bulletin 107 simplified method. Our expected term assumption for awards issued during the year ended March 31, 2007 was 6.25 years. As additional evidence develops from our stock’s trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of our stock has been estimated based on the median calculated value of the historical volatility of companies we believe should have similar market performance characteristics as those of our Company. Use of comparable companies is necessary since we do not possess a sufficient stock price history. Our expected volatility assumption for awards issued during the year ended March 31, 2007 was 99.3%. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•	A dividend yield of zero has been assumed for awards issued during the year ended March 31, 2007 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•	We have based our risk-free interest rate assumption for awards issued during the year ended March 31, 2007 on the implied weighted-average yield of 4.8% available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Forfeiture rates for awards issued during these same periods have been estimated based on the Company’s actual historical forfeiture trends of approximately 10%.

Prior to April 1, 2006, we accounted for our stock-based incentive plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to disclose pro-forma net income or loss as if the fair value of share-based awards were expensed. For pro forma disclosure purposes, the estimated fair value was amortized to expense over the vesting period. If we had elected to adopt the fair value recognition provisions of SFAS No. 123 for our stock-based incentive plans, our net loss would have decreased by $0.1 million in the year ended March 31, 2006 and would have increased by $0.3 million during the year ended March 31, 2005.

Pending Adoption of New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial statements and plan to adopt the provisions of FIN 48 as of April 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 159 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 159 on our results of operations and financial condition.

Results of Operations for the Years Ended March 31, 2007, 2006 and 2005

The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Year Ended March 31,			Year Ended March 31,
	2007	2006	2005	2007	2006	2005
	(In thousands)			(As percentage of sales)

Sales	$222,859	$151,691	$138,432	100.0%	100.0%	100.0%
Cost of sales	146,684	119,626	107,694	65.8%	78.9%	77.8%

Gross margin	76,175	32,065	30,738	34.2%	21.1%	22.2%
Research and development expenses	35,615	33,669	33,251	16.0%	22.2%	24.0%
Selling, general and administrative expenses	40,231	33,116	33,629	18.1%	21.8%	24.3%
Other operating expenses	311	1,464	67	0.0%	1.0%	0.0%

Operating income (loss)	18	(36,184)	(36,209)	0.0%	(23.9)%	(26.2)%
Interest income, net	3,298	4,102	2,138	1.5%	2.7%	1.5%
Other income, net	(874)	1,886	52	(0.4)%	1.2%	0.0%

Income (loss) before income taxes	2,442	(30,196)	(34,019)	1.1%	(19.9)%	(24.6)%
Income tax (expense) benefit	—	(278)	1,275	0.0%	(0.2)%	0.9%

Net income (loss)	$2,442	$(30,474)	$(32,744)	1.1%	(20.1)%	(23.7)%

Comparison of the Years Ended March 31, 2007 and 2006

Sales.  Overall sales increased $71.2 million, or 46.9%, to $222.9 million in the year ended March 31, 2007 from $151.7 million in the year ended March 31, 2006, including a $1.8 million decrease from fluctuations in foreign currency exchange rates. During the year ended March 31, 2007, sales of our 10Gbps and above products increased $71.9 million, or 68.3%, to $177.1 million, while sales of our less than 10Gbps products increased $7.3 million, or 38.7%, to $26.3 million. Sales of our industrial and commercial products decreased by $8.0 million, or 28.9%, to $19.6 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 300 pin tunable, Xenpak, XFP and X2 modules and 40G product lines. Sales of less than 10Gbps products increased $7.3 million, or 38.7% as a result of increased demand for our telecommunication and data communication SFP products, net of decreased demand for our 2.5Gbps legacy products. The decrease in sales of our industrial and commercial products primarily resulted from DVD volume declines offset by improved DVD selling prices that resulted from the last-time buy arrangement through September 2006 with Hitachi, the sole customer for our DVD products. Sales of DVD products were $3.2 million and $11.9 million in the years ended March 31, 2007 and 2006, respectively.

For the year ended March 31, 2007, Cisco and Alcatel-Lucent, accounted for 37.7% and 20.0% of revenue, respectively. For the year ended March 31, 2006, Cisco, Hitachi and its affiliates, and Alcatel accounted for 27.9%, 15.0% and 12.7% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.

Gross Margin.  Gross margin increased $44.1 million, or 137.6%, to $76.2 million in the year ended March 31, 2007 from $32.1 million in the year ended March 31, 2006, including a $1.8 million benefit from fluctuations in foreign currency exchange rates, partially offset by $0.7 million of stock-based compensation expense recorded during the year ended March 31, 2007 and a $0.3 million negative effect from the change in our excess and obsolete inventory reserves. During each of the years ended March 31, 2007 and 2006, we recorded charges for excess and obsolete inventory of $1.6 million and $1.3 million, respectively. As a percentage of sales, gross margin increased to 34.2% for the year ended March 31, 2007 from 21.1% for the year ended March 31, 2006.

Gross margin of DVD products was approximately $0.9 million for the year ended March 31, 2007 and a loss of approximately $9.3 million for the year ended March 31, 2006. This improvement primarily resulted from higher average selling prices partially offset by higher per unit manufacturing costs derived from lower volumes. Gross margin of our other products increased $33.9 million, or 81.9%, to $75.3 million in the year ended March 31, 2007 from $41.4 million in the year ended March 31, 2006 and, as a percentage of sales, increased to 34.3% from 29.6%. The increase in other products primarily resulted from the overall sales volume increase, improved production yields, lower manufacturing costs per unit derived from higher volumes, lower material and outsourcing costs on most other products as well as the benefit from fluctuations in foreign currency exchange rates partially offset by stock-based compensation expenses, the changes in excess and obsolete inventory reserves and decreases in average selling prices of most products.

Research and Development Expenses.  Research and development expenses increased by $1.9 million, or 5.8%, to $35.6 million in the year ended March 31, 2007 from $33.7 million in the year ended March 31, 2006, including a $0.9 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 16.0% for the year ended March 31, 2007 from 22.2% for the year ended March 31, 2006. Research and development costs, excluding the benefit from the fluctuation in foreign currency exchange rates, increased primarily as a result of stock-based compensation expense and performance-based bonus accruals recorded during the year ended March 31, 2007. Stock-based compensation expense was $1.3 million during the year ended March 31, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $7.1 million, or 21.5%, to $40.2 million in the year ended March 31, 2007 from $33.1 million in the year ended March 31, 2006, including a $0.4 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 18.1% for the year ended March 31, 2007, from 21.8% for the year ended March 31, 2006. Selling, general and administrative costs, excluding the benefit from fluctuations in foreign currency exchange rates, increased primarily as a result of higher logistics and commission costs due to higher sales volumes and the recording of stock-based compensation expenses and performance-based bonus accruals during the year ended March 31, 2007 as well as the additional costs of being a public company. Stock-based compensation expense was $1.5 million during the year ended March 31, 2007.

Other Operating Expenses.  Other operating expenses decreased $1.2 million to $0.3 million for the year ended March 31, 2007 from $1.5 million for the year ended March 31, 2006. During the year ended March 31, 2007, other operating expenses consisted of non-cash charges related to the disposal of certain obsolete fixed assets. During the year ended March 31, 2006, other operating expenses included a $1.1 million non-cash charge related to the disposal of certain obsolete fixed assets as well as fees to restructure our Japan subsidiary’s equity and severance costs.

Interest Income, Net.  Interest income, net decreased by $0.8 million, or 19.6%, to $3.3 million in the year ended March 31, 2007 from $4.1 million in the year ended March 31, 2006. Interest income, net for the years ended March 31, 2007 and 2006 consist of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt of $0.5 million for each year. The decrease reflects lower cash and cash equivalent balances and higher interest rates on short term debt, partially offset by lower short term debt balances and higher interest rates received on these cash and cash equivalent balances during the year.

Other (Expense) Income, Net.  Other expense, net was $0.9 million for the year ended March 31, 2007 and consisted primarily of net exchange losses on foreign currency transactions. Other income, net was $1.9 million for the years ended March 31, 2006 and consisted primarily of net exchange gains on foreign currency transactions.

Income Taxes.  Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. During the year ended March 31, 2007, we did not record a tax provision in certain tax jurisdictions as the income tax benefits from our net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, we continue to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

We recorded a $0.3 million current income tax expense during the year ended March 31, 2006 which resulted from foreign withholding taxes on the repayment of interest expense on debt owed by a subsidiary to the parent corporation. Due to the uncertainty regarding the timing and extent of our future profitability, we recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. As a result, we did not record an income tax benefit during the year ended March 31, 2006.

Comparison of the Years Ended March 31, 2006 and 2005

Sales.  Overall sales increased $13.3 million, or 9.6%, to $151.7 million in the year ended March 31, 2006 from $138.4 million in the year ended March 31, 2005, including a $2.9 million decrease from fluctuations in foreign currency exchange rates. During the year ended March 31, 2006, our 10Gbps and above products increased $23.9 million, or 29.4%, to $105.2 million while our less than 10Gbps products remained constant at $18.9 million and sales of our industrial and commercial products decreased by $10.6 million, or 27.8%, to $27.5 million. The increase in our 10Gbps and above products primarily resulted from increased demand for our 300 pin, XFP and X2 modules partially offset by lower sales of components to transceiver module companies. Sales of less than 10Gbps products remained constant as increased demand for our SFP products was offset by lower demand for our 2.5Gbps legacy products and 50/150 Mbps products. The decrease in sales of our industrial and commercial products primarily resulted from DVD price declines, as well as volume decreases in other industrial and commercial products partially offset by DVD volume increases. Sales of DVD products were $11.9 million and $13.6 million in the years ended March 31, 2006 and 2005, respectively.

For the year ended March 31, 2006, Cisco, Hitachi and its affiliates, and Alcatel accounted for 27.9%, 15.0% and 12.7% of revenues, respectively. For the year ended March 31, 2005, Cisco, Hitachi and its affiliates and Alcatel, accounted for 28.5%, 16.7% and 15.3% of revenue, respectively. No other customers accounted for more than 10% of total sales in either period.

Gross Margin.  Gross margin increased $1.3 million, or 4.3%, to $32.1 million in the year ended March 31, 2006 from $30.7 million in the year ended March 31, 2005, including a $2.9 million benefit from fluctuations in foreign currency exchange rates partially offset by a $2.3 million negative effect from changes in excess and obsolete inventory reserves. During the year ended March 31, 2006, we recorded a $1.3 million charge for excess and obsolete inventory while a $1.0 million benefit was realized during the year ended March 31, 2005 from the sale of inventory that was previously written down. As a percentage of sales, gross margin decreased to 21.1% for the year ended March 31, 2006 from 22.2% for the year ended March 31, 2005.

Gross margin of DVD products was approximately a loss of $9.3 million and a loss of $10.4 million in the years ended March 31, 2006 and 2005, respectively. The lower loss from sales of DVD products primarily resulted from improved yields which offset the negative effects of higher sales volumes and lower average selling prices. Gross margin of our other products increased $0.3 million, or 0.7%, to $41.4 million in the year ended March 31, 2006 from $41.1 million in the year ended March 31, 2005, and as a percentage of sales, decreased to 29.6% from 32.9%. This decrease primarily resulted from decreases in average selling prices of most products, higher industrial and commercial per unit manufacturing costs as a result of lower volumes, lower sales of components which generally have higher margins than our communication modules, and the negative effect from changes in excess and obsolete inventory reserves, that were partially offset by lower manufacturing costs per unit derived from higher volumes, improved yields and lower material and outsourcing costs on most communication products, as well as the benefit from fluctuations in foreign currency exchange rates.

Research and Development Expenses.  Research and development expenses increased by $0.4 million, or 1.3%, to $33.7 million in the year ended March 31, 2006 from $33.3 million in the year ended March 31, 2005, including a $1.4 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 22.2% for the year ended March 31, 2006 from 24.0% for the year ended March 31, 2005. Research and development costs increased due to additional funding for contract research with Hitachi and others as well as higher material costs used in the development of our products offset by lower personnel and depreciation costs resulting from the consolidation of two U.S. based research centers during the second half of the year ended March 31, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $0.5 million, or 1.5%, to $33.1 million in the year ended March 31, 2006, from $33.6 million in the year ended March 31, 2005, including a $0.7 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 21.8% for the year ended March 31, 2006, from 24.3% for the year ended March 31, 2005. The decrease in selling, general and administrative expenses primarily consisted of lower non-employee stock option expense to related parties, as the related options were fully vested as of November 30, 2004, foreign franchise tax savings resulting from the recapitalization of our Japan subsidiary’s equity and the benefit from fluctuations in foreign currency exchange rates partially offset by higher logistics costs associated with the sales volume increase, higher costs associated with our preparatory efforts to comply with Sarbanes-Oxley requirements and increased personnel costs.

Other Operating Expenses.  Other operating expenses increased $1.4 million to $1.5 million for the year ended March 31, 2006, from $0.1 million for the year ended March 31, 2005. During the year ended March 31, 2006, other operating expenses included a $1.1 million non-cash charge related to the disposal of certain obsolete fixed assets as well as fees to restructure our Japan subsidiary’s equity and severance costs. Other operating expenses for the year ended March 31, 2005 consisted of non-cash charges related to the disposal of certain obsolete fixed assets and severance costs.

Interest Income, Net.  Interest income, net increased by $2.0 million, or 91.9%, to $4.1 million in the year ended March 31, 2006 from $2.1 million in the year ended March 31, 2005. Interest income, net for the years ended March 31, 2006 and 2005 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt of $0.5 million for each year. The increase reflects lower short term debt balances and higher interest rates received on cash and cash equivalent balances offset by higher interest rates on short term debt and lower cash and cash equivalent balances during the period.

Other Income, Net.  Other income, net was $1.9 million and $0.1 million, respectively, for the years ended March 31, 2006 and 2005 and consisted primarily of net exchange gains on foreign currency transactions.

Income Taxes.  We recorded a $0.3 million current income tax expense during the year ended March 31, 2006 which resulted from foreign withholding taxes on the repayment of interest expense on debt owed by a subsidiary to the parent corporation. During the year ended March 31, 2005, we recorded a $1.3 million income tax benefit which resulted from the reversal of an income tax reserve related to the initial tax filings of a foreign subsidiary that was no longer required.

Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. As a result, we did not record an income tax benefit during the years ended March 31, 2006 and 2005. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Liquidity and Capital Resources

From our inception, we have primarily financed our operating losses, capital expenditures and acquisitions with funds received from the sale of shares to Clarity and the monthly rollover of short-term loans from various Japanese banks. In February 2007, we completed our initial public offering which provided $171.0 million of net proceeds from the sale of common shares. At March 31, 2007 and 2006, cash and cash equivalents totaled $199.8 million and $89.4 million and the outstanding balance of the short-term loans were $0 and $50.9 million, respectively.

During the year ended March 31, 2007, cash and cash equivalents increased by $110.4 million to $199.8 million from $89.4 million. This increase consisted of $171.0 million provided by the net proceeds from our initial public offering partially offset by $4.1 million of net cash used in operating activities, $3.1 million used for capital expenditures, $50.9 million used for payment of all outstanding short-term loans, and $2.5 million for payments on capital lease obligations. Net cash used by operating activities reflected our net income of $2.4 million, depreciation and amortization of $10.3 million, stock-based compensation expense of $3.6 million and a $0.3 million loss on disposal of certain obsolete fixed assets offset by an increase in working capital of $20.7 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales and an increase in inventories for new products and to improve customer service levels partially offset by an increase in accounts payable. During the year ended March 31, 2007, we also entered into $10.3 million of new capital lease obligations.

During the year ended March 31, 2006, cash and cash equivalents decreased by $80.1 million to $89.4 million from $169.5 million. This decrease consisted of $30.2 million of net cash used by operating activities, $3.1 million used for capital expenditures, $46.5 million to fund financing activities and a $0.3 million negative effect from fluctuations in foreign currency exchange rates. Net cash used by operating activities reflected our net loss of $30.5 million and an increase in working capital of $13.4 million partially offset by depreciation and amortization of $12.6 million and a $1.1 million loss on disposal of certain obsolete fixed assets. The increase in working capital primarily resulted from the increase in accounts receivable and inventories resulting from the increase in sales during the year. Net cash used by financing activities consisted of a $25.3 million net reduction of short-term loans primarily in connection with the restructure of our Japan subsidiary’s equity, $20.0 million for final payment of the purchase price for the Opto Device, Ltd. acquisition, and $1.3 million for payments of capital lease obligations. During the year ended March 31, 2006, we also entered into $7.9 million of new capital lease obligations.

During the year ended March 31, 2005, cash and cash equivalents decreased by $33.7 million to $169.5 million from $203.2 million. This decrease consisted of $27.3 million of net cash used by operating activities, $4.4 million used for capital expenditures and $2.0 million to fund financing activities. Net cash used by operating activities reflected our net loss of $32.7 million and an increase in working capital of $9.2 million partially offset by depreciation and amortization of $12.6 million, $1.9 million of non-employee stock option expense to related parties and a $0.1 million loss on disposal of certain obsolete fixed assets. The increase in working capital primarily resulted from the increase in accounts receivable and inventories resulting from the increase in sales during the year. Net cash used by financing activities consisted of a $1.3 million net reduction of short-term loans and $0.7 million for payments of capital lease obligations. During the year ended March 31, 2005, we also entered into $2.2 million of new capital lease obligations.

We believe that existing cash and cash equivalent balances and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there is no assurance that additional funds will be available, especially if we experience operating results below expectations. If adequate financing is not available as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Contractual Obligations

The following table represents our contractual obligations at March 31, 2007 in millions of dollars.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$17.1	$4.6	$9.0	$3.5	$—
Operating lease obligations	5.2	2.6	1.6	1.0	—
Purchase obligations	57.3	57.3	—	—	—

Total	$79.6	$64.5	$1 0.6	$4.5	$—

Capital lease obligations consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to foreign currency, interest rate and commodity price risks.

To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by currency fluctuations. For the twelve months ended March 31, 2007 and 2006, 26.1% and 30.4% of revenues were denominated in Japanese yen, respectively, and 1.1% and 1.7% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the years ended March 31, 2007 and 2006, approximately 81.2% and 89.0% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the twelve months ended March 31, 2007 and 2006 approximately 49.2% and 57.0% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.

As of March 31, 2007 and 2006, we had net receivable positions of $25.2 million and $10.3 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. During the year ended March 31, 2007, we began to mitigate a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. These forward contracts generally have maturities of one hundred eighty days or less. As of March 31, 2007 and 2006, we had no outstanding forward contracts in place. In April 2007, we entered into $17.0 million of such foreign currency exchange forward contracts. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.

We had short-term loans with The Bank of Tokyo-Mitsubishi UFJ which were due monthly. These loans were fully paid with proceeds from the initial public offering. Interest was paid monthly at TIBOR rate plus a premium which ranged from 0.56% to 0.89% during the year ended March 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

OPNEXT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Opnext, Inc.

We have audited the accompanying consolidated balance sheets of Opnext, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. and subsidiaries at March 31, 2007, and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” using the modified-prospective transition method.

/s/  Ernst & Young LLP

New York, New York
June 19, 2007

Opnext, Inc.

Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents, including $0 and $8,745 due from related parties at March 31, 2007 and 2006, respectively	$199,786	$89,358
Trade receivables, net, including $3,000 and $6,820 due from related parties at March 31, 2007 and 2006, respectively	53,974	33,608
Inventories, net	65,321	45,865
Prepaid expenses and other current assets	3,221	2,144

Total current assets	322,302	170,975
Property, plant, and equipment, net	42,396	39,926
Goodwill	5,698	5,698
Other assets	214	227

Total assets	$370,610	$216,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $9,264 and $7,063 due to related parties at March 31, 2007 and 2006, respectively	$41,581	$26,127
Accrued expenses	14,201	10,333
Short-term debt	—	50,942
Capital lease obligations	4,135	2,045

Total current liabilities	59,917	89,447
Capital lease obligations	11,858	6,392
Other long-term liabilities	5,413	1,324

Total liabilities	77,188	97,163

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: no shares authorized, issued or outstanding at March 31, 2007; authorized 150,000,000, issued and outstanding 49,999,999 shares at March 31, 2006	—	500
Class B common stock, par value $0.01 per share: no shares authorized, issued or outstanding at March 31, 2007, authorized 178,300,000 shares, issued and outstanding 1,985,457 at March 31, 2006	—	20
Common stock, par value $0.01 per share: authorized 150,000,000 shares, issued and outstanding 64,549,100 at March 31, 2007, no shares authorized, issued and outstanding at March 31, 2006	645	—
Additional paid-in capital	577,257	406,124
Unearned compensation	—	(1)
Accumulated deficit	(279,343)	(281,785)
Accumulated other comprehensive loss	(5,137)	(5,195)

Total shareholders’ equity	293,422	119,663

Total liabilities and shareholders’ equity	$370,610	$216,826

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Sales, including $9,671, $24,090 and $30,331 to related parties for the years ended March 31, 2007, 2006 and 2005, respectively	$222,859	$151,691	$138,432
Cost of sales	146,684	119,626	107,694

Gross margin	76,175	32,065	30,738
Research and development expenses, including $4,403, $4,171 and $3,389 from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	35,615	33,669	33,251
Selling, general and administrative expenses, including $4,557, $4,136 and $3,754 from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	40,231	33,116	33,629
Other operating expenses	311	1,464	67

Operating income (loss)	18	(36,184)	(36,209)
Interest income, net, including $42, $2,835, and $1,682 of interest income from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	3,298	4,102	2,138
Other (expense) income, net	(874)	1,886	52

Income (loss) before income taxes	2,442	(30,196)	(34,019)
Income tax (expense) benefit	—	(278)	1,275

Net income (loss)	$2,442	$(30,474)	$(32,744)

Net income (loss) per share:
Basic	$0.05	$(0.59)	$(0.63)
Diluted	$0.05	$(0.59)	$(0.63)
Weighted average number of shares used in computing net income (loss) per share
Basic	53,432	51,942	51,873
Diluted	53,486	51,942	51,873

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended March 31, 2007, 2006 and 2005

	Class A		Class B						Retained	Accumulated
	Common Stock		Common Stock		Common Stock			Additional	Earnings	Other
	Number	Par	Number	Par	Number	Par	Unearned	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	of Shares	Value	of Shares	Value	of Shares	Value	Compensation	Capital	Deficit)	Loss	Equity	Income (Loss)
	(Dollars in thousands, except share amounts)

Balance at March 31, 2004	49,999,999	$500	1,695,951	17	—	—	(49)	404,121	(218,567)	(8,121)	177,901
Issuance of restricted stock			216,661	2				(2)
Compensation expense							36				36
Stock options exercised			28,831	—				25			25
Non-employee stock option expense to related parties								1,945			1,945
Net loss									(32,744)		(32,744)	$(32,744)
Foreign currency translation adjustment										1,013	1,013	1,013

Total comprehensive loss												$(31,731)

Balance at March 31, 2005	49,999,999	500	1,941,443	19	—	—	(13)	406,089	(251,311)	(7,108)	148,176
Compensation expense							12				12
Stock options exercised			44,014	1				35			36
Net loss									(30,474)		(30,474)	$(30,474)
Foreign currency translation adjustment										1,913	1,913	1,913

Total comprehensive loss												$(28,561)

Balance at March 31, 2006	49,999,999	500	1,985,457	20	—	$—	$(1)	$406,124	$(281,785)	$(5,195)	$119,663
Conversion of Common Stock	(49,999,999)	(500)	(1,985,457)	(20)	51,985,456	520					—
Compensation Expense							1	229			230
Stock options Exercised					27,238	—		46			46
Net proceeds from initial public offering					12,536,406	125		170,858			170,983
Net income									2,442		2,442	2,442
Foreign currency translation adjustment										58	58	58

Total comprehensive income												$2,500

Balance at March 31, 2007	—	$—	—	$—	64,549,100	$645	$—	$577,257	$(279,343)	$(5,137)	$293,422

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$2,442	$(30,474)	$(32,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,305	12,579	12,567
Compensation expense	3,552	12	36
Loss on disposal of property, plant and equipment	311	1,065	50
Non-employee stock option expense to related parties	—	—	1,945
Changes in assets and liabilities:
Trade receivables, net	(17,155)	(11,116)	(2,051)
Inventories, net	(19,459)	(5,661)	(9,927)
Prepaid expenses and other current assets	(1,184)	(615)	1,264
Other assets	(12)	433	12
Trade payables	15,400	2,037	14,860
Accrued expenses and other liabilities	1,760	1,567	(13,359)

Net cash used in operating activities	(4,040)	(30,173)	(27,347)

Cash flows from investing activities
Capital expenditures	(3,142)	(3,115)	(4,438)

Net cash used in investing activities	(3,142)	(3,115)	(4,438)

Cash flows from financing activities
Short-term debt payments, net	(50,892)	(25,313)	(1,305)
Payments on capital lease obligations	(2,464)	(1,265)	(681)
Payment to Hitachi, Ltd.	—	(20,000)	—
Exercise of stock options	46	36	25
Net proceeds from initial public offering	170,983	—	—

Net cash provided by (used in) financing activities	117,673	(46,542)	(1,961)
Effect of foreign currency exchange rates on cash and cash equivalents	(63)	(316)	35

Increase (decrease) in cash and cash equivalents	110,428	(80,146)	(33,711)
Cash and cash equivalents at beginning of year	89,358	169,504	203,215

Cash and cash equivalents at end of year	$199,786	$89,358	$169,504

Supplemental cash flow information
Cash paid during the year for:
Interest	$531	$535	$477
Income taxes	—	278	—
Non-cash financing activities
Capital lease obligations incurred	$(10,265)	$(7,882)	$(2,188)

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Background and Basis of Presentation

Opnext, Inc. and subsidiaries (“OPI”, “Opnext” or the “Company”) designs, develops manufactures and distributes optical modules and components that transmit and receive data delivered via light in telecommunications and data communications applications, as well as lasers and infrared LEDs for industrial and commercial applications.

OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly-owned subsidiary of Hitachi, Ltd. (“Hitachi” or “Parent”), a corporation organized under the laws of Japan. Opnext Japan, Inc. (“OPJ” or “Opnext Japan”) was established on September 28, 2000 and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ.

On July 31, 2001, Hitachi contributed 100% of the shares of OPJ to OPI in exchange for 35,000 shares of Class A common stock, representing 100% of the then outstanding Class A common shares. Also on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) together contributed $321,300 in exchange for 15,000 shares of Class A common stock, representing a 30% interest in the Company. Each share of the Company’s Class A common stock had ten voting rights.

Opto Device, Ltd. (“OPD”) was established on February 8, 2002 and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi for a purchase price of $40,000. Effective March 1, 2003, OPD was merged into OPJ.

On January 24, 2003, the Company entered into an agreement to acquire 100% of Pine Photonics Communications, Inc. (“Pine”), subject to various closing conditions. In connection with this agreement, the Company loaned Pine $2,000 in March 2003 and $800 in April and May 2003. The loans were secured primarily by all of Pine’s intellectual property, bore interest at the prime rate plus 2% and were due in eight equal quarterly installments beginning on the later of April 1, 2003, the closing date of the acquisition, or 30 days after the date of termination of the acquisition.

On June 4, 2003, the Company acquired 100% of the outstanding shares of Pine in exchange for 1,672 shares of Opnext Class B common stock. Each share of the Company’s Class B common stock had one voting right. At March 31, 2007 and 2006, 84 of the aforementioned outstanding shares were held in escrow as security for potential breach by Pine of certain terms and conditions of the acquisition agreement.

The acquisition, which expanded the Company’s product line of small form factor and other transceivers, has been recorded as a purchase and the results of Pine’s operations have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was allocated as follows:

Current assets	$1,428
Non-current tangible assets	3,325
Goodwill	5,698
Unearned compensation	109
Current liabilities	(3,646)
Non-current liabilities	(1,721)

$5,193

A full valuation allowance has been provided for Pine’s net deferred tax assets as of the acquisition date.

On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record on January 26, 2007. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

outstanding stock based awards including restricted stock, stock options and stock appreciation rights. The Company also approved on January 26, 2007, the conversion of all Class B common stock into a single class of common stock.

In February 2007, the Company completed its initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 newly issued shares as well as 6,666,666 and 242,709 shares owned by Hitachi and Clarity, respectively. In connection with the offering, the Company received $171.0 million of net proceeds, Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements reflect the consolidated results of Opnext and all its subsidiaries. All intercompany transactions and balances between and among the Company’s businesses have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessment of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards and estimated useful lives for depreciation and amortization periods of tangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

Revenue Recognition

Revenue is derived principally from sales of products. Revenue is recognized when the basic criteria of Staff Accounting Bulletin (“SAB”) No. 104 are met. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no uncertainties with respect to customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

Warranties

The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, but generally ranges from one year to five years. The Company accrues its estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the years ended March 31, 2007, 2006 and 2005 are $4,497, $3,145 and $2,386, respectively.

Foreign Currency Transactions and Translation

Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of operations. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity.

Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded a transaction loss of $1,161 for the year ended March 2007, a transaction gain of $1,813 for the year ended March 31, 2006 and a transaction loss of $301 for the year ended March 31, 2005.

Derivative financial instruments utilized for hedging purposes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings.

As of March 31, 2007 and 2006, the Company had net receivable positions of $25.2 million and $10.3 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. During the year ended March 31, 2007, the Company began to mitigate a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. These forward contracts generally have maturities of one hundred eighty days or less. As of March 31, 2007 and 2006, the Company had no outstanding forward contracts in place, and in April 2007 the Company entered into $17.0 million of such foreign currency exchange forward contracts. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

Net Income (Loss) per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128 Earnings Per Share and SAB No. 98. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock-based incentive plans outstanding during the period using the treasury stock method.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. At March 31, 2007 and 2006, cash equivalents includes notes receivable from related parties of $0 and $8,745, respectively, which approximate fair value. As of March 31, 2007 and 2006, cash and cash equivalents includes $449 and $435, respectively, of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Trade Receivables

The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ credit worthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts is $491 and $293 at March 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market including inventory consigned to contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions including but not limited to forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory reserves or write-downs may be required. If demand is higher than expected, inventories that had previously been reserved or written down may be sold.

Property, Plant, and Equipment and Internal Use Software

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years and for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include those assets under capital lease and the associated accumulated amortization.

Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in other operating expenses.

Pursuant to Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three to seven years. Costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for impairment of long lived-assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the years ended March 31, 2007, 2006 and 2005 indicated that there were no impairments.

Goodwill and Business Combinations

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The Company’s evaluations for the years ended March 31, 2007, 2006 and 2005 indicated that there were no impairments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Fair Value of Financial Instruments

At March 31, 2007 and 2006, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables, accrued expenses, and short-term borrowings. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.

Stock-Based Incentive Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. The Company adopted SFAS No. 123(R) on April 1, 2006, as required for all stock-based incentive plans, using the modified prospective method and therefore has not resulted in a restatement of the Company’s previously reported financial results. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 will be accounted for under the provisions of Statement No. 123(R).

In connection with the adoption of SFAS No. 123(R), the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period that stock based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. The expected term assumption for awards issued during the twelve-month period ended March 31, 2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of the Company’s stock has been estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies is necessary since the Company does not possess a sufficient stock price history. The expected volatility assumption for awards issued during the twelve-month period ending March 31, 2007 was 99.3%. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•	A dividend yield of zero has been assumed for awards issued during the twelve-month period ended March 31, 2007 based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the twelve-month period ended March 31, 2007 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term, which was 4.8% during the period.

•	The forfeiture rate for awards issued during the twelve-month period ended March 31, 2007 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

Prior to April 1, 2006, the Company accounted for its stock-based awards to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires companies to disclose pro forma net income or loss as if the fair value of share based awards were expensed. For purposes of this pro forma disclosure, the Company estimated fair value using the minimum value option pricing model which requires highly subjective assumptions, including the expected volatility of the Company’s stock price, the expected term for which the awards will be held before exercise and the fair value of the Company’s common stock. As a result, the estimated fair value could vary significantly based upon changes in assumptions which the Company deemed appropriate at the time of grant. The Company’s use of the minimum value model was primarily due to its determination as to its appropriateness as well as its general acceptance as an option valuation model for private companies. In addition, the Company believes that its approach and assumptions are reasonable and consistent with accepted valuation methodologies as set forth in the AICPA’s Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to determine the fair value of the Company’s common stock.

The following assumptions were used to estimate the fair value of the Company’s share based awards:

	Year Ended March 31,
	2006	2005

Dividend yield	0.00%	0.00%
Expected volatility	1.00%	1.00%
Risk free interest rate	5.10%	4.18%
Expected holding period (in years)	5	5

For pro forma disclosure purposes, the estimated fair value of share based awards is amortized to expense over the vesting period. If the Company had elected to adopt the optional fair value recognition provisions of

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

SFAS No. 123 for its stock option plan, net loss for the Company would have been changed to the pro forma amounts indicated below:

	Year Ended March 31,
	2006	2005

Net loss as reported	$(30,474)	$(32,744)
Compensation expense included in net loss	12	36
Pro forma compensation income (expense)	60	(323)

Pro forma net loss	$(30,402)	$(33,031)

Pro forma net loss per share basic and diluted	$(0.59)	$(0.64)
Weighted average number of shares used in computing pro forma net loss per share, basic and diluted	51,945	51,873

Options issued to non-employees are accounted for under the provisions of Emerging Task Force Issue (“EITF”) 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. At March 31, 2007 and 2006, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity, respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options were granted in July of 2001 and the associated costs were expensed during the vesting period of the respective awards. There were no costs associated with non-employee options during each of the years ended March 31, 2007, and 2006 and the associated cost of $1,945 for the year ended March 31, 2005 was included in selling, general and administrative expenses. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004.

Pending Adoption of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on the consolidated financial statements and plans to adopt the provisions of FIN 48 as of April 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Opnext plans to adopt the provisions SFAS No. 157 on April 1, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 157 on the results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Opnext plans to adopt the provisions SFAS No. 159 on April 1, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 159 on the results of operations and financial condition.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

3.	Inventories

Components of inventories are summarized as follows:

	March 31,
	2007	2006

Raw materials	$34,484	$23,053
Work in process	15,481	14,045
Finished goods	15,356	8,767

Inventories, net	$65,321	$45,865

Inventories are net of reserves of $25,991 and $24,254 and include $10,038 and $5,576 of inventory consigned to contract manufacturers at March 31, 2007 and 2006, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment is summarized as follows:

	March 31,
	2007	2006

Machinery, electronic, and other equipment	$166,512	$166,845
Computer software	10,045	9,724
Building improvements	4,877	4,541
Construction in progress	7,767	496

Total property, plant, and equipment	189,201	181,606
Less accumulated depreciation and amortization	(146,805)	(141,680)

Property, plant, and equipment, net	$42,396	$39,926

Property, plant and equipment includes capitalized leases of $14,239 and $12,914 at March 31, 2007 and 2006 respectively and related accumulated depreciation of $4,628 and $4,304 at March 31, 2007 and 2006, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $2,109, $1,233 and $1,287 for the years ended March 31, 2007, 2006 and 2005, respectively.

5.	Income Taxes

The following table presents the United States and foreign components of income (loss) before income taxes:

	Year Ended March 31,
	2007	2006	2005

United States	$(7,850)	$(10,252)	$(16,199)
Foreign	10,292	(19,944)	(17,820)

Income (loss) before income taxes	$2,442	$(30,196)	$(34,019)

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. Federal statutory income tax rate:

	Year Ended March 31,
	2007	2006	2005

U.S. Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of Federal income tax effect	(14.9)	(1.8)	(2.5)
Foreign earnings taxed at different rates	24.5	(3.7)	(3.0)
Change in valuation allowance	(106.2)	48.9	41.3
Long-term investment foreign currency transaction losses	—	(7.3)	—
Income tax reserve adjustment	—	—	(3.7)
Stock based compensation	53.8	—	—
Other	7.8	(0.2)	(0.8)

Effective income tax rate	0.0%	0.9%	(3.7)%

The components of net deferred tax assets are as follows:

	March 31,
	2007	2006

Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$165,714	$157,852
Intellectual property and goodwill	19,313	32,124
Inventory and other reserves	16,260	15,209
Non-employee stock option expense to related parties	9,387	9,387
Capital leases and property, plant, and equipment	(2,065)	(3,154)
Other	(1,237)	950
Valuation allowance	(207,372)	(212,368)

Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2007 and 2006, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it is more likely than not that the tax benefit of the deferred tax assets will not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.

During the year ended March 31, 2007, the Company did not record a tax provision in certain tax jurisdictions as the income tax benefits from net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. The Company recorded a $278 current income tax expense during the year ended March 31, 2006. The expense resulted from foreign withholding taxes on the repayment of interest expense on debt owed by a subsidiary to the parent corporation. The Company recorded a $1,275 current income tax benefit during the year ended March 31, 2005. The benefit resulted from the reversal of an income tax contingency reserve for certain previously filed foreign tax returns which did not materialize prior to the expiration of the related statute of limitations.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

As of March 31, 2007, the Company has a U.S. Federal net operating loss carryforward of $87,794 and a foreign net operating loss carryforward of $325,745 to offset future taxable income. The U.S. Federal net operating loss carryforward excludes $15,797 of pre-acquisition losses of a subsidiary which are subject to certain annual limitations under Section 382 of the Internal Revenue Code. The U.S. Federal net operating loss carryforward will expire between 2022 and 2028 and the foreign net operating loss carryforward will expire between 2010 and 2015.

The Company does not provide for U.S. Federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2007, there were no undistributed earnings.

6.	Stockholders’ Equity

On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record on January 26, 2007. The Company also approved on January 26, 2007, the conversion of all common stock into a single class of common stock.

As of March 31, 2007, the Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of March 31, 2007, no shares of preferred stock have been issued.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 217 restricted common shares issued in July 2004. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury method, if dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2007	2006	2005

Numerator:
Net income (loss), basic and diluted	$2,442	$(30,474)	$(32,744)

Denominator:
Weighted average shares outstanding — basic	53,432	51,945	51,873
Effect of potentially dilutive options	54	—	—

Weighted average shares outstanding — diluted	53,486	51,945	51,873

Basic net income (loss) per share	$0.05	$(0.59)	$(0.63)

Diluted net income (loss) per share	$0.05	$(0.59)	$(0.63)

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Year Ended March 31,
	2007	2006	2005

Stock options	4,387	4,437	4,551
Stock appreciation rights	664	669	567

Total options and stock appreciation rights	5,051	5,106	5,118

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the years ended March 31, 2007, 2006 and 2005 were as follows:

	Year Ended March 31,
	2007	2006	2005

Net income (loss)	$2,442	$(30,474)	$(32,744)
Foreign currency translation adjustment	58	1,913	1,013

Comprehensive income (loss)	$2,500	$(28,561)	$(31,731)

The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $5,137 and $5,195 as of March 31, 2007 and 2006, respectively.

9.	Employee Benefits

The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $337, $331 and $357 in the years ended March 31, 2007, 2006 and 2005, respectively. No discretionary contributions were made in the years ended March 31, 2007, 2006 and 2005.

The Company sponsors a defined contribution plan and a retirement allowance plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $619, $630 and $158 in the years ended March 31, 2007, 2006 and 2005, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Expense pursuant to this plan was $598, $760 and $145 in the years ended March 31, 2007, 2006 and 2005, respectively.

10.	Stock-Based Incentive Plans

The Company has awarded restricted stock, stock options and stock appreciation rights to its employees and stock options to non-employees under its stock based incentive plans. The plans have 4,139 common shares of stock available for future grants.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Restricted Stock

In July 2004, the Company issued 217 restricted common shares to certain senior executives. The awards vest 50% on each of the first and second anniversaries of a qualified public offering as defined in the plan. Compensation expense associated with vested restricted stock was $150 for the year ended March 31, 2007 based on a fair value of $11.10 per share as of the grant date in July 2004. Total compensation costs related to unvested restricted shares was $2,255 at March 31, 2007 and will be recognized on a straight-line basis through February 2009.

Stock Options

Stock option awards to employees generally become exercisable for 25% of the award on each one year anniversary from the date of grant over the subsequent four years, have a 10-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are marked to market at each financial statement date until fully vested. At March 31, 2007 and 2006, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity, respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the years ended March 31, 2007 and 2006 and $1,945 was incurred during the year ended March 31, 2005.

In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which is amortized over the remaining vesting period of the applicable options. The Company amortized $1, $12 and $36 for the years ended March 31, 2007, 2006 and 2005, respectively. The Pine Options become exercisable for 25% of the award one year from the date of grant, with the remainder vesting pro rata over the next thirty-six months, and expire no later than ten years from the date of grant.

Compensation expense for employee stock option awards was $79 for the year ended March 31, 2007, based on a weighted average fair value of awards granted of $8.73 per share. At March 31, 2007, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was approximately $681, net of estimated forfeitures, which will be recognized over the remaining weighted average vesting period of 3.6 years.

The following table summarizes information concerning outstanding and exercisable options at March 31, 2007:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(In years)		(In years)

$0.78	47	4.6	47	4.6
$2.73	13	6.2	13	6.2
$15.00	4,411	4.4	4,219	4.3

$14.81	4,471		4,279

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Stock Appreciation Rights (SAR’s) Plan

The Company awarded stock appreciation rights to its employees in Japan. The awards generally vest 33% or 25% on each of the first three or four anniversaries of the date of grant, have a 10-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. The SAR’s are treated as liability instruments since the Company is required to settle the awards in cash. As of March 31, 2007, the Company had 664 SAR’s outstanding of which 429 were vested with weighted average remaining lives of 6.8 years and 6.6 years, respectively.

Compensation expense for vested stock appreciation rights was $3,322 for the year ended March 31, 2007 based on a share price of $14.79 at March 31, 2007. The fair value of the vested stock appreciation rights was $3,322 as of March 31, 2007, is included in other long-term liabilities and will be remeasured and recorded at each financial statement date until settlement.

A summary of stock options and SAR’s activity follows:

	Opnext Options		Pine Options		Total Stock Options		SAR’s
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2004	4,157	$15.00	199	$1.10	4,356	$14.37	294	$15.00
Granted	260	15.00	—	—	260	15.00	295	15.00
Forfeited	(15)	15.00	(21)	1.58	(36)	7.18	(22)	15.00
Exercised	—	—	(29)	0.91	(29)	0.91	—	—

Balance at March 31, 2005	4,402	15.00	149	1.07	4,551	14.54	567	15.00
Granted	17	15.00	—	—	17	15.00	154	15.00
Forfeited	(75)	15.00	(12)	1.20	(87)	13.12	(52)	15.00
Exercised	—	—	(44)	0.84	(44)	0.84	—	—

Balance at March 31, 2006	4,344	15.00	93	1.16	4,437	14.71	669	15.00
Granted	90	15.00	—	—	90	15.00	52	15.00
Forfeited	(22)	15.00	(7)	1.45	(29)	11.67	(54)	15.00
Exercised	(1)	—	(26)	0.96	(27)	1.64	(3)	15.00

Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81	664	$15.00

11.	Short-Term Debt

The Company had short-term loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. The outstanding balance was $50,942 at March 31, 2006 and was due monthly. Interest was paid monthly at the TIBOR rate plus a premium which ranged in total from 0.56% to 0.89%, 0.56% to 0.57%, and 0.56% to 0.58% during the years ended March 31, 2007, 2006 and 2005, respectively. Total interest expense for the years ended March 31, 2007, 2006 and 2005 was $531, $535 and $477, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

12.	Concentrations of Risk

At March 31, 2007 and 2006, cash and cash equivalents consist primarily of investments in overnight money market funds with a major financial institution in the United States. At March 31, 2006, cash and cash equivalents also included short-term notes receivable with related parties. Deposits held with the financial institution exceed the amount of insurance provided on such deposits.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the year ended March 31, 2007, Cisco Systems, Inc. and subsidiaries, (“Cisco”), and Alcatel-Lucent accounted for 37.7% and 20.0% of revenues, respectively. At March 31, 2007, Cisco and Alcatel-Lucent account for 27.4% and 20.4% of accounts receivable, respectively. For the year ended March 31, 2006, Cisco, Hitachi and its affiliates, and Alcatel accounted for 27.9%, 15.0% and 12.7% of revenues, respectively. At March 31, 2006, Hitachi and its affiliates, Cisco and Alcatel accounted for 19.1%, 14.9% and 11.7% of accounts receivable, respectively. For the year ended March 31, 2005, Cisco, Hitachi and its affiliates and Alcatel, accounted for 28.5%, 16.7% and 15.3% of revenue, respectively.

13.	Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $2,502, $2,617 and $2,173 for the years ended March 31, 2007, 2006 and 2005, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2007:

	Capital	Operating
	Leases	Leases

Year ending March 31:
2008	$4,542	$2,575
2009	4,405	827
2010	4,553	786
2011	3,546	786
2012	—	262

Total minimum lease payments	17,046	$5,236

Less amount representing interest	(1,053)

Present value of capitalized payments	15,993
Less current portion	4,135

Long-term portion	$11,858

As of March 31, 2007, the Company had outstanding purchase commitments of $57,269 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Year Ended March 31,
	2007	2006	2005

Beginning balance	$551	$834	$891
Claims paid	(525)	(737)	(631)
Warranty expense	592	521	597
Foreign currency translation and other	(8)	(67)	(23)

Ending balance	$610	$551	$834

14.	Other Operating Expenses

The Company incurred the following other operating costs:

	Year Ended March 31,
	2007	2006	2005

Loss on disposal of property, plant, and equipment	$311	$1,065	$50
Severance	—	53	17
Subsidiary stock registration fee	—	346	—

	$311	$1,464	$67

15.	Related Party Transactions

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $9,671, $24,090 and $30,331 for the years ended March 31, 2007, 2006 and 2005, respectively. Purchases from Hitachi and its subsidiaries were $41,638, $53,058 and $48,521 for the years ended March 31, 2007, 2006 and 2005, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $1,022, $694 and $656 for the years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007 and 2006, the Company had accounts receivable from Hitachi and its subsidiaries of $3,000 and $6,820, respectively. Also, at March 31, 2007 and 2006, the Company had accounts payable to Hitachi and its subsidiaries of $9,264 and $7,063, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.

At March 31, 2007 and 2006, the Company had $0 and $8,745 of short-term notes receivable, which were classified as cash equivalents, outstanding with Hitachi Ltd. and at March 31, 2005 the Company had short-term notes receivable outstanding with Hitachi International Treasury, Ltd. and Marubeni America Corporation in the amounts of $70,000, and $30,000, respectively. Hitachi International Treasury, Ltd. is a wholly-owned subsidiary of Hitachi and Marubeni America Corporation is an investor in Clarity. The notes were payable upon demand with interest paid every 90 days. Interest earned on the Hitachi, Ltd. notes was $42 and related interest rate ranged from 0.08% to 0.41% for the year ended March 31, 2007. Interest on the Hitachi International Treasury, Ltd. notes was $1,880 and $1,183 and the related interest rates ranged from 2.64% to 4.33% and 0.97% to 2.64% for the years ended March 31, 2006 and 2005, respectively. Interest on the Marubeni America Corporation notes was $954 and $499 and the related interest rates ranged from 2.62% to 4.34% and 0.99% to 2.62% for the years ended March 31, 2006 and 2005, respectively.

Under the Stock Purchase Agreement dated October 2002, entered into between Hitachi and Opnext, in connection with the acquisition of Opto Device, Ltd. (“OPD”), half of the purchase price of $40,000 was paid upon the closing of the transaction and the remaining $20,000 was paid in September 2005 without interest.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Opnext Japan, Inc. Related Party Agreements

In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $2,196, $1,424 and $924 for the years ended March 31, 2007, 2006 and 2005, respectively.

Intellectual Property License Agreements

Opnext Japan and Hitachi are parties to an intellectual property license agreement, pursuant to which Hitachi licenses certain intellectual property rights to Opnext Japan on the terms and subject to the conditions stated therein on a fully paid-up, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi on a fully paid-up, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opnext Japan to the extent that Hitachi has the right to make available such rights to Opnext Japan in accordance with the terms and subject to the conditions stated therein.

In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly-owned subsidiary of Hitachi, entered into an intellectual property license agreement, pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid-up, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid-up, nonexclusive basis, in each case on the terms and subject to the conditions started therein.

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi will provide certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects will be owned by Opnext Japan and licensed to Hitachi on a fully paid-up, nonexclusive basis. Intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext Japan on a fully paid-up, nonexclusive basis. Certain other intellectual property will be jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $4,158, $3,915 and $3,119 for the years ended March 31, 2007, 2006 and 2005, respectively.

Opnext Research and Development Agreement

Opnext and Hitachi are parties to a research and development agreement, pursuant to which Hitachi will provide certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext is charged for research and development support on the same basis that Hitachi’s wholly-owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects.

Intellectual property resulting from certain research and development projects will be owned by Opnext and licensed to Hitachi on a fully paid-up, nonexclusive basis and intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext on a fully paid-up,

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property will be jointly owned. On October 27, 2006, the term of agreement was extended until the fifth anniversary of a qualified public offering by the Company.

Preferred Provider and Procurement Agreements

Under the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext. This agreement is subject to product availability, specifications, pricing, and customer needs as defined in the agreement. The agreement shall continue until July 31, 2007. Under the terms and conditions of the Procurement Agreement, each month Hitachi will provide a rolling three-month forecast of products to be purchased. The forecast for the first two months shall be a firm and binding commitment to purchase. Pricing is negotiated semiannually. The original agreements expire on July 31, 2007 and, pursuant to amendments effective July 31, 2006, are automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.

Raw Materials Supply Agreement

Under the terms and conditions of the Raw Materials Supply Agreement, Hitachi has agreed to continue to make available for purchase by Opnext laser chips, and other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. The agreement expires on July 31, 2007 and is automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi provides on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. Specific charges for such services amounted to $1,281, $1,960 and $2,070 for the years ended March 31, 2007, 2006 and 2005, respectively. The original agreement expires on July 31, 2007 and, pursuant to an amendment effective July 31, 2006, is automatically renewable for additional one year periods unless either party provides written notice of its intent not to renew.

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. During the years ended March 31, 2007, 2006 and 2005, 2, 129 and 15 seconded employees became employees of the Company, respectively. There were 5 and 3 seconded employees at March 31, 2007 and 2006, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

provided neither party notifies its contrary intent. The annual lease payments for these premises were $584, $612 and $643 for the years ended March 31, 2007, 2006 and 2005, respectively.

Trademark Indication Agreements

Opnext and Opnext Japan, on the one hand, and Hitachi, on the other hand, are parties to two trademark indication agreements, pursuant to which Hitachi granted to Opnext and Opnext Japan the right to use the trademark indication “Powered by Hitachi” on a royalty-free basis in connection with the advertising, marketing, and labeling of certain products and related services in accordance with the terms and conditions set forth in the Trademark Indication Agreements. The terms of the agreements continue until February 20, 2008. This agreement was expanded to include OPD on October 1, 2002.

OPD Related Party Agreements

In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the following related party agreements were entered into:

Intellectual Property License Agreement

OPD and Hitachi are parties to an intellectual property license agreement, pursuant to which Hitachi licenses certain intellectual property rights to OPD on the terms and subject to the conditions stated therein on a fully paid-up, nonexclusive basis and OPD licenses certain intellectual property rights to Hitachi on a fully paid-up, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to OPD, to the extent that Hitachi has the right to make available such rights to OPD, in accordance with the terms and conditions of the Intellectual Property License Agreement.

Secondment Agreements

OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. During the years ended March 31, 2007, 2006 and 2005, 2, 76 and 19 seconded employees became employees of the Company, respectively. There were 2 and 3 seconded employees at March 31, 2007 and 2006, respectively.

Lease Agreement

OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions, upon giving the joint venture six months’ notice. The lease was amended effective April 1, 2006 to extend the term until March 31, 2011, with a five-year extension, subject to either party’s contrary intent. The lease payments for these properties were $65, $65 and $71 the years ended March 31, 2007, 2006 and 2005, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

16.	Operating Segments and Geographic Information

Operating Segments

The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications.

Geographic Information

	Year Ended March 31,
	2007	2006	2005

Sales:
United States	$123,026	$72,700	$61,045
Europe	58,183	34,240	31,966
Japan	30,222	38,930	43,511
Asia Pacific	11,428	5,821	1,910

Total	$222,859	$151,691	$138,432

Sales attributed to geographic areas is based on the bill to location of the customer.

	March 31,
	2007	2006

Assets:
United States	$240,985	$111,730
Japan	109,641	92,531
Europe	19,984	12,565

Total	$370,610	$216,826

The geographic designation of assets represents the country in which title is held.

17.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Year Ended March 31,
	2007	2006	2005

Beginning balance	$293	$291	$282
Deduction and write offs	(48)	14	(2)
Charge to expense	213	—	—
Foreign currency translation and other	33	(12)	11

Ending balance	$491	$293	$291

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)

Tax Valuation Allowance

	Year Ended March 31,
	2007	2006	2005

Beginning balance	$212,368	$214,204	$204,554
Changes in valuation allowance	(4,925)	13,729	14,417
Foreign currency translation	(71)	(15,565)	(4,767)

Ending balance	$207,372	$212,368	$214,204

18.	Subsequent Events

On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The existing stock appreciation rights are treated as liability instruments since the Company is required to settle the awards in cash. The amended stock appreciation rights allow settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions of the stock appreciation rights remain unchanged.

The exchange offer expired on June 14, 2007. Pursuant to the terms and conditions of the exchange offer, the Company accepted 547 stock appreciation rights for amendment, which represented approximately 83% of the stock appreciation rights eligible for amendment under the exchange offer. After the completion of the exchange offer, 111 stock appreciation rights which allow for settlement in cash upon exercise remain outstanding. Had the exchange offer been completed as of March 31, 2007, there would have been no impact on diluted net income per share for the year ended March 31, 2007 as the effect of the stock appreciation rights was anti-dilutive.

On June 4, 2003, the Company acquired 100% of the outstanding shares of Pine in exchange for 1,672 shares of Opnext Class B common stock. On June 4, 2007, 84 of the aforementioned shares, representing all the remaining shares previously held in escrow as security for potential breach by Pine of certain terms and conditions of the acquisition agreement, were released from escrow.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15d-15.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B	Other

None

PART III

Item 10.	Executive Officers, Directors, Director Independence and Corporate Governance

Information relating to directors and officers of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 11.	Executive Compensation

Information regarding compensation of officers and directors of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters

Information regarding ownership of Opnext common stock is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information regarding certain relationships, related transactions with Opnext, and director independence is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement for our annual stockholders meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) All financial statements.  The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Form 10-K.

(a)(2) Financial statement schedules.  All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Form 10-K.

(a)(3) Exhibits.

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

Exhibit
No.		Description of Document

10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

Exhibit
No.		Description of Document

10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (set forth on the signature page of this Form 10-K).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*    Filed herewith.

**	Furnished herewith and not ‘filed‘ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.

By:	/s/ Harry L. Bosco
Harry L. Bosco, President,
Chief Executive Officer and Director

By:	/s/ Robert J. Nobile
Robert J. Nobile, Chief Financial Officer and
Senior Vice President, Finance

Dated: June 22, 2007

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and appoints Harry L. Bosco and Robert J. Nobile as attorneys-in-fact and agents, each acting alone, with full powers of substitution to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report on Form 10-K and other documents in connection with this Annual Report with the Securities and Exchange Commission, granting to those attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. Naoya Takahashi Dr. Naoya Takahashi	Director and Chairman of the Board

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

Signature	Title

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Kendall W. Cowan Kendall W. Cowan	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

Exhibit Index

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.		Description of Document

10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (set forth on the signature page of this Form 10-K).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*    Filed herewith.

**	Furnished herewith and not ‘filed‘ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+    Management contract or compensatory plan or arrangement.