Form 10-Q
period 2007-06-30
OPNEXT INC
filed 2007-08-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33306

Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Christopher Way, Eatontown, New Jersey	07724 (Zip Code)
(Address of principal executive offices)

(732) 544-3400
(Registrant’s telephone number, including area code)

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

As of August 6, 2007, 64,551,175 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Opnext, Inc.

Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(In thousands, except share and per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$199,584	$199,786
Trade receivables, net, including $3,528 and $3,000 due from related parties at June 30, and March 31, 2007, respectively	56,238	53,974
Inventories, net	67,089	65,321
Prepaid expenses and other current assets	3,988	3,221

Total current assets	326,899	322,302
Property, plant, and equipment, net	44,348	42,396
Goodwill	5,698	5,698
Other assets	214	214

Total assets	$377,159	$370,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $10,528 and $9,264 due to related parties at June 30, and March 31, 2007, respectively	$43,539	$41,581
Accrued expenses	10,919	14,201
Capital lease obligations	4,755	4,135

Total current liabilities	59,213	59,917
Capital lease obligations	13,779	11,858
Other long-term liabilities	2,710	5,413

Total liabilities	75,702	77,188

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 shares authorized, issued and outstanding 64,551,175 at June 30, 2007 and 64,549,100 at March 31, 2007	646	645
Additional paid-in capital	580,159	577,257
Accumulated deficit	(272,681)	(279,343)
Accumulated other comprehensive loss	(6,667)	(5,137)

Total shareholders’ equity	301,457	293,422

Total liabilities and shareholders’ equity	$377,159	$370,610

See accompanying notes to unaudited consolidated financial statements.

Opnext, Inc.

Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share data)

Sales, including $1,850 and $2,521 to related parties for the three-month periods ending June 30, 2007 and 2006, respectively	$67,827	$40,424
Cost of sales	43,392	27,163

Gross margin	24,435	13,261
Research and development expenses, including $1,161 and $1,139 from related parties for the three months ended June 30, 2007 and 2006, respectively	8,512	8,023
Selling, general and administrative expenses, including $330 and $205 from related parties for the three months ended June 30, 2007 and 2006, respectively	11,245	8,344
Other operating expenses	—	16

Operating income (loss)	4,678	(3,122)
Interest income, net	2,372	759
Other expense, net	(388)	(1,111)

Income (loss) before income taxes	6,662	(3,474)
Income tax expense	—	—

Net income (loss)	$6,662	$(3,474)

Net income (loss) per share:
Basic	$0.10	$(0.07)
Diluted	$0.10	$(0.07)
Weighted average number of shares used in computing net income (loss) per share:
Basic	64,550	51,989
Diluted	64,603	51,989

See accompanying notes to unaudited consolidated financial statements

Opnext, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$6,662	$(3,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,546	3,009
Loss on disposal of fixed assets	—	16
Non-cash compensation expense	82	6
Changes in assets and liabilities:
Trade receivables, net	(2,630)	5,997
Inventories, net	(4,803)	(7,114)
Prepaid expenses and other current assets	(1,305)	(691)
Other assets	(61)	—
Trade payables	3,562	3,959
Accrued expenses and other liabilities	(967)	(502)

Net cash provided by operating activities	3,086	1,206

Cash flows from investing activities
Capital expenditures	(1,568)	(290)

Net cash used in investing activities	(1,568)	(290)

Cash flows from financing activities
Payments on capital lease obligations	(1,196)	(522)
Exercise of stock options	4	29

Net cash used in financing activities	(1,192)	(493)

Effect of foreign exchange rates on cash and cash equivalents	(528)	507

(Decrease) increase in cash and cash equivalents	(202)	930
Cash and cash equivalents at beginning of period	199,786	89,358

Cash and cash equivalents at end of period	$199,584	$90,288

Non-cash financing activities
Capital lease obligations incurred	$(4,501)	$(227)
Stock appreciation rights amendment	2,432	—

See accompanying notes to unaudited consolidated financial statements

Opnext, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)

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

$5,193

On January 25, 2007, all Opnext Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

Class B common stock effective for all shareholders of record on January 26, 2007. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and outstanding stock-based awards, including restricted stock, stock options and stock appreciation rights. The Company also approved on January 26, 2007, the conversion of all Class B common stock into a single class of common stock.

In February 2007, the Company completed its initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 newly issued shares as well as 6,666,666 and 242,709 shares owned by Hitachi and Clarity, respectively. In connection with the offering, the Company received $171,000 of net proceeds, Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%.

In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flow have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2007.

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
(Unaudited)

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the three months ended June 30, 2007 and 2006 were $1,323 and $884, respectively.

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

Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded transaction losses of $438 and $1,123 for the three-month periods ended June 30, 2007 and 2006, respectively.

Derivative financial instruments utilized for hedging purposes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and other comprehensive income for those classified as cash flow hedges.

As of June 30 and March 31, 2007, the Company had net receivable positions of $12,400 and $25,200, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. The Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

receivable positions. These forward contracts generally have maturities of one hundred eighty days or less. As of June 30, 2007, the Company had one foreign currency exchange forward contract of $17,000 in place. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. As of June 30, and March 31, 2007, cash and cash equivalents includes $453 and $449, respectively, of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations.

Trade Receivables

The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ credit worthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts is $455 and $491 at June 30, and March 31, 2007, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market including inventory consigned to contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory reserves or write-downs may be required. If demand is higher than expected, inventories that had previously been reserved or written down may be sold.

Property, Plant, and Equipment and Internal Use Software

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years and for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include assets under capital lease and the associated accumulated amortization.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

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

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the periods ended June 30, 2007 and 2006 indicated that there were no impairments.

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

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

Fair Value of Financial Instruments

At June 30 and March 31, 2007, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables, accrued expenses, and short-term borrowings. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.

Stock-Based Incentive Plans

The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. The expected term assumption for awards issued during the three-month period ended June 30, 2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of the Company’s stock has been estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies is necessary since the Company does not possess a sufficient stock price history. The expected volatility assumption for awards issued during the three-month periods ending June 30, 2007 and 2006 was 92.8% and 101.7%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•	A dividend yield of zero has been assumed for awards issued during the three-month periods ended June 30, 2007 and 2006, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended June 30, 2007 and 2006 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term, which was 4.6% and 4.9% during the respective periods.

•	The forfeiture rate for awards issued during the three-month periods ended June 30, 2007 and 2006 were approximately 10% and was based on the Company’s actual historical forfeiture trend.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on April 1, 2007. See Note 5 for additional information, including the effects of adoption on the Company’s financial statements.

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
(Unaudited)

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

3.	Inventories

Components of inventories are summarized as follows:

	June 30,	March 31,
	2007	2007

Raw materials	$36,912	$34,484
Work in process	12,345	15,481
Finished goods	17,832	15,356

Inventories, net	$67,089	$65,321

Inventories are net of reserves of $25,227 and $25,991 and include $15,967 and $10,038 of inventory consigned to contract manufacturers at June 30 and March 31, 2007, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment is summarized as follows:

	June 30,	March 31,
	2007	2007

Machinery, electronic, and other equipment	$165,369	$165,404
Computer software	11,016	11,153
Building improvements	4,793	4,877
Construction in progress	6,718	7,767

Total property, plant, and equipment	187,896	189,201
Less accumulated depreciation and amortization	(143,548)	(146,805)

Property, plant, and equipment, net	$44,348	$42,396

Property, plant and equipment includes capitalized leases of $19,449 and $14,239, and related accumulated depreciation of $5,179 and $4,628 at June 30 and March 31, 2007, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $487 and $530 for the three-month periods ended June 30, 2007 and 2006, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

5.	Income Taxes

Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with our operating losses. During the three months ended June 30, 2007, the Company did not record a tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three months ended June 30, 2006, there was no income tax expense recorded as all jurisdictions had reported operating losses and valuation allowances were recorded to offset the related income tax benefits. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

The Company adopted the provisions of FIN 48 on April 1, 2007 and there was no effect on its financial position or results of operations. Upon adoption and as of June 30, 2007, the Company did not have any unrecognized tax benefits, and there was no effect on its financial position or results of operations. The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. Upon adoption, Opnext did not have any accrued interest or penalties associated with any unrecognized tax benefits nor were any interest or penalties recognized during the quarter ended June 30, 2007. We do not anticipate that our unrecognized tax benefits will significantly change within the next 12 months.

The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. With the exception of Japan and certain state jurisdictions, the income tax filings for all years since and including the year ended March 31, 2001 are open to examination by the respective taxing authorities. The Company’s income tax filings since and including the year ended March 31, 2002 are open to examination by the Japanese taxing authorities.

6.	Stockholders’ Equity

As of June 30, 2007, the Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of June 30 and March 31, 2007, no shares of preferred stock have been issued.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 217 restricted common shares issued during the year-ended March 31, 2005. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury method.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2007	2006

Numerator:
Net income (loss), basic and diluted	$6,662	$(3,474)

Denominator:
Weighted average shares outstanding — basic	64,550	51,989
Effect of potentially dilutive options	53	—

Weighted average shares outstanding — diluted	64,603	51,989

Basic net income (loss) per share	$0.10	$(0.07)

Diluted net income (loss) per share	$0.10	$(0.07)

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Three Months Ended June 30,
	2007	2006

Stock options	4,524	4,434
Stock appreciation rights	547	653

Total options and stock appreciation rights	5,071	5,087

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006

Net income (loss)	$6,662	$(3,474)
Loss on foreign currency forward contract	(59)	—
Foreign currency translation adjustment	(1,471)	515

Comprehensive income (loss)	$5,132	$(2,959)

The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $6,608 and $5,137 as of June 30 and March 31, 2007, respectively, and a loss of $59 as of June 30, 2007 from a foreign currency forward contract accounted for as a cash flow hedge.

9.	Employee Benefits

The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $99 and $84 in the three-month periods ended June 30, 2007 and 2006, respectively. No discretionary contributions were made in the three-month periods ended June 30, 2007 and 2006.

The Company sponsors a defined contribution plan and a retirement allowance plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $151 and $157 in the three-month periods ended June 30, 2007 and 2006, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Expense pursuant to this plan was $215 and $194 in the three-month periods ended June 30, 2007 and 2006, respectively.

10.	Stock-Based Incentive Plans

The Company has awarded restricted stock, stock options and stock appreciation rights to its employees and stock options to non-employees under its stock-based incentive plans. The plans have 4,041 common shares of stock available for future grants.

Restricted Stock

During the year-ended March 31, 2005, the Company issued 217 restricted common shares to certain senior executives. The awards vest 50% on each of the first and second anniversaries of the Company’s initial public offering which occurred in February 2007. Compensation expense associated with vested restricted stock was $301 for the three months ended June 30, 2007, based on a fair value of $11.10 per share as of the grant dates. Total compensation costs related to unvested restricted shares was $1,954 at June 30, 2007 and will be recognized on a straight-line basis through February 2009.

Stock Options

Stock option awards to employees generally become exercisable for 25% of the award on each one year anniversary from the date of grant over the subsequent four years, have a 10-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At June 30, 2007 and 2006, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity, respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month periods ended June 30, 2007 and 2006, respectively.

In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which was amortized over the vesting period of the applicable options which was completed

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

during the three-month period ended June 30, 2006. Accordingly, the Company amortized $1 for the three-month period ended June 30, 2006. The Pine Options become exercisable for 25% of the award one year from the date of grant, with the remainder vesting pro rata over the next thirty-six months, and expire no later than ten years from the date of grant.

Compensation expense for employee stock option awards was $102 and $6 for the three-month periods ended June 30, 2007 and 2006, based on a weighted average fair value of awards granted of $10.90 and $6.48 per share, respectively. At June 30, 2007, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was approximately $1,773, net of estimated forfeitures, which will be recognized over the remaining weighted average vesting period of 3.3 years.

A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81
Granted	115	13.84	—	—	115	13.84
Forfeited	(2)	15.00	—	—	(2)	15.00
Exercised	—	—	(2)	1.48	(2)	1.48

Balance at June 30, 2007	4,524	$14.97	58	$1.21	4,582	$14.80

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(In years)		(In years)

$0.78	45	4.3	45	4.3
$2.73	13	5.9	13	5.9
$13.79	15	9.8	—	—
$13.85	100	9.9	—	—
$15.00	4,409	4.2	4,227	4.0

$14.79	4,582		4,285

Stock Appreciation Rights (SARs) Plan

The Company awarded stock appreciation rights to its employees in Japan. The awards generally vest 33% or 25% on each of the first three or four anniversaries of the date of grant, have a 10-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of June 30, 2007, the Company had 649 SARs outstanding, 547 requiring settlement in the Company’s stock with remaining average lives of 3.2 years and 102 requiring settlement in cash with average remaining lives of 4.8 years.

Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $64 for the three months ended June 30, 2007. At June 30, 2007, the total compensation costs related to these stock appreciation rights but not recognized was approximately $1,084, net of estimated forfeitures and will be recognized over the remaining weighted average vesting period of 1.1 years.

Stock appreciation rights requiring cash settlement were revalued at June 30, 2007 and resulted in additional compensation expense of $15. Other long-term liabilities associated with these awards were $505 and $3,322 at June 30, 2007 and March 31, 2007, respectively. These awards will continue to be re-measured at each financial statement date until settlement.

A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(9)	15.00	(6)	15.00	(15)	15.00

Balance at June 30, 2007	102	$15.00	547	$15.00	649	$15.00

11.	Short-Term Debt

The Company had short-term loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. Interest was paid monthly at the TIBOR rate plus a premium which ranged in total from 0.56% to 0.59% during the three-month period ended June 30, 2006. Total interest expense related to the short-term loans for the three-month period ended June 30, 2006 was $110.

12.	Concentrations of Risk

At June 30, and March 31, 2007, cash and cash equivalents consist primarily of investments in overnight money market funds with several major financial institutions in the United States.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month period ended June 30, 2007, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 35.0% and 23.0% of revenues, respectively. At June 30, 2007, Cisco and Alcatel-Lucent accounted for 29.1% and 20.4% of accounts receivable, respectively. At March 31, 2007, Cisco and Alcatel-Lucent accounted for 27.4% and

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

20.4% of accounts receivable, respectively. For the three-month period ended June 30, 2006, Cisco and Alcatel accounted for 32.5% and 13.5% of revenues, respectively.

13.	Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $602 and $574 for the three-month periods ended June 30, 2007 and 2006, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at June 30, 2007:

	Capital	Operating
	Leases	Leases

Year ending March 31:
2008	$3,931	$1,627
2009	5,197	827
2010	5,338	786
2011	4,703	786
2012	584	262

Total minimum lease payments	19,753	$4,289

Less amount representing interest	(1,219)

Present value of capitalized payments	18,534
Less current portion	4,755

Long-term portion	$13,779

As of June 30, 2007, the Company had outstanding purchase commitments of approximately $48,000 primarily for the purchase of raw materials expected to be transacted within the next twelve months.

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Three Months Ending June 30,
	2007	2006

Beginning balance	$610	$551
Claims paid	(219)	(242)
Warranty expense	176	308
Foreign currency translation and other	(21)	16

Ending balance	$546	$633

14.	Related Party Transactions

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $1,850 and $2,521 for the three-month periods ended June 30, 2007

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

and 2006, respectively. Purchases from Hitachi and its subsidiaries were $11,445 and $8,324 for the three-month periods ended June 30, 2007 and 2006, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $330 and $205 for the three-month periods ended June 30, 2007 and 2006, respectively. At June 30, and March 31, 2007, the Company had accounts receivable from Hitachi and its subsidiaries of $3,528 and $3,000, respectively. Also, at June 30, 2007 and March 31, 2007, the Company had accounts payable to Hitachi and its subsidiaries of $10,528 and $9,264, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.

Opnext Japan, Inc. Related Party Agreements

In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $645 and $299 for the three-month periods ended June 30, 2007 and 2006, respectively.

Intellectual Property License Agreements

Opnext Japan and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to Opnext Japan on the terms and subject to the conditions stated therein on a fully paid-up, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi on a fully paid-up, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opnext Japan to the extent that Hitachi has the right to make available such rights to Opnext Japan in accordance with the terms and subject to the conditions stated therein.

In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly-owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid-up, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid-up, nonexclusive basis, in each case on the terms and subject to the conditions started therein.

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi will provide certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects will be owned by Opnext Japan and licensed to Hitachi on a fully paid-up, nonexclusive basis. Intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext Japan on a fully paid-up, nonexclusive basis. Certain other intellectual property will be jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,105 and $1,074 for the three-month periods ended June 30, 2007 and 2006, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

Opnext Research and Development Agreement

Opnext and Hitachi are parties to a research and development agreement pursuant to which Hitachi will provide certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext is charged for research and development support on the same basis that Hitachi’s wholly-owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects.

Intellectual property resulting from certain research and development projects will be owned by Opnext and licensed to Hitachi on a fully paid-up, nonexclusive basis and intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext on a fully paid-up, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property will be jointly owned. On October 27, 2006, the term of agreement was extended until February 20, 2012.

Preferred Provider and Procurement Agreements

Under the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext. This agreement is subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Under the terms and conditions of the Procurement Agreement, each month Hitachi will provide a rolling three-month forecast of products to be purchased. The forecast for the first two months shall be a firm and binding commitment to purchase. Pricing is negotiated semiannually. The original agreements expired on July 31, 2007 and, pursuant to amendments effective July 31, 2006, are automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.

Raw Materials Supply Agreement

Under the terms and conditions of the Raw Materials Supply Agreement, Hitachi has agreed to continue to make available for purchase by Opnext laser chips, and other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. The original agreement expired on July 31, 2007 and is automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi provides on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. Specific charges for such services amounted to $398 and $335 for the three-month periods ended June 30, 2007 and 2006, respectively. The original agreement expired on July 31, 2007 and, pursuant to an amendment effective July 31, 2006, is automatically renewable for additional one year periods unless either party provides written notice of its intent not to renew.

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee however approval must be obtained from Hitachi in advance. All employees listed in the original agreement

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven and five seconded employees at June 30, 2007 and March 31, 2007, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises was $136 and $155 for the three-month periods ended June 30, 2007 and 2006, respectively.

Trademark Indication Agreements

Opnext and Opnext Japan, on the one hand, and Hitachi, on the other hand, are parties to two trademark indication agreements pursuant to which Hitachi granted to Opnext and Opnext Japan the right to use the trademark indication “Powered by Hitachi” on a royalty-free basis in connection with the advertising, marketing, and labeling of certain products and related services in accordance with the terms and conditions set forth in the Trademark Indication Agreements. The terms of the agreements continue until February 20, 2008. This agreement was expanded to include OPD on October 1, 2002.

OPD Related Party Agreements

In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the following related party agreements were entered into:

Intellectual Property License Agreement

OPD and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to OPD on the terms and subject to the conditions stated therein on a fully paid-up, nonexclusive basis and OPD licenses certain intellectual property rights to Hitachi on a fully paid-up, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to OPD, to the extent that Hitachi has the right to make available such rights to OPD, in accordance with the terms and conditions of the Intellectual Property License Agreement.

Secondment Agreements

OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after September 30, 2006. There were three and two seconded employees at June 30, 2007 and March 31, 2007, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

Lease Agreement

OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions upon giving the joint venture six months’ notice. The lease was amended effective April 1, 2006 to extend the term until March 31, 2011, with an additional automatic five-year extension, subject to either party’s notifying the other that it does not wish to extend the term. The lease payments for these properties were $14 and $17 for the three-month periods ended June 30, 2007 and 2006, respectively.

15.	Operating Segments and Geographic Information

Operating Segments

The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecommunications, data communication, industrial and commercial applications.

Geographic Information

	Three Months Ended June 30,
	2007	2006

Sales:
United States	$39,714	$19,862
Europe	16,769	11,334
Japan	7,925	6,875
Asia Pacific	3,419	2,353

Total	$67,827	$40,424

Sales attributed to geographic areas is based on the bill to location of the customer.

	June 30,	March 31,
	2007	2007

Assets:
United States	$251,078	$240,985
Japan	107,835	109,641
Europe	18,246	19,984

Total	$377,159	$370,610

The geographic designation of assets represents the country in which title is held.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part II, Item 1A of this report. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on June 22, 2007.

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

On October 1, 2002, we acquired 100% of the shares of Opto Device, Ltd. from Hitachi for a purchase price of $40.0 million. This acquisition of Hitachi’s opto device business expanded our product line into select industrial and commercial markets, which we refer to as our industrial and commercial products. On June 4, 2003, we acquired 100% of the outstanding shares of Pine Photonics Communication Inc., or Pine, in exchange for 1,672,476 shares of our Class B common stock. This acquisition expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. We refer to these products, together with our legacy 2.5 Gbps custom modules, as our less than 10Gbps products.

Since our founding we have expanded our global sales and marketing reach by opening several offices in the U.S., Europe and China which are strategically located in close proximity to our major customers. We established a corporate administrative headquarters and established our own infrastructure as we significantly reduced the nature and extent of services provided by Hitachi. We also integrated the acquisitions of Opto Device, Ltd. and Pine and improved the flexibility of our manufacturing processes by expanding the use of contract manufacturers. These accomplishments along with continued investments in product development and expansion of our customer base were achieved during one of the most drastic telecommunications and data communications market declines in history.

Due to deteriorating market conditions our sales began to significantly decrease during the quarter ended September 30, 2001 and continued to decline for the next eight quarters. Our sales started to recover during the quarter ended December 31, 2003 and have increased through our most recent quarter which ended on June 30, 2007. Much of this growth has been a result of increased demand for our 10Gbps and 40Gbps products which have grown from 38.9% of our revenue in the year ended March 31, 2004 to 82.3% of revenue in the three-month period ended June 30, 2007. Through June 30, 2006 our quarterly sales fluctuated with demand and we experienced operating losses which, along with capital investments and the acquisitions of Opto Device, Ltd. and Pine, were primarily financed with funds received from the sale of shares to Clarity and short-term loans. For the first time, we achieved positive net income of $1.2 million during the quarter ended September 30, 2006. The Company has now recorded revenue growth in seven of the last eight quarters and our net income was $6.7 million for the quarter ended June 30, 2007. However, historical results may not be indicative of future financial performance of the Company.

In February 2007, we completed our initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 newly issued shares as well as 6,666,666 and 242,709 shares previously owned by Hitachi and Clarity, respectively. As a result of the offering, Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%. We received $171.0 million of net proceeds from the offering and in February 2007 we used $50.9 million to repay all our then outstanding short-term loans.

The following factors may affect our future results of operations:

Sales

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 92.9% and 88.5% of our sales during the three-month periods ended June 30, 2007 and 2006, respectively. Also during the three-month periods ended June 30, 2007 and 2006, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps & above products, represented 82.3% and 73.3% of total sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three months ended June 30, 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 35.0% and 23.0% of our sales, respectively. Although we have and will continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.

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

Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products have recently been characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. The decreasing price trends are primarily due to industry over-capacity, increased competition and the introduction of new products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the timing and extent of these decreases. In the past we have experienced volume decreases primarily due to declining demand for global information networks, excess industry capacity and increased competition from other providers of competing products.

We began to sell high powered red laser diodes for the rewriteable DVD market to a subsidiary of Hitachi during the year ended March 31, 2004. The market subsequently experienced a rapid pace of new product introductions and significant price erosion and we experienced significant losses from sales of these products. Accordingly, during the quarter ended December 31, 2005, we notified Hitachi’s subsidiary of our intention to discontinue sales of our DVD products and then agreed to a last time buy arrangement whereby we would continue to sell our DVD products through September 2006 in exchange for a price increase on new orders received after December 31, 2005.

We operate sales and marketing offices in several countries. During the three-month period ended June 30, 2007, revenues attributed to geographic areas were 58.6% in the United States, 24.7% in Europe, 11.7% in Japan and 5.0% in Asia Pacific. As a result of this geographic diversity, our sales are exposed to market risks related to fluctuations in foreign exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials, including components which are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners’ or procured from third party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment as well as manufacturing overhead costs including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the three-month periods ended June 30, 2007 and 2006 was 74.3% and 75.9%, respectively. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.

Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins will primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields and our ability to reduce product costs.

Research and Development Costs

Research and development costs consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $1.1 million in connection with these agreements during each of the three-month periods ended June 30, 2007 and 2006. In addition, our research and development costs primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and developments costs will increase to support planned future products and enhancements to our existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, information technology, human resource and other general corporate functions as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. We anticipate that these costs will rise as a result of higher revenues in the future. We also expect that the costs of being a publicly traded company, including, but not limited to, the costs of compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other government regulations, will increase our future selling, general and administrative expenses.

Significant Accounting Policies

There have been no significant changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on June 22, 2007.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on April 1, 2007. The Company did not have any unrecognized tax benefits, and there was no effect on our financial position or results of operations as a result of the adoption.

Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006

The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(As percentage of sales)

Sales	$67,827	$40,424	100.0%	100.0%
Cost of sales	43,392	27,163	64.0%	67.2%

Gross margin	24,435	13,261	36.0%	32.8%
Research and development expenses	8,512	8,023	12.5%	19.8%
Selling, general and administrative expenses	11,245	8,334	16.6%	20.6%
Other operating expenses	—	16	0.0%	0.0%

Operating income (loss)	4,678	(3,122)	6.9%	(7.7)%
Interest income, net	2,372	759	3.5%	1.9%
Other expense, net	(388)	(1,111)	(0.6)%	(2.7)%

Income (loss) before income taxes	6,662	(3,474)	9.8%	(8.6)%
Income tax expense	—	—	0.0%	0.0%

Net income (loss)	$6,662	$(3,474)	9.8%	(8.6)%

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Sales.  Overall sales increased $27.4 million, or 67.8%, to $67.8 million in the three-month period ended June 30, 2007 from $40.4 million in 2006 including a decrease of $1.0 million due to fluctuations in foreign exchange rates. During the three-month period ended June 30, 2007, our 10Gbps and above products increased $26.2 million, or 88.4%, to $55.8 million and our less than 10Gbps products increased $1.1 million, or 18.2%, to $7.3 million, while sales of our industrial and commercial products increased by $1.1 million, or 30.7%, to $4.7 million. The increase in our 10Gbps and above products resulted from the continuing strong demand for our 300 pin tunable, X2, XENPAK, XFP and our 40Gbps products lines. Sales of less than 10Gbps products increased as strong demand for SFP products was partially offset by declining sales of 2.5Gbps legacy products. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high powered laser diodes, while the decrease in sales of DVD products resulted from the final sale in September 2006 to Hitachi, the sole customer for these products.

For the three-month period ended June 30, 2007, Cisco and Alcatel-Lucent accounted for 35.0% and 23.0% of revenues, respectively. For the three-month period ended June 30, 2006, Cisco and Alcatel accounted for 32.5% and 13.5% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.

Gross Margin.  Gross margin increased $11.2 million, or 84.3%, to $24.4 million in the three months ended June 30, 2007 from $13.3 million in 2006, including a $1.8 million benefit from fluctuations in foreign exchange rates and a $0.2 million negative effect from changes in excess and obsolete inventory reserves. As a percentage of sales, gross margin increased to 36.0% for the three months ended June 30, 2007 from 32.8% for 2006. The gross margin improvement for the three-month period ended June 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign exchange rates, partially offset by the decline in average selling prices on most products and the negative effect from changes in excess and obsolete inventory reserves.

Research and Development Expenses.  Research and development expenses increased $0.5 million to $8.5 million for the three-month period ended June 30, 2007 from $8.0 million for the three-month period ended June 30, 2006, including a $0.3 million benefit from fluctuations in foreign exchange rates. Research and development expenses decreased as a percentage of sales to 12.5% for the three-month period ended June 30, 2007 from 19.8% for 2006. Research and development expenses increased primarily due to increased material, outsourcing and employee costs, including higher performance based bonus accruals, partially offset by the benefit from fluctuations in foreign exchange rates.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.9 million to $11.2 million for the three-month period ended June 30, 2007 from $8.3 million for the three months ended June 30, 2006, including a $0.2 million benefit from fluctuations in foreign exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.6% for the three-month period ended June 30, 2007 from 20.6% for 2006. Selling, general and administrative costs increased primarily as a result of higher commission and logistics costs associated with increased sales volumes as well as higher employee costs, including performance based bonus accruals, as well as the additional costs of being a public company, partially offset by the benefit from fluctuations in foreign exchange rates.

Other Operating Expenses.  No other operating expenses were incurred during the three-month period ended June 30, 2007. Other operating expenses for the three-month period ended June 30, 2006 were $16 thousand and consisted of non-cash charges related to the disposal of certain obsolete fixed assets.

Interest Income, Net.  Interest income, net increased by $1.6 million to $2.4 million in the three-month period ended June 30, 2007 from $0.8 million in 2006. Interest income, net for the three-month period ended June 30, 2007 primarily consists of interest earned on cash and cash equivalents. Interest income, net for the three-month period ended June 30, 2006 primarily consists of interest earned on cash and cash equivalents, partially offset by interest expense on short-term debt. The increase in interest primarily reflects higher cash and cash equivalent balances due to the net proceeds received from the Company’s initial public offering completed in February, 2007.

Other Expense, Net.  Other expense, net was $0.4 million and $1.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, and consisted primarily of net exchange losses on foreign currency transactions.

Income Taxes.  Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. During the three months ended June 30, 2007, the Company did not record a tax expense in profitable jurisdictions as the income tax benefit of the prior operating losses was used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three months ended June 30, 2006, there was no income tax expense recorded as all jurisdictions had reported operating losses and valuation allowances were recorded to offset the related income tax benefits. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Liquidity and Capital Resources

In February 2007, we completed our initial public offering which provided $171.0 million of net proceeds from the sale of common shares. At June 30, 2007, cash and cash equivalents were $199.6 million compared to $199.8 million at March 31 2007.

During the three-month period ended June 30, 2007, cash and cash equivalents decreased by $0.2 million to $199.6 million from $199.8 million. This decrease consisted of $1.6 million of net cash used for capital expenditures, $1.2 million for payment on capital lease obligations, and a $0.5 million negative effect of foreign exchange rates on cash and cash equivalents, partially offset by $3.1 million of net cash provided by operating activities. Net cash provided by operating activities reflected our net income of $6.7 million, depreciation and amortization of $2.5 million and stock-based compensation expense of $0.1 million, partially offset by an increase in working capital of $6.2 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales, an increase in inventories to improve customer service levels and support vendor managed inventory programs at our major customers, and the payment of performance-based bonus obligations related to the year ended March 31, 2007, partially offset by an increase in accounts payable. During the three-month period ended June 30, 2007, we also entered into $4.5 million of new capital lease obligations.

We believe that existing cash and cash equivalents and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there is no assurance that additional funds will be available, especially if we experience operating results below expectations, or if available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Contractual Obligations

The following table represents our contractual obligations at June 30, 2007 in millions of dollars.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$19.8	$5.2	$10.2	$4.4	$—
Operating lease obligations	4.3	1.9	1.5	0.9	—
Purchase obligations	48.0	48.0	—	—	—

Total	$72.1	$55.1	$11.7	$5.3	$—

Capital lease obligations consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to foreign currency, interest rate and commodity price risks.

To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by currency fluctuations. For the three-month periods ended June 30, 2007 and 2006, 27.7% and 26.9% of revenues were denominated in Japanese yen, respectively, and 0.8% and 1.2% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the three-month periods ended June 30, 2007 and 2006, approximately 74.3% and 75.9% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the three-month periods ended June 30, 2007 and 2006, approximately 52.6% and 56.0% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.

As of June 30 and March 31, 2007, we had net receivable positions of $12.4 million and $25.2 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At June 30, 2007, we had $17.0 million of foreign currency exchange forward contracts to hedge this foreign currency exchange risk. As of March 31, 2007, we had no outstanding forward contracts in place. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.

During the year ended March 31, 2007, we had short-term loans with The Bank of Tokyo-Mitsubishi UFJ which were due monthly. These loans were fully paid in February 2007 with proceeds from our initial public offering. Interest was paid monthly at TIBOR rate plus a premium which ranged from 0.56% to 0.59% during the three-month period ended June 30, 2006.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15d-15.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.  Risk Factors.

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

Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products beyond firm purchase orders. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short- and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers canceled significant orders with us and our competitors which resulted in losses of revenues and excess and obsolete inventory, that led to inventory and asset disposals throughout the industry. Similarly, decreases or deferrals of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

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

If demand for optical systems, particularly for 10Gbps and greater network systems, does not continue to expand as expected, our business will suffer.

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

In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and when problems occur it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

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

If we are unable to obtain a license from a third party, or successfully defeat their infringement claim, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	pay substantial damages to our customers or end users to discontinue use of or replace infringing technology with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We license our intellectual property to Hitachi and its wholly-owned subsidiaries without restriction. In addition, Hitachi is free to license certain of Hitachi’s intellectual property which we use in our business to any third party, including our competitors, which could harm our business and operating results.

We were initially created as a stand alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, we acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly-owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that we develop during a period ending in July of 2011 (or October of 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including to compete with Opnext.

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

As a controlled affiliate of Hitachi, we were able to take advantage of Hitachi’s size and purchasing power in procuring goods, technology and services, including audit services, employee benefit support, short- term loan financing and insurance. As a stand-alone entity, we are significantly smaller than Hitachi and we do not necessarily have access to financial and other resources comparable to those available to us when we were a controlled subsidiary of Hitachi. As a result, we may be unable to obtain goods, technology, financing and services at prices and on terms as favorable as those available to us when we were a controlled subsidiary of Hitachi, which could increase our costs and reduce our profitability.

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

We may lose rights to key third-party intellectual property arrangements given that we are no longer majority owned by Hitachi.

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

We have been working with Hitachi and certain third parties with which it has cross licenses which have intellectual property that is or may be relevant to our business to determine if they will agree to extend those cross licenses to Opnext. While we have concluded a number of such agreements, we cannot guaranty that each such third party will agree to such extensions, or what conditions any such third party may impose in connection with agreeing to such extensions. If we do not successfully conclude such agreements, we may be exposed to infringement claims or lose access to important intellectual property and technology. Our patent portfolio is significantly smaller than Hitachi’s, which may make it more difficult for us to negotiate third-party patent cross licenses on terms that are as favorable to us as those previously negotiated by Hitachi. If, as a result, we were to infringe intellectual property rights of others or otherwise lose access to intellectual property or technology important in the conduct of our business, it could have a material and adverse effect on our business, financial condition and results of operations. We could, for example, be forced to agree to make substantially higher royalty payments to continue using that intellectual property or technology or, if we are unable to agree on licensing terms, we could be forced to cease manufacturing products that use that intellectual property or technology.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. There may be third parties that refrained from asserting intellectual property infringement claims against our products or processes while we were a majority-owned subsidiary of Hitachi that may elect to pursue such claims now that we are no longer a majority-owned subsidiary of Hitachi. From time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property. We review the merits of each such letter, none of which have resulted in litigation to date. However, any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and the inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes or enter into licensing arrangement with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss in revenue.

Our financial results may vary significantly from quarter to quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations may result from numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	our ability to manufacture and deliver products to our customers in a timely and cost-effective manner;

•	quality control problems in our manufacturing operations;

•	fluctuations in our manufacturing yields;

•	length and variability of the sales cycles of our products;

•	new product introductions and enhancements by our competitors and ourselves;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	unanticipated increase in costs and expenses; or

•	fluctuations in foreign currency exchange rates.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

If we fail to retain our senior management and other key personnel, or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

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

As part of our business strategy, we may pursue acquisitions of companies, technologies or products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. If we fail to manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the manufacturing, operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the acquired company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or for our existing operations;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition candidates.

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

Since our formation in September 2000, we have continued to work closely with Hitachi in many respects and have relied on Hitachi for certain resources to run our business. We rely on Hitachi to provide certain services, such as procurement, inventory management and fulfillment in Japan, certain information technology services, support services in connection with the identification of patentable inventions, payroll services and other services. While we may be entitled to damages if Hitachi fails to perform these services, our agreement with Hitachi limits the amount of damages we may receive. In addition, we do not know whether we will be able to collect any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of Hitachi’s failure to perform under its agreement with us. In addition, Hitachi provides insurance, procurement, raw materials, contract employees, certain intellectual property, access to research facilities, cross licenses and capital leases. Because we are a smaller and less diversified company than Hitachi is today, and we may not have access to financial and other resources comparable to those of Hitachi and, if Hitachi were to fail to provide certain services to us, we might be unable to obtain goods, technology, financing and services at prices or on terms as favorable as those available to us through Hitachi, which could have a material adverse effect on our business and profitability.

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

As of June 30, 2007, Hitachi holds a 43.9% and Clarity holds a 22.9% equity interest in our Company, respectively. In addition, Hitachi and Clarity Management, L.P. each hold options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, which are fully vested. Their equity shareholdings give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in our Company, and may be unable or unwilling to participate in future financings of our Company and thereby materially harm our business and prospects.

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

We derive, and expect to continue to derive, a significant portion of our revenue from international sales in various markets. Our international revenue and operations are subject to a number of material risks, including, but not limited to:

•	different technical standards or requirements, such as country- or region-specific requirements to eliminate the use of lead;

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

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

As of June 30, 2007, we have 64,551,175 shares of common stock outstanding. Potential future sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. After the lock-up agreements pertaining to our initial public offering expire on or about August 20, 2007, additional stockholders will be able to sell their shares in the public market, subject to legal restrictions on transfer. In addition, under our stockholders’ agreement, some of our stockholders are entitled to registration rights. Registration of the sale of these shares of our common stock would generally permit their sale into the market immediately after registration. These registration rights of our stockholders could impair our ability to raise capital by depressing the price of our common stock. We may also sell additional shares of common stock in subsequent public offerings, which may adversely affect market prices for our common stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number

31	.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.

By:	/s/ Harry L. Bosco
Harry L. Bosco

Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile

Chief Financial Officer & Senior Vice President, Finance

Date: August 9, 2007