Form 10-Q
period 2007-09-30
OPNEXT INC
filed 2007-11-07
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-33306
Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3761205 (I.R.S. Employer Identification Number)

1 Christopher Way, Eatontown, New Jersey (Address of principal executive offices)	07724 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
     As of November 5, 2007, 64,605,162 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2007	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$202,352	$199,786
Trade receivables, net, including $2,356 and $3,000 due from related parties at September 30, and March 31, 2007, respectively	56,552	53,974
Inventories	76,502	65,321
Prepaid expenses and other current assets	5,123	3,221

Total current assets	340,529	322,302
Property, plant, and equipment, net	46,305	42,396
Goodwill	5,698	5,698
Other assets	211	214

Total assets	$392,743	$370,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $13,057 and $9,264 due to related parties at September 30, and March 31, 2007, respectively	$45,567	$41,581
Accrued expenses	13,551	14,201
Capital lease obligations	5,172	4,135

Total current liabilities	64,290	59,917
Capital lease obligations	14,001	11,858
Other long-term liabilities	2,948	5,413

Total liabilities	81,239	77,188

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 shares authorized, issued and outstanding 64,605,162 at September 30, 2007 and 64,549,100 at March 31, 2007	646	645
Additional paid-in capital	581,264	577,257
Accumulated deficit	(266,838)	(279,343)
Accumulated other comprehensive loss	(3,568)	(5,137)

Total shareholders’ equity	311,504	293,422

Total liabilities and shareholders’ equity	$392,743	$370,610

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Sales, including $1,284 and $4,066 to related parties for the three-month periods, and $3,134 and $6,587 to related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	$76,579	$55,323	$144,406	$95,747
Cost of sales	49,631	36,869	93,023	64,032

Gross margin	26,948	18,454	51,383	31,715
Research and development expenses, including $1,341 and $1,011 from related parties for the three-month periods, and $2,502 and $2,149 from related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	10,375	8,673	18,887	16,518
Selling, general and administrative expenses, including $1,543 and $1,070 from related parties for the three-month periods, and $2,930 and $1,924 from related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	12,311	9,279	23,556	17,801
Other operating (income) expense	(37)	87	(37)	103

Operating income (loss)	4,299	415	8,977	(2,707)
Interest income, net	2,465	721	4,837	1,480
Other (expense) income, net	(835)	38	(1,223)	(1,073)

Income (loss) before income taxes	5,929	1,174	12,591	(2,300)
Income tax expense	(86)	—	(86)	—

Net income (loss)	$5,843	$1,174	$12,505	$(2,300)

Net income (loss) per share:
Basic	$0.09	$0.02	$0.19	$(0.04)

Diluted	$0.09	$0.02	$0.19	$(0.04)

Weighted average number of shares used in computing net income (loss) per share:
Basic	64,576	52,008	64,563	51,999

Diluted	64,627	52,059	64,612	51,999

See accompanying notes to unaudited consolidated financial statements

OPNEXT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$12,505	$(2,300)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,368	6,056
(Gain) loss on disposal of fixed assets	(37)	110
Non-cash compensation expense	1,067	19
Changes in assets and liabilities:
Trade receivables, net	(1,435)	(10,591)
Inventories	(7,653)	(14,765)
Prepaid expenses and other current assets	(1,818)	(1,152)
Other assets	(2)	5
Trade payables	2,883	12,397
Accrued expenses and other liabilities	(3,589)	(74)

Net cash provided (used) by operating activities	7,289	(10,295)

Cash flows from investing activities
Capital expenditures	(3,093)	(978)

Net cash used in investing activities	(3,093)	(978)

Cash flows from financing activities
Payments on capital lease obligations	(2,320)	(1,110)
Exercise of stock options	11	22

Net cash used in financing activities	(2,309)	(1,088)

Effect of foreign currency exchange rates on cash and cash equivalents	679	101

Increase (decrease) in cash and cash equivalents	2,566	(12,260)
Cash and cash equivalents at beginning of period	199,786	89,358

Cash and cash equivalents at end of period	$202,352	$77,098

Non-cash financing activities
Capital lease obligations incurred	$(4,929)	$(675)

Stock appreciation rights amendment	2,432	—

See accompanying notes to unaudited consolidated financial statements

OPNEXT, INC.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
1.	Background and Basis of Presentation
          Opnext, Inc. and subsidiaries (“OPI”, “Opnext” or the “Company”) designs, develops, manufactures and distributes optical modules and components that transmit and receive data delivered via light in telecommunications and data communications applications, as well as, lasers and infrared LEDs for industrial and commercial applications.
          OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly-owned subsidiary of Hitachi, Ltd. (“Hitachi”), a corporation organized under the laws of Japan. Opnext Japan, Inc. (“OPJ” or “Opnext Japan”) was established on September 28, 2000 and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ.
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
          On June 4, 2003, the Company acquired 100% of the outstanding shares of Pine Photonics Communications, Inc. (“Pine”) in exchange for 1,672 shares of Opnext Class B common stock. Each share of the Company’s Class B common stock had one voting right.
          On January 25, 2007, all Opnext Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and outstanding stock-based awards, including restricted stock, stock options and stock appreciation rights. The Company also approved on January 26, 2007, the conversion of all Class B common stock into a single class of common stock.
          In February 2007, the Company completed its initial public offering of 19,445,781 common shares at $15.00 per share. The offering included 12,536,406 newly issued shares as well as 6,666,666 and 242,709 shares owned by Hitachi and Clarity, respectively. In connection with the offering, the Company received $171,000 of net proceeds.
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
     Shipping and Handling Costs
          Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were $1,412 and $967 for the three-month periods, and $2,735 and $1,851 for the six-month periods, ended September 30, 2007 and 2006, respectively.

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
          Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded transaction losses of $906 and $76 for the three-month periods ended September 30, 2007 and 2006, respectively, and transaction losses of $1,344 and $1,199 for the six-month periods ended September 30, 2007 and 2006, respectively.
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
          As of September 30 and March 31, 2007, the Company had net receivable positions of $14,288 and $25,200, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. The Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. These forward contracts generally have maturities of one hundred eighty days or less. As of September 30, 2007, the Company had one foreign currency exchange forward contract of $17,000 in place. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
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
     Cash and Cash Equivalents
          The Company considers all investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2007 and March 31, 2007, cash and cash equivalents includes $876 and $449, respectively, of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations.
     Trade Receivables
          The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ credit worthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $435 and $491 at September 30, 2007 and March 31, 2007, respectively.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
     Inventories
          Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market including inventory consigned to contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
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
          Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in other operating (income) expenses.
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
     Impairment of Long-Lived Assets
          The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the periods ended September 30, 2007 and 2006 indicated that there were no impairments.
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
     Fair Value of Financial Instruments
          At September 30, 2007 and March 31, 2007, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables and accrued expenses. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.
     Stock-Based Incentive Plans
          The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of the Company’s stock has been estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies is necessary since the Company does not possess a sufficient stock price history. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•	A dividend yield of zero has been assumed for awards issued during the three- and six-month periods ended September 30, 2007 and 2006, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three- and six-month periods ended September 30, 2007 and 2006 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	The forfeiture rate for awards issued during the three- and six-month periods ended September 30, 2007 and 2006 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
          Fair value of options granted to employees for the three-month and six-month periods ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	88.0%	100.4%	88.6%	101.3%
Risk-free interest rate	4.70%	4.78%	4.68%	4.83%
Weighted-average fair value	$11.34	$5.84	$11.67	$6.26
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
3.	Inventories
          Components of inventories are summarized as follows:

	September 30,	March 31,
	2007	2007

Raw materials	$43,157	$34,484
Work in process	11,599	15,481
Finished goods	21,746	15,356

Inventories	$76,502	$65,321

          Inventories include inventory consigned to contract manufacturers of $19,928 and $10,038 at September 30 and March 31, 2007, respectively.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
4.	Property, Plant, and Equipment
     Property, plant, and equipment is summarized as follows:

	September 30,	March 31,
	2007	2007
Machinery, electronic, and other equipment	$182,931	$165,404
Computer software	11,240	11,153
Building improvements	5,011	4,877

Construction in progress	2,292	7,767

Total property, plant, and equipment	201,474	189,201
Less accumulated depreciation and amortization	(155,169)	(146,805)

Property, plant, and equipment, net	$46,305	$42,396

          Property, plant and equipment includes capitalized leases of $26,396 and $14,239, and related accumulated depreciation of $6,767 and $4,628, at September 30 and March 31, 2007, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $491 and $529 for the three-month periods, and $978 and $1,059 for the six-month periods, ended September 30, 2007 and 2006, respectively.
5.	Income Taxes
          During the three-month and six-month periods ended September 30, 2007, the Company recorded $86 of income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses.
          Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with the Company’s past operating losses. During the three-month period ended September 30, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. During the six-month period ended September 30, 2006, there was no income tax expense recorded as all jurisdictions had reported operating losses and valuation allowances were recorded to offset the related income tax benefits. There can be no assurances that deferred tax assets subject to the Company’s valuation allowance will ever be realized.
          The Company adopted the provisions of FIN 48 on April 1, 2007 and there was no effect on its financial position or results of operations. Upon adoption and as of September 30, 2007, the Company did not have any unrecognized tax benefits, and there was no effect on its financial position or results of operations. The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. Upon adoption, Opnext did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest or penalty recognized during the three-month and six-month periods ended September 30, 2007. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months.
          The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. With the exception of Japan and certain state jurisdictions, the income tax filings for all years since and including the year ended March 31, 2001 are open to examination by the respective taxing authorities. The Company’s income tax filings since and including the year ended March 31, 2002 are open to examination by the Japanese taxing authorities. The Company has been notified by the Internal Revenue Service that it will commence an income tax audit in October, 2007 for the tax year ended March 31, 2006. At this time, the outcome of the audit is uncertain and no unrecognized tax benefits have been recorded.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
6.	Stockholders’ Equity
          As of September 30, 2007, the Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of September 30 and March 31, 2007, no shares of preferred stock have been issued.
7.	Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 264 restricted common shares for the three-month and six-month periods ended September 30, 2007 and 217 restricted common shares for the three-month and six-month periods ended September 30, 2006. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury stock method.
          The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss), basic and diluted	$5,843	$1,174	$12,505	$(2,300)

Denominator:
Weighted average shares outstanding — basic	64,576	52,008	64,563	51,999
Effect of potentially dilutive options	51	51	49	—

Weighted average shares outstanding — diluted	64,627	52,059	64,612	51,999

Basic net income (loss) per share	$0.09	$0.02	$0.19	$(0.04)

Diluted net income (loss) per share	$0.09	$0.02	$0.19	$(0.04)

          The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options	4,524	4,369	4,524	4,439
Stock appreciation rights	547	653	547	653

Total options and stock appreciation rights	5,071	5,022	5,071	5,092

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
8.	Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three-month and six-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$5,843	$1,174	$12,505	$(2,300)
Gain on foreign currency forward contract	59	—	—	—
Foreign currency translation adjustment	3,040	(626)	1,569	(111)

Comprehensive income (loss)	$8,942	$548	$14,074	$(2,411)

          The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $3,568 and $5,137 as of September 30 and March 31, 2007, respectively.
9.	Employee Benefits
          The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $99 and $81 in the three-month periods, and $198 and $166 in the six-month periods, ended September 30, 2007 and 2006, respectively. No discretionary contributions were made in the three-month and six-month periods ended September 30, 2007 and 2006.
          The Company sponsors a defined contribution plan and a retirement allowance plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $161 and $155 in the three-month periods, and $312 for both six-month periods, ended September 30, 2007 and 2006, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Expense pursuant to this plan was $191 and $193 for the three-month periods and $406, and $387 for the six-month periods, ended September 30, 2007 and 2006, respectively.
10.	Stock-Based Incentive Plans
          The Company has awarded restricted stock, stock options and stock appreciation rights to its employees and stock options to non-employees under its stock-based incentive plans. At September 30, 2007, the plans had 3,264 common shares of stock available for future grants.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
     Restricted Stock
          On September 5, 2007, the Company issued an aggregate of 7 restricted common shares and an aggregate of 7 restricted common share units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The awards vest with respect to one quarter of the shares each quarter for the next four quarters following the date of grant. Total compensation expense to be recognized over the vesting period for these awards is $150 based on a fair value of $10.96 per share as of the grant date, of which $10 was recognized in the three-month period ended September 30, 2007.
          On August 15, 2007, the Company issued 40 restricted common shares to certain senior executives. The awards vest with respect to one half of the shares on each of February 20, 2008 and February 20, 2009. Total compensation expense to be recognized over the vesting period for these awards was $454 based on a fair value of $11.34 per share as of the grant date, of which $55 was recognized in the three-month period ended September 30, 2007. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.
          During the year-ended March 31, 2005, the Company issued 217 restricted common shares to certain senior executives. The awards vest with respect to one half of the shares on each of February 20, 2008 and February 20, 2009. Compensation expense associated with vested restricted stock was $301 for the three-month period, and $601 for the six-month period, ended September 30, 2007, based on a fair value of $11.10 per share as of the grant dates. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.
     Stock Options
          Stock option awards to employees generally become exercisable for one quarter of the shares awarded on each one-year anniversary from the date of grant over the subsequent four years, have a ten-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At September 30, 2007 and 2006, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity, respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month and six-month periods ended September 30, 2007 and 2006, respectively.
          In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which was amortized over the vesting period of the applicable options which was completed during the three-month period ended September 30, 2006. Accordingly, the Company amortized $1 for the three-month period ended September 30, 2006.
          Compensation expense for employee stock option awards was $346 and $13, respectively, for the three-month periods ended September 30, 2007 and 2006 and $449 and $18, respectively, for the six-month periods ended September 30, 2007 and 2006, respectively. At September 30, 2007, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $7,859, net of estimated forfeitures, which will be recognized over the remaining weighted average vesting period of 3.7 years.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
          A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81
Granted	886	11.67	—	—	886	11.67
Forfeited	(3)	13.69	—	—	(3)	13.69
Exercised	—	—	(9)	1.11	(9)	1.11

Balance at September 30, 2007	5,294	$14.44	51	$1.24	5,345	$14.32

          The following table summarizes information concerning outstanding and exercisable options at September 30, 2007:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)

$0.78	39	4.0	39	4.0
$2.73	12	5.7	12	5.7
$11.34	770	9.9	—	—
$13.79	15	9.5	1	9.5
$13.85	100	9.6	—	—
$15.00	4,409	3.9	4,247	3.8

$14.79	5,345		4,299

     Stock Appreciation Rights (SARs) Plan
          The Company awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one third or one quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of September 30, 2007, the Company had 649 SARs outstanding, 547 requiring settlement in the Company’s stock with remaining average lives of 6.5 years and 102 requiring settlement in cash with average remaining lives of 4.6 years.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
          Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $386 and $450, respectively, for the three-month and six month-periods ended September 30, 2007. At September 30, 2007, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of 0.9 years was approximately $698, net of estimated forfeitures.
          Stock appreciation rights requiring cash settlement were revalued at September 30, 2007, which resulted in the reversal of compensation expense of $114 and $98, respectively, for the three-month and six-month periods ended September 30, 2007. Other long-term liabilities associated with these awards were $391 and $3,322 at September 30, 2007 and March 31, 2007, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
          A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(9)	15.00	(6)	15.00	(15)	15.00

Balance at September 30, 2007	102	$15.00	547	$15.00	649	$15.00

11.	Short-Term Debt
          The Company had short-term loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. Interest was paid monthly at the TIBOR rate plus a premium which ranged in total from 0.56% to 0.59% during the three-month period, and 0.56% and 0.84% for the six-month period, ended September 30, 2006. Total interest expense related to the short-term loans for the three-month and six-month periods ended September 30, 2006 was $133 and $243, respectively.
12.	Concentrations of Risk
          At September 30, 2007 and March 31, 2007, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
          The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and six-month periods ended September 30, 2007, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 40.9% and 23.0%, and 38.1% and 23.0%, of revenues, respectively. At September 30, 2007, Cisco and Alcatel-Lucent accounted for 30.6% and 24.6% of accounts receivable, respectively. At March 31, 2007, Cisco and Alcatel-Lucent accounted for 27.4% and 20.4% of accounts receivable, respectively. For the three-month and six-month periods ended September 30, 2006, Cisco and Alcatel accounted for 36.7% and 12.9%, and 34.9% and 13.1%, of revenues, respectively.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
13.	Commitments and Contingencies
          The Company leases buildings and certain other property. Rental expense under these operating leases was $632 and $514 for the three-month periods, and $1,234 and $1,088 for the six-month periods, ended September 30, 2007 and 2006, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at September 30, 2007:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2008	$2,867	$1,207
2009	5,722	827
2010	5,869	786
2011	5,167	786
2012	755	262

Total minimum lease payments	20,380	$3,868

Less amount representing interest	(1,207)

Present value of capitalized payments	19,173
Less current portion	5,172

Long-term portion	$14,001

          As of September 30, 2007, the Company had outstanding purchase commitments of approximately $57,500, primarily for the purchase of raw materials expected to be transacted within the next twelve months.
          The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Six Months Ending
	September 30,
	2007	2006
Beginning balance	$610	$551
Claims paid	(342)	(242)
Warranty expense	274	308
Foreign currency translation and other	20	16

Ending balance	$562	$633

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
14.	Related Party Transactions
          The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $1,284 and $4,066 for the three-month periods, and $3,134 and $6,587 for the six-month periods, ended September 30, 2007 and 2006, respectively. Purchases from Hitachi and its subsidiaries were $13,517 and $11,446 for the three-month periods, and $24,962 and $19,770 for the six-month periods, ended September 30, 2007 and 2006, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $230 and $234 for the three-month periods, and $560 and $439 for the six-month periods, ended September 30, 2007 and 2006, respectively. At September 30, and March 31, 2007, the Company had accounts receivable from Hitachi and its subsidiaries of $2,356 and $3,000, respectively. Also, at September 30, 2007 and March 31, 2007, the Company had accounts payable to Hitachi and its subsidiaries of $13,057 and $9,264, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.
     Opnext Japan, Inc. Related Party Agreements
          In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the Company entered into the following related party agreements:
     Sales Transition Agreement
          Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $844 and $574 for the three-month periods, and $1,489 and $873 for the six-month periods, ended September 30, 2007 and 2006, respectively.
     Intellectual Property License Agreements
          Opnext Japan and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to Opnext Japan on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opnext Japan to the extent that Hitachi has the right to make available such rights to Opnext Japan in accordance with the terms and subject to the conditions stated therein.
          In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly-owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid, nonexclusive basis, in each case on the terms and subject to the conditions stated therein.
     Opnext Japan Research and Development Agreement
          Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi will provide certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects will be owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property will be jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
semi-annually on a fixed-fee project basis and were $1,282 and $949 for the three-month periods, and $2,387 and $2,023 for the six-month periods, ended September 30, 2007 and 2006, respectively.
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
          Intellectual property resulting from certain research and development projects will be owned by Opnext and licensed to Hitachi on a fully paid, nonexclusive basis and intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext on a fully paid, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property will be jointly owned. On October 27, 2006, the term of agreement was extended until February 20, 2012.
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
     Raw Materials Supply Agreement
          Under the terms and conditions of the Raw Materials Supply Agreement, Hitachi has agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. The original agreement expired on July 31, 2007 and is automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.
     Outsourcing Agreement
          Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi provides on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. Specific charges for such services amounted to $454 and $247 for the three-month periods, and $852 and $582 for the six-month periods, ended September 30, 2007 and 2006, respectively. The original agreement expired on July 31, 2007 and, pursuant to an amendment effective July 31, 2006, is automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(un thousands, except per share amounts)
(unaudited)
with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eleven and five seconded employees at September 30, 2007 and March 31, 2007, respectively.
     Lease Agreements
          Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $144 and $149 for the three-month periods, and $280 and $304 for the six-month periods, ended September 30, 2007 and 2006, respectively.
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
     OPD Related Party Agreements
          In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the Company entered into the following related party agreements:
     Intellectual Property License Agreement
          OPD and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to OPD on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis and OPD licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to OPD, to the extent that Hitachi has the right to make available such rights to OPD, in accordance with the terms and conditions of the Intellectual Property License Agreement.
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after September 30, 2006. There were three and two seconded employees at September 30, 2007 and March 31, 2007, respectively.
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

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
(unaudited)
The lease payments for these properties were $15 and $16 for the three-month periods, and $29 and $33 for the six-month periods, ended September 30, 2007 and 2006, respectively.
15.	Operating Segments and Geographic Information
     Operating Segments
          The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecommunications, data communication, industrial and commercial applications.
     Geographic Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales:
United States	$45,258	$29,196	$84,972	$49,058
Europe	18,596	13,535	35,365	24,869
Japan	7,192	9,112	15,117	15,987
Asia Pacific	5,533	3,480	8,952	5,833

Total	$76,579	$55,323	$144,406	$95,747

          Sales are attributed to geographic areas based on the bill to location of the customer.

	September 30,	March 31,
	2007	2007

Assets:
United States	$247,560	$240,985
Japan	123,381	109,641
Europe	21,802	19,984

Total	$392,743	$370,610

          The geographic designation of assets represents the country in which title is held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “depend,” “should,” “plan,” “estimated,” “could,” “may,” “subject to,” “continues,” “growing,” “prospective,” “forecast,” “projected,” “purport,” “might,” “if,” “contemplate,” “potential,” “pending,,” “target,” “goals,” “scheduled,” “will likely be,” and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 22, 2007. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on June 22, 2007.
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
          Sales to telecommunication and data communication customers, our communication sales, accounted for 93.6% and 89.3% of our sales during the three-month periods, and 93.4% and 89.0% during the six-month periods, ended September 30, 2007 and 2006, respectively. Also during the three-month and six-month periods ended September 30, 2007 and 2006, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps and above products, represented 83.0% and 77.6%, and 82.7% and 75.8% of total sales, respectively.
          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month and six-month periods ended September 30, 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent, accounted for 40.9% and 23.0%, and 38.1% and 23.0%, of our sales, respectively. Although we have and will continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.
          Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. The decreasing price trends are primarily due to industry over-capacity, increased competition and the introduction of new or redesigned products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the timing and extent of these decreases. In the past we have experienced volume decreases primarily due to declining demand for global information networks, excess industry capacity and increased competition from other providers of competing products.
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
          We operate sales and marketing offices in several countries. During the three-month and six-month periods ended September 30, 2007, revenues attributed to geographic areas were 59.1% and 58.8% in the United States, 24.3% and 24.5% in Europe, 9.4% and 10.5% in Japan and 7.2% and 6.2% in Asia Pacific, respectively. As a result of this geographic diversity, our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations.
     Cost of Sales and Gross Margin
          Our cost of sales primarily consists of materials, including components which are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners or procured from third party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment as well as manufacturing overhead costs including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.
          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the three-month and six-month periods ended September 30, 2007 and 2006 was 81.4% and 88.0%, and 78.1% and 82.9%, respectively. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.
          Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins will primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and fluctuations in foreign currency exchange rates.
     Research and Development Costs
          Research and development costs consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $1.3 million and $0.9 million during each of the three-month periods, and $2.4 million and $2.0 million during each of the six-month periods, ended September 30, 2007 and 2006, respectively, in connection with these agreements. In addition, our research and development costs primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and developments costs will increase to support planned future products and enhancements to our existing products.

     Selling, General and Administrative Expenses
          Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, information technology, human resource and other general corporate functions as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. We anticipate that these costs will rise as a result of higher revenues in the future. In addition, now that we are publicly traded, we incur significant costs associated with being a publicly traded company, including, but not limited to, the costs of compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other government regulations.
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
Results of Operations for the Three- and Six-Month Periods Ended September 30, 2007 and 2006
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended September 30,				Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)		(as percentage		(in thousands)		(as percentage
			of sales)				of sales)

Sales	$76,579	$55,323	100.0%	100.0%	$144,406	$95,747	100.0%	100.0%
Cost of sales	49,631	36,869	64.8%	66.6%	93,023	64,032	64.4%	66.9%

Gross margin	26,948	18,454	35.2%	33.4%	51,383	31,715	35.6%	33.1%
Research and development expenses	10,375	8,673	13.5%	15.7%	18,887	16,518	13.1%	17.3%
Selling, general and administrative expenses	12,311	9,279	16.1%	16.8%	23,556	17,801	16.3%	18.6%
Other operating (income) expense	(37)	87	0.0%	0.1%	(37)	103	0.0%	0.0%

Operating income (loss)	4,299	415	5.6%	0.8%	8,977	(2,707)	6.2%	(2.8)%
Interest income, net	2,465	721	3.2%	1.3%	4,837	1,480	3.3%	1.5%
Other (expense) income, net	(835)	38	(1.1)%	0.0%	(1,223)	(1,073)	(0.8)%	(1.1)%

Income (loss) before income taxes	5,929	1,174	7.7%	2.1%	12,591	(2,300)	8.7%	(2.4)%
Income tax expense	(86)	—	(0.1)%	0.0%	(86)	—	0.0%	0.0%

Net income (loss)	$5,843	$1,174	7.6%	2.1%	$12,505	$(2,300)	8.7%	(2.4)%

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006
          Sales. Overall sales increased $21.3 million, or 38.4%, to $76.6 million in the three-month period ended September 30, 2007 from $55.3 million in the three month period ended September 30, 2006, net of a decrease of $0.1 million due to fluctuations in foreign currency exchange rates. During the three-month period ended September 30, 2007, our 10Gbps and above products increased $20.6 million, or 48.0%, to $63.5 million and our less than 10Gbps products increased $1.7 million, or 25.9 % to $8.2 million, while sales of our industrial and commercial products increased by $1.2 million, or 32.9%, to $4.8 million and DVD sales decreased by $2.3 million due to the final sale in September 2006 to Hitachi, the sole customer for these products. The increase in sales of our 10Gbps, and above products primarily resulted from increased demand for our X2, 40Gbps, XFP and 300 pin tunable products, while the increase in our less than 10Gbps products primarily resulted from an increase in demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
          For the three-month period ended September 30, 2007, Cisco and Alcatel-Lucent accounted for 40.9% and 23.0% of revenues, respectively. For the three-month period ended September 30, 2006, Cisco and Alcatel accounted for 36.7% and 12.9% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.
          Gross Margin. Gross margin increased approximately $8.5 million to $26.9 million in the three-month period ended September 30, 2007 from $18.5 million in 2006, including a $0.4 million benefit from fluctuations in foreign currency exchange rates. As a percentage of sales, gross margin increased to 35.2 % for the three months ended September 30, 2007 from 33.4% for 2006. The gross margin improvement for the three-month period ended September 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign currency exchange rates, which was partially offset by the decline in average selling prices on most products.
          Research and Development Expenses. Research and development expenses increased $1.7 million to $10.4 million for the three month-period ended September 30, 2007 from $8.7 million for the three-month period ended September 30, 2006, net of a $0.1 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.5% for the three-month period ended September 30, 2007 from 15.7% for 2006. Research and development expenses increased primarily due to increased material and outsourcing costs and higher stock-based compensation expenses, partially offset by the benefit from fluctuations in foreign currency exchange rates.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million to $12.3 million for the three-month period ended September 30, 2007 from $9.3 million for the three month-period ended September 30, 2006, net of a $0.1 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.1% for the three-month period ended September 30, 2007 from 16.8% for 2006. Selling, general and administrative expenses increased primarily as a result of higher commission and logistics costs associated with increased sales volumes as well as higher employee costs, including performance based bonus accruals, increased stock-based compensation expense and the additional costs of being a public company, partially offset by the benefit from fluctuations in foreign currency exchange rates.
          Other Operating (Income) Expenses. Other operating income for the three-month period ended September 30, 2007 was $37 thousand and other operating expenses for the three-month period ended September 30, 2006 were $87 thousand and consisted of gains and losses related to the disposal of certain obsolete fixed assets, respectively.
          Interest Income, Net. Interest income, net increased $1.7 million to $2.5 million in the three-month period ended September 30, 2007 from $0.7 million in 2006. Interest income, net for the three-month period ended September 30, 2007 primarily consists of interest earned on cash and cash equivalents. Interest income, net for the three-month period ended September 30, 2006 primarily consists of interest earned on cash and cash equivalents, partially offset by interest expense on short-term debt. The increase in interest primarily reflects higher cash and cash equivalent balances due to the net proceeds received from the Company’s initial public offering completed in February, 2007.
          Other (Expense) Income, Net. Other expense, net was $0.8 million for the three-month period ended September 30, 2007 and consisted primarily of net exchange losses on foreign currency transactions. Other income, net was $0.1 million for the three-month period ended September 30, 2006 and consisted primarily of net exchange gains on foreign currency transactions.

          Income Taxes. During the three months ended September 30, 2007, the Company recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses.
          Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. During the three months ended September 30, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
Comparison of the Six-Month Periods Ended September 30, 2007 and 2006
          Sales. Overall sales increased $48.7 million to $144.4 million in the six-month period ended September 30, 2007 from $95.7 million in the six-month period ended September 30, 2006, net of a $1.0 million decrease from fluctuations in foreign currency exchange rates. During the six-month period ended September 30, 2007, our 10Gbps and above products increased $46.7 million, or 64.5%, to $119.2 million and our less than 10Gbps products increased by $2.8 million, or 22.1%, to $15.5 million, while sales of our industrial and commercial products increased by $2.3 million, or 31.8%, to $9.5 million and DVD sales decreased by $3.3 million due to the final sale in September 2006 to Hitachi, the sole customer for these products. The increase in our 10Gbps and above products primarily resulted from increased demand for our X2, 300 pin tunable, 40Gbps, XFP and Xenpak products, while the increase in less than 10Gbps products primarily resulted from increased demand for our SFP products offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
          For the six-month period ended September 30, 2007, Cisco and Alcatel-Lucent accounted for 38.1% and 23.0% of revenues, respectively. For the six-month period ended September 30, 2006, Cisco and Alcatel accounted for 34.9% and 13.1% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.
          Gross Margin. Gross margin increased $19.7 million to $51.4 million in the six-month period ended September 30, 2007 from $31.7 million in the six-month period ended September 30, 2006, including a $1.3 million benefit from fluctuations in foreign currency exchange rates. As a percentage of sales, gross margin increased to 35.6% for the six-month period ended September 30, 2007 from 33.1% for the six-month period ended September 30, 2006. The gross margin improvement for the six-month period ended September 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign currency exchange rates, which was partially offset by the decline in average selling prices on most products.
          Research and Development Expenses. Research and development expenses increased by $2.4 million to $18.9 million in the six-month period ended September 30, 2007 from $16.5 million in the six-month period ended September 30, 2006, net of a $0.5 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.1% for the six-month period ended September 30, 2007 from 17.3% for 2006. Research and development expenses increased primarily due to increased material, outsourcing and employee costs, including higher performance based bonus accruals and higher stock based compensation expenses, partially offset by the benefit from fluctuations in foreign currency exchange rates.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.8 million to $23.6 million in the six-month period ended September 30, 2007 from $17.8 million in the six-month period ended September 30, 2006, net of a $0.2 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.3% for the six-month period ended September 30, 2007 from 18.6% for 2006. Selling, general and administrative expenses increased primarily as a result of higher commission and logistics costs associated with increased sales volumes and higher employee costs, including performance based bonus accruals, as well as higher stock-based compensation expenses, and the additional costs of being a public company, partially offset by the benefit from fluctuations in foreign exchange rates.

          Other Operating (Income) Expenses. Other operating income for the six-month period ended September 30, 2007 was $37 thousand and other operating expenses for the six-month period ended September 30, 2006 were $0.1 million and consisted of gains and losses related to the disposal of certain obsolete fixed assets, respectively.
          Interest Income, Net. Interest income, net increased approximately $3.4 million to $4.8 million in the six-month period ended September 30, 2007 from $1.5 million in 2006. Interest income, net for the six-month period ended September 30, 2007 primarily consists of interest earned on cash and cash equivalents. Interest income, net for the six-month period ended September 30, 2006 primarily consists of interest earned on cash and cash equivalents, partially offset by interest expense on short-term debt. The increase in interest primarily reflects higher cash and cash equivalent balances due to the net proceeds received from the Company’s initial public offering completed in February, 2007.
          Other Income (Expense), Net. Other expense, net was $1.2 million and $1.1 million for the six-month periods ended September 30, 2007 and 2006, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
          Income Taxes. During the six months ended September 30, 2007, the Company recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses.
          Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. During the six months ended September 30, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
Liquidity and Capital Resources
          During the six-month period ended September 30, 2007, cash and cash equivalents increased by $2.6 million to $202.4 million from $199.8 million at March 31, 2007. This increase consisted of $7.3 million of net cash provided by operating activities and a $0.7 million benefit from fluctuations in foreign currency exchange rates, partially offset by $3.1 million of capital expenditures and $2.3 million for payment of capital lease obligations. Net cash provided by operating activities reflected our net income of $12.5 million, depreciation and amortization of $5.4 million and stock-based compensation expense of $1.1 million, partially offset by an increase in working capital of $11.7 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales, an increase in inventories to improve customer service levels and support vendor managed inventory programs at our major customers, and the settlement of performance-based bonus obligations related to the year ended March 31, 2007, partially offset by an increase in accounts payable. During the six-month period ended September 30, 2007, we also entered into $4.9 million of new capital lease obligations.
          We believe that existing cash and cash equivalents and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or if available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          We are exposed to foreign currency, interest rate and commodity price risks.
          To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency fluctuations. For the three-month periods ended September 30, 2007 and 2006, 23.5% and 24.1% of revenues were denominated in Japanese yen, respectively, and 0.8% and 1.0% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars. For the six-month periods ended September 30, 2007 and 2006, 25.5% and 25.3% of revenues were denominated in Japanese yen, respectively, and 0.8% and 1.1% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.
          To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency fluctuations. During the three-month and six-month periods ended September 30, 2007 and 2006, approximately 81.4% and 88.0%, and 78.1% and 82.9%, of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
          To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency fluctuations. During the three-month and six-month periods ended September 30, 2007 and 2006, approximately 49.2% and 52.3%, and 50.8% and 53.7%, of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
          As of September 30 and March 31, 2007, we had net receivable positions of $14.3 million and $25.2 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At September 30, 2007, we had $17.0 million of foreign currency exchange forward contracts to hedge this foreign currency exchange risk. As of March 31, 2007, we had no outstanding forward contracts in place. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.
          During the year ended March 31, 2006, we had short-term loans with The Bank of Tokyo-Mitsubishi UFJ which were due monthly. These loans were fully paid in February 2007 with proceeds from our initial public offering. Interest was paid monthly at TIBOR rate plus a premium which ranged from 0.56% to 0.84% during the six-month period ended September 30, 2006.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
          Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.
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

     Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings.
          None.
Item 1A. Risk Factors.
          Refer to “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 22, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          At the Annual Meeting of Shareholders held on September 5, 2007:
1.	The following two (2) individuals were elected directors of the Company to serve until the 2010 Annual Meeting of Shareholders of the Company and until their respective successors may be elected and qualified, each Director being elected by plurality vote:

Name of Individual	Votes For	Votes Withheld

Kendall Cowan	54,010,493	6,439,144

Ryuichi Otsuki	58,871,939	1,577,698
2.	Ernst and Young LLP was ratified as independent registered public accountants to examine the annual financial statements for the Company for the fiscal year ending March 31, 2008, receiving 60,434,812 affirmative votes, being a majority of the votes cast on the matter, all voting as a single class, with 9,860 negative votes and 4,965 abstained.
Item 5. Other Information.
          None.

Item 6. Exhibits

Exhibit Number

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry L. Bosco
Harry L. Bosco
Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: November 7, 2007

