Form 10-K/A
period 2007-03-31
OPNEXT INC
filed 2008-02-25
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive offices)	(Zip Code)
(732) 544-3400
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The registrant’s Common Stock was not publicly traded as of September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 20, 2007, 64,551,175 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Form 10-K/A specific portions of its proxy statement for the registrant’s 2007 Annual Meeting of Stockholders held on September 5, 2007.

EXPLANATORY NOTE
     Opnext, Inc. (“OPI”, “Opnext” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amended Report”) for its fiscal year ended March 31, 2007, originally filed with the SEC on June 22, 2007 (the “Original Filing”), to amend and restate its consolidated balance sheets for the years ended March 31, 2007 and March 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended March 31, 2007 and March 31, 2006, as well as Item 6, “Selected Financial Data” for the fiscal years ended March 31, 2007 and March 31, 2006. In addition, the Company is restating its unaudited quarterly financial information and unaudited consolidated financial statements for each of the quarters beginning September 30, 2005 through June 30, 2007, Item 6, “Selected Quarterly Financial Data (Unaudited),” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 8, Consolidated Financial Statements and Supplementary Data, as well as the Notes to Consolidated Financial Statements. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amended Report under Part II, Item 9A, “Controls and Procedures.”
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the quarters beginning September 30, 2005 through June 30, 2007. A summary of the effects of these changes on the inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, is included in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements located elsewhere in this Amended Report.
     This Amended Report does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events in connection with the foregoing restatement.

Item 6. Selected Financial Data
     The following consolidated statements of operations data for the years ended March 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of March 31, 2007 and 2006 have been derived from our audited financial statements as restated and related notes which are included elsewhere in this document. The consolidated balance sheet data as of March 31, 2005 and 2004 and the statement of operations data for the year ended March 31, 2004, have been derived from our audited financial statements and related notes that do not appear in this document. The consolidated statements of operations data for the year ended March 31, 2003 and the consolidated balance sheet data as of March 31, 2003 have been derived from our unaudited financial statements that do not appear in this document. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our financial position and results of operations for the period and as of the date indicated. Fiscal years 2006 and 2007 were restated as further described in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The historical results are not necessarily indicative of the results to be expected for any future period.
Historical Financial Data

	Year Ended March 31,
	2007	2006	2005	2004	2003
		(in thousands, except per share data)
	(as restated)	(as restated)			(unaudited)

Consolidated statements of operations data:
Sales	$222,859	$151,691	$138,432	$79,390	$79,915
Cost of sales	148,753	120,320	107,694	73,144	74,250

Gross margin	74,106	31,371	30,738	6,246	5,665
	33.3%	20.7%	22.2%	7.9%	7.1%
Research and development expenses	35,615	33,669	33,251	30,921	35,960
Selling, general, and administrative expenses	40,231	33,116	33,629	33,164	36,159
Loss on disposal of property, plant and equipment	311	1,065	50	5,886	1,667
Asset impairment	—	—	—	19,150	—
Other operating expenses	—	399	17	247	2,909

Operating loss	(2,051)	(36,878)	(36,209)	(83,122)	(71,030)
Interest income, net	3,298	4,102	2,138	2,374	3,426
Other (expense) income	(551)	1,561	52	258	71

Income (loss) before income taxes	696	(31,215)	(34,019)	(80,490)	(67,533)
Income tax (expense) benefit	—	(278)	1,275	—	—

Net income (loss)	$696	$(31,493)	$(32,744)	$(80,490)	$(67,533)

Net income (loss) per share:
Basic	$0.01	$(0.61)	$(0.63)	$(1.57)	$(1.35)
Diluted	$0.01	$(0.61)	$(0.63)	$(1.57)	$(1.35)
Weighted average number of shares:
Basic	53,432	51,945	51,873	51,383	50,000
Diluted	53,486	51,945	51,873	51,383	50,000
Consolidated balance sheet data:
Total assets	$367,849	$215,969	$291,912	$322,540	$365,961
Long-term liabilities	17,271	7,716	2,245	20,774	22,339
Total shareholders’ equity	290,657	118,652	148,176	177,901	251,405

Selected Quarterly Financial Information (Unaudited)
     The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the years ended March 31, 2007 and 2006. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and include all adjustments necessary for the fair presentation of the financial information for the quarters presented. Fiscal years 2006 and 2007 were restated as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this document.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2006	2006	2006
		(in thousands except per share data)
	(as restated)	(as restated)	(as restated)	(as restated)
Sales	$65,376	$61,736	$55,323	$40,424
Gross margin	22,189	20,628	18,513	12,776
Net income (loss)*	909	2,513	1,233	(3,959)
Net income (loss) per share:
Basic	0.02	0.05	0.02	(0.08)
Diluted	0.02	0.05	0.02	(0.08)
Weighted average shares outstanding:
Basic	57,803	52,008	52,008	51,989
Diluted	58,027	52,061	52,059	51,989

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005
		(in thousands except per share data)
	(as restated)	(as restated)	(as restated)	(as restated)
Sales	$46,208	$38,609	$35,504	$31,370
Gross margin	14,242	9,963	3,591	3,575
Net loss	(2,576)	(4,668)	(12,733)	(11,516)
Net loss per share:
Basic	(0.05)	(0.09)	(0.25)	(0.22)
Diluted	(0.05)	(0.09)	(0.25)	(0.22)
Weighted average shares outstanding:
Basic	51,949	51,945	51,943	51,941
Diluted	51,949	51,945	51,943	51,941

*	Net income for the three months ended March 31, 2007 includes $3.5 million of stock-based compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included elsewhere in the document. The following discussion should be read together with our financial statements, the related notes thereto and the other financial information included elsewhere in the document. The discussion and analysis gives effect to the restatement of the consolidated financial statements discussed in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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

Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the quarters beginning September 30, 2005 through June 30, 2007.
     The following is a summary of the effects of the restatement on the Company’s consolidated balance sheet at March 31, 2006 and March 31, 2007 and its consolidated statements of operations and cash flows for the fiscal years ended March 31, 2006 and March 31, 2007.

	As of March 31, 2007			As of March 31, 2006
	As			As
	Previously	Adjust-	As	Previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Balance Sheet Data:
Inventories, net	$65,321	$(2,761)	$$62,560	$45,865	$(857)	$45,008
Total current assets	322,302	(2,761)	319,541	170,975	(857)	170,118
Total assets	370,610	(2,761)	367,849	216,826	(857)	215,969
Trade payables	41,581	4	41,585	26,127	154	26,281
Total current liabilities	59,917	4	59,921	89,447	154	89,601
Total liabilities	77,188	4	77,192	97,163	154	97,317
Accumulated deficit	(279,343)	(2,765)	(282,108)	(281,785)	(1,019)	(282,804)
Accumulated other comprehensive loss	(5,137)	—	(5,137)	(5,195)	8	(5,187)
Total shareholders’ equity	293,422	(2,765)	290,657	119,663	(1,011)	118,652
Total liabilities and shareholders’ equity	370,610	(2,761)	367,849	216,826	(857)	215,969

	For the year ended March 31, 2007			For the year ended March 31, 2006
	As			As
	Previously	Adjust-	As	Previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Statement of Operations Data:
Cost of sales	$146,684	$2,069	$148,753	$119,626	$694	$120,320
Gross margin	76,175	(2,069)	74,106	32,065	(694)	31,371
Operating income (loss)	18	(2,069)	(2,051)	(36,184)	(694)	(36,878)
Other (expense) income, net	(874)	323	(551)	1,886	(325)	1,561
Income (loss) before income taxes	2,442	(1,746)	696	(30,196)	(1,019)	(31,215)
Net income (loss)	2,442	(1,746)	696	(30,474)	(1,019)	(31,493)
Earnings Per Share: Basic	0.05	(0.04)	0.01	(0.59)	(0.02)	(0.61)
Earnings Per Share: Diluted	0.05	(0.04)	0.01	(0.59)	(0.02)	(0.61)
Consolidated Statement of Cash Flows Data:
Net income (loss)	$2,442	$(1,746)	$696	$(30,474)	$(1,019)	$(31,493)
Inventories	(19,459)	1,904	(17,555)	(5,661)	857	(4,804)
Accounts payable	15,400	(150)	15,250	2,037	154	2,191
Net cash used in operating activities	(4,040)	8	(4,032)	(30,173)	(8)	(30,181)
Effect of foreign currency exchange rates on cash and cash equivalents	(63)	(8)	(71)	(316)	8	(308)

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
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2007 and 2006, as restated, were 80.0% and 88.5%, respectively, and during the year ended March 31, 2005 was 90.2%. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.
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
Impairment of Long-Lived Assets
     Impairment of long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets . Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.
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
Stock-Based Incentive Plans
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment . This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. We adopted SFAS No. 123(R) on April 1, 2006, using the modified prospective method. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under Statement No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 will be accounted for under the provisions of Statement No. 123(R). Compensation expense for all employee stock-based plans was $3.6 million for the year ended March 31, 2007.
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
     Prior to April 1, 2006, we accounted for our stock-based incentive plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation , which requires entities to disclose pro-forma net income or loss as if the fair value of share-based awards were expensed. For pro forma disclosure purposes, the estimated fair value was amortized to expense over the vesting period. If we had elected to adopt the fair value recognition provisions of SFAS No. 123 for our stock-based incentive plans, our net loss would have decreased by $0.1 million in the year ended March 31, 2006 and would have increased by $0.3 million during the year ended March 31, 2005.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 157 on our results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 159 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 159 on our results of operations and financial condition.

Results of Operations for the Years Ended March 31, 2007, 2006 and 2005
     The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Year Ended March 31,			Year Ended March 31,
	2007	2006	2005	2007	2006	2005
		(in thousands)		(as percentage of sales)
	(as restated)	(as restated)		(as restated)	(as restated)
Sales	$222,859	$151,691	$138,432	100.0%	100.0%	100.0%
Cost of sales	148,753	120,320	107,694	66.7%	79.3%	77.8%

Gross margin	74,106	31,371	30,738	33.3%	20.7%	22.2%
Research and development expenses	35,615	33,669	33,251	16.0%	22.2%	24.0%
Selling, general and administrative expenses	40,231	33,116	33,629	18.1%	21.8%	24.3%
Other operating expenses	311	1,464	67	0.1%	1.0%	0.0%

Operating income (loss)	(2,051)	(36,878)	(36,209)	(0.9)%	(24.3)%	(26.2)%
Interest income, net	3,298	4,102	2,138	1.5%	2.7%	1.5%
Other income, net	(551)	1,561	52	(0.2)%	1.0%	0.0%

Income (loss) before income taxes	696	(31,215)	(34,019)	0.3%	(20.6)%	(24.6)%
Income tax (expense) benefit	—	(278)	1,275	0.0%	(0.2)%	0.9%

Net income (loss)	$696	$(31,493)	$(32,744)	0.3%	(20.8)%	(23.7)%

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
     Gross Margin. Selected items under this heading have been restated. Refer to the table in the Overview section for further details concerning all restatements. Gross margin increased $42.7 million, or 136.2%, to $74.1 million in the year ended March 31, 2007 from $31.4 million in the year ended March 31, 2006, including a $1.8 million benefit from fluctuations in foreign currency exchange rates, partially offset by $0.7 million of stock-based compensation expense recorded during the year ended March 31, 2007 and a $0.3 million negative effect from the change in our excess and obsolete inventory reserves. During each of the years ended March 31, 2007 and 2006, we recorded charges for excess and obsolete inventory of $1.6 million and $1.3 million, respectively. As a percentage of sales, gross margin increased to 33.3% for the year ended March 31, 2007 from 20.7% for the year ended March 31, 2006.
     Gross margin of DVD products was approximately $0.9 million for the year ended March 31, 2007 and a loss of approximately $9.3 million for the year ended March 31, 2006. This improvement primarily resulted from higher average selling prices partially offset by higher per unit manufacturing costs derived from lower volumes. Gross margin of our other products increased $32.5 million, or 80.0%, to $73.2 million in the year ended March 31, 2007 from $40.7 million in the year ended March 31, 2006 and, as a percentage of sales, increased to 32.8% from 26.8%. The increase in other products primarily resulted from the overall sales volume increase, improved production yields, lower manufacturing costs per unit derived from higher volumes, lower material costs on most other products as well as the benefit from fluctuations in foreign currency exchange rates partially offset by stock-based compensation expenses, the changes in excess and obsolete inventory reserves and decreases in average selling prices of most products.
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
     Other (Expense) Income, Net. Other expense, net was $0.6 million, as restated, for the year ended March 31, 2007 and consisted primarily of net exchange losses on foreign currency transactions. Other income, net was $1.6 million, as restated, for the years ended March 31, 2006 and consisted primarily of net exchange gains on foreign currency transactions.
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
     Gross Margin. Selected items under this heading have been restated. Refer to the table in the Overview section for further details concerning all restatements. Gross margin increased approximately $0.6 million, or 2.1%, to $31.4 million in the year ended March 31, 2006 from $30.7 million in the year ended March 31, 2005, including a $2.9 million benefit from fluctuations in foreign currency exchange rates partially offset by a $2.3 million negative effect from changes in excess and obsolete inventory reserves. During the year ended March 31, 2006, we recorded a $1.3 million charge for excess and obsolete inventory while a $1.0 million benefit was realized during the year ended March 31, 2005 from the sale of inventory that was previously written down. As a percentage of sales, gross margin decreased to 20.7% for the year ended March 31, 2006 from 22.2% for the year ended March 31, 2005.
     Gross margin of DVD products was approximately a loss of $9.3 million and a loss of $10.4 million in the years ended March 31, 2006 and 2005, respectively. The lower loss from sales of DVD products primarily resulted from improved yields which offset the negative effects of higher sales volumes and lower average selling prices. Gross margin of our other products decreased $0.4 million, or 1.0%, to $40.7 million in the year ended March 31, 2006 from $41.1 million in the year ended March 31, 2005, and as a percentage of sales, decreased to 26.8% from 32.9%. This decrease primarily resulted from decreases in average selling prices of most products, higher industrial and commercial per unit manufacturing costs as a result of lower volumes, lower sales of components which generally have higher margins than our communication modules, and the negative effect from changes in excess and obsolete inventory reserves, that were partially offset by lower manufacturing costs per unit derived from higher volumes, improved yields and lower material costs on most communication products, as well as the benefit from fluctuations in foreign currency exchange rates.
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
     Other Income, Net. Other income, net, was $1.6 million, as restated, and $0.1 million, respectively, for the years ended March 31, 2006 and 2005 and consisted primarily of net exchange gains on foreign currency transactions.

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
Liquidity and Capital Resources
     Selected items in this section have been restated. Refer to the table in the Overview section for further details concerning all restatements.
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
     During the year ended March 31, 2007, cash and cash equivalents increased by $110.4 million to $199.8 million from $89.4 million. This increase consisted of $171.0 million provided by the net proceeds from our initial public offering partially offset by $4.0 million of net cash used in operating activities, $3.1 million used for capital expenditures, $50.9 million used for payment of all outstanding short-term loans, and $2.5 million for payments on capital lease obligations. Net cash used by operating activities reflected our net income of $0.7million, depreciation and amortization of $10.3 million, stock-based compensation expense of $3.6 million and a $0.3 million loss on disposal of certain obsolete fixed assets offset by an increase in working capital of $18.9 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales and an increase in inventories for new products and to improve customer service levels partially offset by an increase in accounts payable. During the year ended March 31, 2007, we also entered into $10.3 million of new capital lease obligations.
     During the year ended March 31, 2006, cash and cash equivalents decreased by $80.1 million to $89.4 million from $169.5 million. This decrease consisted of $30.2 million of net cash used by operating activities, $3.1 million used for capital expenditures, $46.5 million to fund financing activities and a $0.3 million negative effect from fluctuations in foreign currency exchange rates. Net cash used by operating activities reflected our net loss of $31.5 million and an increase in working capital of $12.4 million partially offset by depreciation and amortization of $12.6 million and a $1.1 million loss on disposal of certain obsolete fixed assets. The increase in working capital primarily resulted from the increase in accounts receivable and inventories resulting from the increase in sales during the year. Net cash used by financing activities consisted of a $25.3 million net reduction of short-term loans primarily in connection with the restructure of our Japan subsidiary’s equity, $20.0 million for final payment of the purchase price for the Opto Device, Ltd. acquisition, and $1.3 million for payments of capital lease obligations. During the year ended March 31, 2006, we also entered into $7.9 million of new capital lease obligations.
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

     Contractual Obligations
     The following table represents our contractual obligations at March 31, 2007 in millions of dollars.

		Less
		than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$17.1	$4.6	$9.0	$3.5	$—
Operating lease obligations	5.2	2.6	1.6	1.0	—
Purchase obligations	57.3	57.3	—	—	—

Total	$79.6	$64.5	$10.6	$4.5	$—

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
     To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the years ended March 31, 2007 and 2006, approximately 80.0% and 88.5% of our cost of sales, as restated, was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
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

Item 8. Financial Statements and Supplementary Data.
OPNEXT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	16
Consolidated Balance Sheets at March 31, 2007 (as restated) and March 31, 2006 (as restated)	17
Consolidated Statements of Operations for the years ended March 31, 2007 (as restated), 2006 (as restated) and 2005	18
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2007 (as restated), 2006 (as restated) and 2005	19
Consolidated Statements of Cash Flows for the years ended March 31, 2007 (as restated), 2006 (as restated) and 2005	20
Notes to Consolidated Financial Statements	21
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. and subsidiaries at March 31, 2007, and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 3 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” using the modified-prospective transition method.
     As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2007 financial statements.

/s/ Ernst & Young LLP

New York, New York
June 19,2007 except for Note 2,
as to which the date is February 23, 2008

Opnext, Inc.
Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except share and
	per share amounts)
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents, including $0 and $8,745 due from related parties at March 31, 2007 and 2006, respectively	$199,786	$89,358
Trade receivables, net, including $3,000 and $6,820 due from related parties at March 31, 2007 and 2006, respectively	53,974	33,608
Inventories, net	62,560	45,008
Prepaid expenses and other current assets	3,221	2,144

Total current assets	319,541	170,118
Property, plant, and equipment, net	42,396	39,926
Goodwill	5,698	5,698
Other assets	214	227

Total assets	$367,849	$215,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $9,264 and $7,063 due to related parties at March 31, 2007 and 2006, respectively	$41,585	$26,281
Accrued expenses	14,201	10,333
Short-term debt	—	50,942
Capital lease obligations	4,135	2,045

Total current liabilities	59,921	89,601
Capital lease obligations	11,858	6,392
Other long-term liabilities	5,413	1,324

Total liabilities	77,192	97,317

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: no shares authorized, issued or outstanding at March 31, 2007; authorized 150,000,000, issued and outstanding 49,999,999 shares at March 31, 2006	—	500
Class B common stock, par value $0.01 per share: no shares authorized, issued or outstanding at March 31, 2007, authorized 178,300,000 shares, issued and outstanding 1,985,457 at March 31, 2006	—	20
Common stock, par value $0.01 per share: authorized 150,000,000 shares, issued and outstanding 64,549,100 at March 31, 2007, no shares authorized, issued and outstanding at March 31, 2006	645	—
Additional paid-in capital	577,257	406,124
Unearned compensation	—	(1)
Accumulated deficit	(282,108)	(282,804)
Accumulated other comprehensive loss	(5,137)	(5,187)

Total shareholders’ equity	290,657	118,652

Total liabilities and shareholders’ equity	$367,849	$215,969

See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
	(as restated)	(as restated)
Sales, including $9,671, $24,090 and $30,331 to related parties for the years ended March 31, 2007, 2006 and 2005, respectively	$222,859	$151,691	$138,432
Cost of sales	148,753	120,320	107,694

Gross margin	74,106	31,371	30,738
Research and development expenses, including $4,403, $4,171 and $3,389 from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	35,615	33,669	33,251
Selling, general and administrative expenses, including $4,557, $4,136 and $3,754 from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	40,231	33,116	33,629
Other operating expenses	311	1,464	67

Operating income (loss)	(2,051)	(36,878)	(36,209)
Interest income, net, including $42, $2,835, and $1,682 of interest income from related parties for the years ended March 31, 2007, 2006 and 2005, respectively	3,298	4,102	2,138
Other (expense) income, net	(551)	1,561	52

Income (loss) before income taxes	696	(31,215)	(34,019)
Income tax (expense) benefit	—	(278)	1,275

Net income (loss)	$696	$(31,493)	$(32,744)

Net income (loss) per share:
Basic	$0.01	$(0.61)	$(0.63)
Diluted	$0.01	$(0.61)	$(0.63)
Weighted average number of shares used in computing net income (loss) per share
Basic	53,432	51,945	51,873
Diluted	53,486	51,945	51,873
See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended March 31, 2007, 2006 and 2005

	Class A		Class B						Retained	Accumulated
	Common Stock		Common Stock		Common Stock			Additional	Earnings	Other
	Number	Par	Number	Par	Number	Par	Unearned	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	of Shares	Value	of Shares	Value	of Shares	Value	Compensation	Capital	Deficit)	Loss	Equity	Income (Loss)
	(In thousands, except share amounts)

Balance at March 31, 2004	49,999,999	$500	1,695,951	17	—	—	(49)	404,121	(218,567)	(8,121)	177,901
Issuance of restricted stock			216,661	2				(2)
Compensation expense							36				36
Stock options exercised			28,831	—				25			25
Non-employee stock option expense to related parties								1,945			1,945
Net loss									(32,744)		(32,744)	$(32,744)
Foreign currency translation adjustment										1,013	1,013	1,013

Total comprehensive loss												$(31,731)

Balance at March 31, 2005	49,999,999	500	1,941,443	19	—	—	(13)	406,089	(251,311)	(7,108)	148,176
Compensation expense							12				12
Stock options exercised			44,014	1				35			36
Net loss (as restated)									(31,493)		(31,493)	$(31,493)
Foreign currency translation adjustment (as restated)										1,921	1,921	1,921

Total comprehensive loss (as restated)												$(29,572)

Balance at March 31, 2006 (as restated)	49,999,999	500	1,985,457	20	—	$—	$(1)	$406,124	$(282,804)	$(5,187)	$118,652
Conversion of Common Stock	(49,999,999)	(500)	(1,985,457)	(20)	51,985,456	520					—
Compensation Expense							1	229			230
Stock options Exercised					27,238	—		46			46
Net proceeds from initial public offering					12,536,406	125		170,858			170,983
Net income (as restated)									696		696	696
Foreign currency translation adjustment (as restated)										50	50	50

Total comprehensive income (as restated)												$746

Balance at March 31, 2007 (as restated)	—	$—	—	$—	64,549,100	$645	$—	$577,257	$(282,108)	$(5,137)	$290,657

See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$696	$(31,493)	$(32,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,305	12,579	12,567
Compensation expense	3,552	12	36
Loss on disposal of property, plant and equipment	311	1,065	50
Non-employee stock option expense to related parties	—	—	1,945
Changes in assets and liabilities:
Trade receivables, net	(17,155)	(11,116)	(2,051)
Inventories, net	(17,555)	(4,804)	(9,927)
Prepaid expenses and other current assets	(1,184)	(615)	1,264
Other assets	(12)	433	12
Trade payables	15,250	2,191	14,860
Accrued expenses and other liabilities	1,760	1,567	(13,359)

Net cash used in operating activities	(4,032)	(30,181)	(27,347)

Cash flows from investing activities
Capital expenditures	(3,142)	(3,115)	(4,438)

Net cash used in investing activities	(3,142)	(3,115)	(4,438)

Cash flows from financing activities
Short-term debt payments, net	(50,892)	(25,313)	(1,305)
Payments on capital lease obligations	(2,464)	(1,265)	(681)
Payment to Hitachi, Ltd.	—	(20,000)	—
Exercise of stock options	46	36	25
Net proceeds from initial public offering	170,983	—	—

Net cash provided by (used in) financing activities	117,673	(46,542)	(1,961)
Effect of foreign currency exchange rates on cash and cash equivalents	(71)	(308)	35

Increase (decrease) in cash and cash equivalents	110,428	(80,146)	(33,711)
Cash and cash equivalents at beginning of year	89,358	169,504	203,215

Cash and cash equivalents at end of year	$199,786	$89,358	$169,504

Supplemental cash flow information
Cash paid during the year for:
Interest	$531	$535	$477
Income taxes	—	278	—
Non-cash financing activities
Capital lease obligations incurred	$(10,265)	$(7,882)	$(2,188)
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
On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record on January 26, 2007. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and outstanding stock based awards including restricted stock, stock options and stock appreciation rights. The Company also approved on January 26, 2007, the conversion of all Class B common stock into a single class of common stock.
     In February 2007, the Company completed its initial public offering of 19,446 common shares at $15.00 per share. The offering included 12,536 newly issued shares as well as 6,667 and 243 shares owned by Hitachi and Clarity, respectively. In connection with the offering, the Company received $171.0 million of net proceeds, Hitachi’s ownership was reduced to 43.9% and Clarity’s ownership was reduced to 22.9%.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
2. Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal quarters beginning September 30, 2005 through June 30, 2007.
     The following is a summary of the effects of the restatement on the Company’s consolidated balance sheet at March 31, 2006 and March 31, 2007 and its consolidated statements of operations and cash flows for the fiscal years ended March 31, 2006 and March 31, 2007.

	As of March 31, 2007			As of March 31, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Balance Sheet Data:
Inventories, net	$65,321	$(2,761)	$$62,560	$45,865	$(857)	$45,008
Total current assets	322,302	(2,761)	319,541	170,975	(857)	170,118
Total assets	370,610	(2,761)	367,849	216,826	(857)	215,969
Trade payables	41,581	4	41,585	26,127	154	26,281
Total current liabilities	59,917	4	59,921	89,447	154	89,601
Total liabilities	77,188	4	77,192	97,163	154	97,317
Accumulated deficit	(279,343)	(2,765)	(282,108)	(281,785)	(1,019)	(282,804)
Accumulated other comprehensive loss	(5,137)	—	(5,137)	(5,195)	8	(5,187)
Total shareholders’ equity	293,422	(2,765)	290,657	119,663	(1,011)	118,652
Total liabilities and shareholders’ equity	$370,610	$(2,761)	$367,849	$216,826	$(857)	$215,969

	For the year ended March 31, 2007			For the year ended March 31, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations Data:
Cost of sales	$146,684	$2,069	$148,753	$119,626	$694	$120,320
Gross margin	76,175	(2,069)	74,106	32,065	(694)	31,371
Operating income (loss)	18	(2,069)	(2,051)	(36,184)	(694)	(36,878)
Other (expense) income, net	(874)	323	(551)	1,886	(325)	1,561
Income (loss) before income taxes	2,442	(1,746)	696	(30,196)	(1,019)	(31,215)
Net income (loss)	2,442	(1,746)	696	(30,474)	(1,019)	(31,493)
Earnings Per Share: Basic	0.05	(0.04)	0.01	(0.59)	(0.02)	(0.61)
Earnings Per Share: Diluted	$0.05	$(0.04)	$0.01	$(0.59)	$(0.02)	$(0.61)
Consolidated Statement of Cash Flows Data:
Net income	$2,442	$(1,746)	$696	$(30,474)	$(1,019)	$(31,493)
Inventories	(19,459)	1,904	(17,555)	(5,661)	857	(4,804)
Accounts payable	15,400	(150)	15,250	2,037	154	2,191
Net cash used in operating activities	(4,040)	8	(4,032)	(30,173)	(8)	(30,181)
Effect of foreign currency exchange rates on cash and cash equivalents	$(63)	$(8)	$(71)	$(316)	$8	$(308)

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
     Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded a transaction loss of $838 (as restated) for the year ended March 2007, a transaction gain of $1,488 (as restated) for the year ended March 31, 2006 and a transaction loss of $301 for the year ended March 31, 2005.

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
     Pursuant to Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use , certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three to seven years. Costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.
     Impairment of Long-Lived Assets
     The Company accounts for impairment of long lived-assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets . Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the years ended March 31, 2007, 2006 and 2005 indicated that there were no impairments.
     Goodwill and Business Combinations
     Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The Company’s evaluations for the years ended March 31, 2007, 2006 and 2005 indicated that there were no impairments.
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
     Stock-Based Incentive Plans
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment . This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. The Company adopted SFAS No. 123(R) on April 1, 2006, as required for all stock-based incentive plans, using the modified prospective method and therefore has not resulted in a restatement of the Company’s previously reported financial results. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 will be accounted for under the provisions of Statement No. 123(R).

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

short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements . The expected term assumption for awards issued during the twelve-month period ended March 31, 2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

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
     Prior to April 1, 2006, the Company accounted for its stock-based awards to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires companies to disclose pro forma net income or loss as if the fair value of share based awards were expensed. For purposes of this pro forma disclosure, the Company estimated fair value using the minimum value option pricing model which requires highly subjective assumptions, including the expected volatility of the Company’s stock price, the expected term for which the awards will be held before exercise and the fair value of the Company’s common stock. As a result, the estimated fair value could vary significantly based upon changes in assumptions which the Company deemed appropriate at the time of grant. The Company’s use of the minimum value model was primarily due to its determination as to its appropriateness as well as its general acceptance as an option valuation model for private companies. In addition, the Company believes that its approach and assumptions are reasonable and consistent with accepted valuation methodologies as set forth in the AICPA’s Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation , to determine the fair value of the Company’s common stock.
     The following assumptions were used to estimate the fair value of the Company’s share based awards:

	Year Ended
	March 31,
	2006	2005

Dividend yield	0.00%	0.00%
Expected volatility	1.00%	1.00%
Risk free interest rate	5.10%	4.18%
Expected holding period (in years)	5	5

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
     For pro forma disclosure purposes, the estimated fair value of share based awards is amortized to expense over the vesting period. If the Company had elected to adopt the optional fair value recognition provisions of SFAS No. 123 for its stock option plan, net loss for the Company would have been changed to the pro forma amounts indicated below:

	Year Ended March 31,
	2006	2005
	(as restated)
Net loss	$(31,493)	$(32,744)
Compensation expense included in net loss	12	36
Pro forma compensation income (expense)	60	(323)

Pro forma net loss	$(31,421)	$(33,031)

Pro forma net loss per share basic and diluted	$(0.61)	$(0.64)
Weighted average number of shares used in computing pro forma net loss per share, basic and diluted	51,945	51,873
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

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
4. Inventories
     Components of inventories are summarized as follows:

	March 31,
	2007	2006
	(as restated)	(as restated)
Raw materials	$31,881	$23,033
Work in process	15,478	13,224
Finished goods	15,201	8,751

Inventories, net	$62,560	$45,008

     Inventories are net of reserves of $25,991 and $24,254 and include $7,276 and $4,719, of inventory consigned to contract manufacturers, as restated, at March 31, 2007 and 2006, respectively.
5. Property, Plant, and Equipment
     Property, plant, and equipment is summarized as follows:

	March 31,
	2007	2006

Machinery, electronic, and other equipment	$165,404	$166,845
Computer software	11,153	9,724
Building improvements	4,877	4,541
Construction in progress	7,767	496

Total property, plant, and equipment	189,201	181,606
Less accumulated depreciation and amortization	(146,805)	(141,680)

Property, plant, and equipment, net	$42,396	$39,926

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
6. Income Taxes
     The following table presents the United States and foreign components of income (loss) before income taxes:

	Year Ended March 31,
	2007	2006	2005
	(as restated)	(as restated)
United States	$(7,850)	$(10,252)	$(16,199)
Foreign	8,546	(20,963)	(17,820)

Income (loss) before income taxes	$696	$(31,215)	$(34,019)

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
     The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. Federal statutory income tax rate:

	Year Ended March 31,
	2007	2006	2005
	(as restated)	(as restated)
U.S. Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of Federal income tax effect	(52.1)	(1.8)	(2.5)
Foreign earnings taxed at different rates	71.8	(3.7)	(3.0)
Change in valuation allowance	(270.6)	48.6	41.3
Long-term investment foreign currency transaction losses	—	(7.0)	—
Income tax reserve adjustment	—	—	(3.7)
Stock based compensation	188.6	—	—
Other	27.3	(0.2)	(0.8)

Effective income tax rate	0.0%	0.9%	(3.7)%

     The components of net deferred tax assets are as follows:

	March 31,
	2007	2006
	(as restated)	(as restated)
Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$165,714	$157,852
Intellectual property and goodwill	19,313	32,124
Inventory and other reserves	17,383	15,623
Non-employee stock option expense to related parties	9,387	9,387
Capital leases and property, plant, and equipment	(2,065)	(3,154)
Other	(1,237)	950
Valuation allowance	(208,495)	(212,782)

Total net deferred tax assets	$—	$—

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
7. Stockholders’ Equity
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
8. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 217 restricted common shares issued in July 2004. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury method, if dilutive.
     The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2007	2006	2005
	(as restated)	(as restated)
Numerator:
Net income (loss), basic and diluted	$696	$(31,493)	$(32,744)

Denominator:
Weighted average shares outstanding — basic	53,432	51,945	51,873
Effect of potentially dilutive options	54	—	—

Weighted average shares outstanding — diluted	53,486	51,945	51,873

Basic net income (loss) per share	$0.01	$(0.61)	$(0.63)

Diluted net income (loss) per share	$0.01	$(0.61)	$(0.63)

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
     The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Year Ended March 31,
	2007	2006	2005
Stock options	4,387	4,437	4,551
Stock appreciation rights	664	669	567

Total options and stock appreciation rights	5,051	5,106	5,118

9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the years ended March 31, 2007, 2006 and 2005 were as follows:

	Year Ended March 31,
	2007	2006	2005
	(as restated)	(as restated)
Net income (loss)	$696	$(31,493)	$(32,744)
Foreign currency translation adjustment	50	1,921	1,013

Comprehensive income (loss)	$746	$(29.572)	$(31,731)

     The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $5,137 and $5,187, as restated, as of March 31, 2007 and 2006, respectively.
10. Employee Benefits
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
11. Stock-Based Incentive Plans
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

12. Short-Term Debt
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
13. Concentrations of Risk
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
14. Commitments and Contingencies
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

15. Other Operating Expenses
     The Company incurred the following other operating costs:

	Year Ended March 31,
	2007	2006	2005
Loss on disposal of property, plant, and equipment	$311	$1,065	$50
Severance	—	53	17
Subsidiary stock registration fee	—	346	—

	$311	$1,464	$67

16. Related Party Transactions
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
17. Operating Segments and Geographic Information
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

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
     Sales attributed to geographic areas is based on the bill to location of the customer.

	March 31,
	2007	2006
	(as restated)	(as restated)
Assets:
United States	$240,985	$111,730
Japan	106,880	91,674
Europe	19,984	12,565

Total	$367,849	$215,969

     The geographic designation of assets represents the country in which title is held.
18. Valuation and Qualifying Accounts
  Allowance for Doubtful Accounts

	Year Ended March 31,
	2007	2006	2005
Beginning balance	$293	$291	$282
Deduction and write offs	(48)	14	(2)
Charge to expense	213	—	—
Foreign currency translation and other	33	(12)	11

Ending balance	$491	$293	$291

     Tax Valuation Allowance

	Year Ended March 31,
	2007	2006	2005
	(as restated)	(as restated)

Beginning balance	$212,782	$214,204	$204,554
Changes in valuation allowance	(4,225)	14,160	14,417
Foreign currency translation	(62)	(15,582)	(4,767)

Ending balance	$208,495	$212,782	$214,204

19. Subsequent Events
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

ITEM 9A. CONTROLS AND PROCEDURES (As Restated)
  Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Subsequent to the filing of the Original Filing, management discovered errors in the valuation of inventory consigned to one of its contract manufacturers as of the end of each of the fiscal quarters beginning September 30, 2005 through June 30, 2007. As a result of these errors, the Company restated its audited financial statements for the years ended March 31, 2007 and 2006, and has filed this Amended Report for the fiscal year ended March 31, 2007 to restate these annual audited financial statements and the applicable quarterly periods covered in each of these years. Company’s management and audit committee determined on February 8, 2008, with respect to the fiscal quarters beginning September 30, 2005 through March 31, 2007, and on February 20, with respect to the fiscal quarter ended June 30, 2007, that the Company had a material weakness in its internal control over financial reporting because the controls did not identify the errors on a timely basis.
     In connection with the restatement referred to above, the Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatement. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report and that the Company had a material weakness in its internal control over financial reporting because the controls did not identify the errors on a timely basis.
     In light of this conclusion, the Company performed additional account verification and reconciliation procedures and review and analysis procedures to ensure its consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
  Changes in Internal Control Over Financial Reporting
     Management had previously concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, as fully described in Note 2 of this Amended Report , management determined that the material weakness described above existed as of March 31, 2007 and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company is in the process of designing additional and enhanced account verification and reconciliation procedures and review and analysis procedures with respect to valuation of inventory consigned to the contract manufacturer as well as to other related accounts. Management believes these additional and enhanced procedures will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process.

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
     (a)(3) Exhibits.

Exhibit
No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3	Specimen of stock certificate for common stock.(1)
4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

Exhibit
No.	Description of Document

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14	Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15	Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16	Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17	Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25	Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

Exhibit
No.	Description of Document

10.27	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
21	List of Subsidiaries.(1)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (set forth on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

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
Robert J. Nobile, Chief Financial Officer and
Senior Vice President, Finance

Dated: February 25, 2008
POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes and appoints Harry L. Bosco and Robert J. Nobile as attorneys-in-fact and agents, each acting alone, with full powers of substitution to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Amendment No. 1 to the Annual Report on Form 10-K/A and other documents in connection with this Amendment No. 1 to the Annual Report on Form 10-K/A with the Securities and Exchange Commission, granting to those attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. Naoya Takahashi Dr. Naoya Takahashi	Director and Chairman of the Board

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Kendall W. Cowan Kendall W. Cowan	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

Exhibit Index

Exhibit
No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3	Specimen of stock certificate for common stock.(1)
4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14	Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15	Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16	Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17	Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.	Description of Document

10.20	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25	Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
21	List of Subsidiaries.(1)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (set forth on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.