Form 10-Q/A
period 2007-06-30
OPNEXT INC
filed 2008-02-25
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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

EXPLANATORY NOTE
     Opnext, Inc. (“OPI”, “Opnext” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to its Quarterly Report on Form 10-Q for its fiscal quarterly period ended June 30, 2007, originally filed with the SEC on August 9, 2007 (the “Original Filing”), to amend and restate its consolidated balance sheet at June 30, 2007 and the consolidated statements of operations and cash flows for the three-month periods ended June 30, 2007 and 2006. In addition, the Company is restating Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.” In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods in each of those years, and the Company’s inventory and trade payables balances and the reported amount of goods sold for the three-month period ended June 30, 2007. A summary of the effects of these changes on inventory, trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, is included in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements located elsewhere in this Amended Report. All references to amounts for the fiscal year ending March 31, 2007 included in this Amended Report are references to such amounts as restated.
     This Amended Report does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events in connection with the foregoing restatement.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2007	2007
	(unaudited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$199,584	$199,786
Trade receivables, net, including $3,528 and $3,000 due from related parties at June 30, and March 31, 2007, respectively	56,238	53,974
Inventories, net	63,867	62,560
Prepaid expenses and other current assets	3,988	3,221

Total current assets	323,677	319,541
Property, plant, and equipment, net	44,348	42,396
Goodwill	5,698	5,698
Other assets	214	214

Total assets	$373,937	$367,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $10,528 and $9,264 due to related parties at June 30, and March 31, 2007, respectively	$43,742	$41,585
Accrued expenses	10,919	14,201
Capital lease obligations	4,755	4,135

Total current liabilities	59,416	59,921
Capital lease obligations	13,779	11,858
Other long-term liabilities	2,710	5,413

Total liabilities	75,905	77,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 shares authorized, issued and outstanding 64,551,175 at June 30, 2007 and 64,549,100 at March 31, 2007	646	645
Additional paid-in capital	580,159	577,257
Accumulated deficit	(276,108)	(282,108)
Accumulated other comprehensive loss	(6,665)	(5,137)

Total shareholders’ equity	298,032	290,657

Total liabilities and shareholders’ equity	$373,937	$367,849

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
	(as restated)	(as restated)
Sales, including $1,850 and $2,521 to related parties for the three-month periods ending June 30, 2007 and 2006, respectively	$67,827	$40,424
Cost of sales	44,054	27,648

Gross margin	23,773	12,776
Research and development expenses, including $1,161 and $1,139 from related parties for the three months ended June 30, 2007 and 2006, respectively	8,512	8,023
Selling, general and administrative expenses, including $330 and $205 from related parties for the three months ended June 30, 2007 and 2006, respectively	11,245	8,344
Other operating expenses	—	16

Operating income (loss)	4,016	(3,607)
Interest income, net	2,372	759
Other expense, net	(388)	(1,111)

Income (loss) before income taxes	6,000	(3,959)
Income tax expense	—	—

Net income (loss)	$6,000	$(3,959)

Net income (loss) per share:
Basic	$0.09	$(0.08)
Diluted	$0.09	$(0.08)
Weighted average number of shares used in computing net income (loss) per share:
Basic	64,550	51,989
Diluted	64,603	51,989
See accompanying notes to unaudited consolidated financial statements

OPNEXT, INC.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2007	2006
	(In thousands)
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$6,000	$(3,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,546	3,009
Loss on disposal of fixed assets	—	16
Non-cash compensation expense	82	6
Changes in assets and liabilities:
Trade receivables, net	(2,630)	5,997
Inventories, net	(4,342)	(6,821)
Prepaid expenses and other current assets	(1,305)	(691)
Other assets	(61)	—
Trade payables	3,761	4,151
Accrued expenses and other liabilities	(967)	(502)

Net cash provided by operating activities	3,084	1,206

Cash flows from investing activities
Capital expenditures	(1,568)	(290)

Net cash used in investing activities	(1,568)	(290)

Cash flows from financing activities
Payments on capital lease obligations	(1,196)	(522)
Exercise of stock options	4	29

Net cash used in financing activities	(1,192)	(493)

Effect of foreign exchange rates on cash and cash equivalents	(526)	507

(Decrease) increase in cash and cash equivalents	(202)	930
Cash and cash equivalents at beginning of period	199,786	89,358

Cash and cash equivalents at end of period	$199,584	$90,288

Non-cash financing activities
Capital lease obligations incurred	$(4,501)	$(227)
Stock appreciation rights amendment	2,432	—
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
     In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flow have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Amendment No. 1 to the Company Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.
2. Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods for each of those years, and the Company’s inventory and trade payables balances and the reported amount of goods sold for the three-month period ended June 30, 2007.
     The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at June 30, 2007 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended June 30, 2007 and 2006.

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
Consolidated Balance Sheet Data:
Inventories, net	$67,089	$(3,222)	$63,867
Total current assets	326,899	(3,222)	323,677
Total assets	377,159	(3,222)	373,937
Trade payables	43,539	203	43,742
Total current liabilities	59,213	203	59,416
Total liabilities	75,702	203	75,905
Accumulated other comprehensive loss	(6,667)	2	(6,665)
Accumulated deficit	(272,681)	(3,427)	(276,108)
Total shareholders’ equity	301,457	(3,425)	298,032
Total liabilities and shareholders’ equity	377,159	(3,222)	373,937

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

	Three Months ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$27,163	$485	$27,648
Gross margin	13,261	(485)	12,776
Operating loss	(3,122)	(485)	(3,607)
Loss before income taxes	(3,474)	(485)	(3,959)
Net loss	(3,474)	(485)	(3,959)
Earnings Per Share: Basic	(0.07)	(0.01)	(0.08)
Earnings Per Share: Diluted	(0.07)	(0.01)	(0.08)

Consolidated Statement of Cash Flows Data:
Net loss	$(3,474)	$(485)	$(3,959)
Inventories	(7,114)	293	(6,821)
Accounts Payable	3,959	192	4,151

	Three Months ended June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$43,392	$662	$44,054
Gross margin	24,435	(662)	23,773
Operating income	4,678	(662)	4,016
Income before income taxes	6,662	(662)	6,000
Net income	6,662	(662)	6,000
Earnings Per Share: Basic	0.10	(0.01)	0.09
Earnings Per Share: Diluted	0.10	(0.01)	0.09

Consolidated Statement of Cash Flows Data:
Net income	$6,662	(662)	6,000
Inventories	(4,803)	461	(4,342)
Accounts Payable	3,562	199	3,761
Net cash provided by operating activities	3,086	(2)	3,084
Effect of foreign exchange rates on cash and cash equivalents	(528)	2	(526)

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
     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not, that such assets will not be realized.
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
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
   Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on April 1, 2007. See Note 6 for additional information, including the effects of adoption on the Company’s financial statements.
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
4. Inventories
     Components of inventories are summarized as follows:

	June 30,	March 31,
	2007	2007
	(as restated)
Raw materials	$33,711	$31,881
Work in process	12,283	15,478
Finished goods	17,873	15,201

Inventories, net	$63,867	$62,560

     Inventories are net of reserves of $25,227 and $25,991 and include $12,745, as restated, and $7,276 of inventory consigned to contract manufacturers, at June 30 and March 31, 2007, respectively.
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
7. Stockholders’ Equity
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

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
     The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2007	2006
	(as restated)	(as restated)
Numerator:
Net income (loss), basic and diluted	$6,000	$(3,959)

Denominator:
Weighted average shares outstanding — basic	64,550	51,989
Effect of potentially dilutive options	53	—

Weighted average shares outstanding — diluted	$64,603	$51,989

Basic net income (loss) per share	$0.09	$(0.08)

Diluted net income (loss) per share	$0.09	$(0.08)

     The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Three Months Ended
	June 30,
	2007	2006
Stock options	4,524	4,434
Stock appreciation rights	547	653

Total options and stock appreciation rights	5,071	5,087

9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
	(as restated)	(as restated)
Net income (loss)	$6,000	$(3,959)
Loss on foreign currency forward contract	(59)	—
Foreign currency translation adjustment	(1,469)	515

Comprehensive income (loss)	$4,472	$(3,444)

     The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $6,606 (as restated) and $5,137 (as restated) as of June 30 and March 31, 2007, respectively, and a loss of $59 as of June 30, 2007 from a foreign currency forward contract accounted for as a cash flow hedge.
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
     In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which was amortized over the vesting period of the applicable options which was completed during the three-month period ended June 30, 2006. Accordingly, the Company amortized $1 for the three-month period ended June 30, 2006. The Pine Options become exercisable for 25% of the award one year from the date of grant, with the remainder vesting pro rata over the next thirty-six months, and expire no later than ten years from the date of grant.

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
     A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81
Granted	115	13.84	—	—	115	13.84
Forfeited	(2)	15.00	—	—	(2)	15.00
Exercised	—	—	(2)	1.48	(2)	1.48

Balance at June 30, 2007	4,524	$14.97	58	$1.21	4,582	$14.80

     The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Life	Exercisable	Life
		(In years)		(In years)
$0.78	45	4.3	45	4.3
$2.73	13	5.9	13	5.9
$13.79	15	9.8	—	—
$13.85	100	9.9	—	—
$15.00	4,409	4.2	4,227	4.0

$14.79	4,582		4,285

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
13. Concentrations of Risk
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

	Capital	Operating
	Leases	Leases
Year ending March 31:
2008	$3,931	$1,627
2009	5,197	827
2010	5,338	786
2011	4,703	786
2012	584	263

Total minimum lease payments	19,753	$4,289

Less amount representing interest	(1,219)

Present value of capitalized payments	18,534
Less current portion	4,755

Long-term portion	$13,779

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

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
15. Related Party Transactions
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $1,850 and $2,521 for the three-month periods ended June 30, 2007 and 2006, respectively. Purchases from Hitachi and its subsidiaries were $11,445 and $8,324 for the three-month periods ended June 30, 2007 and 2006, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $330 and $205 for the three-month periods ended June 30, 2007 and 2006, respectively. At June 30, and March 31, 2007, the Company had accounts receivable from Hitachi and its subsidiaries of $3,528 and $3,000, respectively. Also, at June 30, 2007 and March 31, 2007, the Company had accounts payable to Hitachi and its subsidiaries of $10,528 and $9,264, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.
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

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $136 and $155 for the three-month periods ended June 30, 2007 and 2006, respectively.
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
Geographic Information

	Three Months Ended
	June 30,
	2007	2006
Sales:
United States	$39,714	$19,862
Europe	16,769	11,334
Japan	7,925	6,875
Asia Pacific	3,419	2,353

Total	$67,827	$40,424

     Sales attributed to geographic areas are based on the bill to location of the customer.

	June 30,	March 31,
	2007	2007
	(as restated)
Assets:
United States	$251,078	$240,985
Japan	104,613	106,880
Europe	18,246	19,984

Total	$373,937	$367,849

     The geographic designation of assets represents the country in which title is held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and information included elsewhere in this Form 10-Q/A includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part II, Item 1A of this report. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2007, included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.
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
     Due to deteriorating market conditions our sales began to significantly decrease during the quarter ended September 30, 2001 and continued to decline for the next eight quarters. Our sales started to recover during the quarter ended December 31, 2003 and have increased through our most recent quarter which ended on June 30, 2007. Much of this growth has been a result of increased demand for our 10Gbps and 40Gbps products which have grown from 38.9% of our revenue in the year ended March 31, 2004 to 82.3% of revenue in the three-month period ended June 30, 2007. Through June 30, 2006 our quarterly sales fluctuated with demand and we experienced operating losses which, along with capital investments and the acquisitions of Opto Device, Ltd. and Pine, were primarily financed with funds received from the sale of shares to Clarity and short-term loans. For the first time, we achieved positive net income of $1.2 million during the quarter ended September 30, 2006. The Company has now recorded revenue growth in seven of the last eight quarters and our net income was $6.0 million for the quarter ended June 30, 2007. However, historical results may not be indicative of future financial performance of the Company.

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
Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods for each of those years, and the Company’s inventory and trade payables balances and the reported amount of goods sold for the three-month period ending June 30, 2007.
     The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at June 30, 2007 and the Company’s consolidated statements of operations and cash flows for the three-month periods ended June 30, 2007 and 2006.

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In thousands)
Consolidated Balance Sheet Data:
Inventories, net	$67,089	$(3,222)	$63,867
Total current assets	326,899	(3,222)	323,677
Total assets	377,159	(3,222)	373,937
Trade payables	43,539	203	43,742
Total current liabilities	59,213	203	59,416
Total liabilities	75,702	203	75,905
Accumulated other comprehensive loss	(6,667)	2	(6,665)
Accumulated deficit	(272,681)	(3,427)	(276,108)
Total shareholders’ equity	301,457	(3,425)	298,032
Total liabilities and shareholders’ equity	377,159	(3,222)	373,937

	Three Month's ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
		(In thousands)
Consolidated Statement of Operations Data:
Cost of sales	$27,163	$485	$27,648
Gross margin	13,261	(485)	12,776
Operating loss	(3,122)	(485)	(3,607)
Loss before income taxes	(3,474)	(485)	(3,959)
Net loss	(3,474)	(485)	(3,959)
Earnings Per Share: Basic	(0.07)	(0.01)	(0.08)
Earnings Per Share: Diluted	(0.07)	(0.01)	(0.08)

Consolidated Statement of Cash Flows Data:
Net loss	$(3,474)	$(485)	$(3,959)
Inventories	(7,114)	293	(6,821)
Accounts Payable	3,959	192	4,151

	Three Months ended June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In thousands)
Consolidated Statement of Operations Data:
Cost of sales	$43,392	$662	$44,054
Gross margin	24,435	(662)	23,773
Operating income	4,678	(662)	4,016
Income before income taxes	6,662	(662)	6,000
Net income	6,662	(662)	6,000
Earnings Per Share: Basic	0.10	(0.01)	0.09
Earnings Per Share: Diluted	0.10	(0.01)	0.09

Consolidated Statement of Cash Flows Data:
Net Income	$6,662	(662)	6,000
Inventories	(4,803)	461	(4,342)
Accounts Payable	3,562	199	3,761
Net cash provided by operating activities	3,086	(2)	3,084
Effect of foreign exchange rates on cash and cash equivalents	(528)	2	(526)
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
     Our cost of sales is exposed to market risks related to fluctuations in foreign exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the three-month periods ended June 30, 2007 and 2006, as restated, was 73.2% and 74.6% respectively. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.
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

	Three Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(As percentage of sales)
	(as restated)	(as restated)	(as restated)	(as restated)
Sales	$67,827	$40,424	100.0%	100.0%
Cost of sales	44,054	27,648	65.0%	68.4%

Gross margin	23,773	12,776	35.0%	31.6%
Research and development expenses	8,512	8,023	12.5%	19.8%
Selling, general and administrative expenses	11,245	8,344	16.6%	20.6%
Other operating expenses	—	16	0.0%	0.0%

Operating income (loss)	4,016	(3,607)	5.9%	(8.9)%
Interest income, net	2,372	759	3.5%	1.9%
Other expense, net	(388)	(1,111)	(0.6)%	(2.7)%

Income (loss) before income taxes	6,000	(3,959)	8.8%	(9.8)%
Income tax expense	—	—	0.0%	0.0%

Net income (loss)	$6,000	$(3,959)	8.8%	(9.8)%

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
     Gross Margin. Selected items under this heading have been restated. Refer to the table in the Overview section for further details concerning all restatements. Gross margin increased $11.0 million, or 86.1%, to $23.8 million in the three months ended June 30, 2007 from $12.8 million in 2006 including a $1.8 million benefit from fluctuations in foreign exchange rates and a $0.2 million negative effect from changes in excess and obsolete inventory reserves. As a percentage of sales, gross margin increased to 35.0% for the three months ended June 30, 2007 from 31.6% for 2006. The gross margin improvement for the three-month period ended June 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign exchange rates, partially offset by the decline in average selling prices on most products and the negative effect from changes in excess and obsolete inventory reserves.
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
     During the three-month period ended June 30, 2007, cash and cash equivalents decreased by $0.2 million to $199.6 million from $199.8 million. This decrease consisted of $1.6 million of net cash used for capital expenditures, $1.2 million for payment on capital lease obligations, and a $0.5 million negative effect of foreign exchange rates on cash and cash equivalents, partially offset by $3.1 million of net cash provided by operating activities. Net cash provided by operating activities reflected our net income of $6.0 million, depreciation and amortization of $2.5 million and stock-based compensation expense of $0.1 million, partially offset by an increase in working capital of $5.5 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales, an increase in inventories to improve customer service levels and support vendor managed inventory programs at our major customers, and the payment of performance-based bonus obligations related to the year ended March 31, 2007, partially offset by an increase in accounts payable. During the three-month period ended June 30, 2007, we also entered into $4.5 million of new capital lease obligations.
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
     To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the three-month periods ended June 30, 2007 and 2006, approximately 73.2%, as restated, and 74.6%, as restated, of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
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
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, management discovered errors in the valuation of inventory consigned to a contract manufacturer as of the end of each of the quarters beginning September 30, 2005 through June 30, 2007. As a result of these errors, the Company restated its audited financial statements for the years ended March 31, 2007 and 2006, and has filed an Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these annual audited financial statements and the applicable quarterly periods covered in each of these years. The Company has also filed this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the periods ended June 30, 2007 and 2006, to restate such quarterly financial statements.

     In connection with the restatement referred to above, the Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatement. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and on February 8, 2008, with respect to the fiscal quarters beginning September 30, 2005 through March 31, 2007, and on February 20, 2008, with respect to the fiscal quarter ended June 30, 2007 covered by this report, the Company’s management and audit committee determined that the Company had a material weakness in its internal control over financial reporting because the controls did not identify the errors on a timely basis.
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
Changes in Internal Control Over Financial Reporting
     As previously reported on the Form 8-K filed on February 20, 2008, management had concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, as fully described in Note 2 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007, management determined that the material weakness described above existed as of March 31, 2007 and for all subsequent periods, and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company is in the process of designing additional and enhanced account verification and reconciliation procedures and review and analysis procedures with respect to the valuation of inventory consigned to the contract manufacturer as well as to other related accounts. Management believes these additional and enhanced procedures when fully implemented will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process.
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

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry L. Bosco
Harry L. Bosco
Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: February 25, 2008