Form 10-Q/A
period 2007-09-30
OPNEXT INC
filed 2008-02-25
CIK 1157780

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

EXPLANATORY NOTE
     Opnext,Inc. (“OPI,” “Opnext” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to its Quarterly Report on Form 10-Q for its fiscal quarterly period ended September 30, 2007, originally filed with the SEC on November 7, 2007 (the “Original Filing”), to amend and restate its consolidated balance sheets at September 30, 2007 and the related consolidated statements of operations, and cash flows for the six-month period ended September 30, 2007 and for the three and six-month periods ended September 30, 2006. In addition, the Company is restating Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.” In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods in each of those years, and for the six-month period ended September 30, 2007. A summary of the effects of these changes on inventory, trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, is included in Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements located elsewhere in this Amended Report. The Company is concurrently filing an Amendment No. 1 to its Annual Report on Form 10-K/A for the period ended March 31, 2007. All references to amounts for the fiscal year ending March 31, 2007 included in this Amended Report are references to such amounts as restated.
     This Amended Report does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events in connection with the foregoing restatement.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2007	2007
	(unaudited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$202,352	$199,786
Trade receivables, net, including $2,356 and $3,000 due from related parties at September 30, and March 31, 2007, respectively	56,552	53,974
Inventories	73,280	62,560
Prepaid expenses and other current assets	5,123	3,221

Total current assets	337,307	319,541
Property, plant, and equipment, net	46,305	42,396
Goodwill	5,698	5,698
Other assets	211	214

Total assets	$389,521	$367,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $13,057 and $9,264 due to related parties at September 30, and March 31, 2007, respectively	$45,770	$41,585
Accrued expenses	13,551	14,201
Capital lease obligations	5,172	4,135

Total current liabilities	64,493	59,921
Capital lease obligations	14,001	11,858
Other long-term liabilities	2,948	5,413

Total liabilities	81,442	77,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 shares authorized, issued and outstanding 64,605,162 at September 30, 2007 and 64,549,100 at March 31, 2007	646	645
Additional paid-in capital	581,264	577,257
Accumulated deficit	(270,265)	(282,108)
Accumulated other comprehensive loss	(3,566)	(5,137)

Total shareholders’ equity	308,079	290,657

Total liabilities and shareholders’ equity	$389,521	$367,849

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)	(as restated)	(as restated)
Sales, including $1,284 and $4,066 to related parties for the three-month periods, and $3,134 and $6,587 to related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	$76,579	$55,323	$144,406	$95,747
Cost of sales	49,631	36,810	93,685	64,458

Gross margin	26,948	18,513	50,721	31,289
Research and development expenses, including $1,341 and $1,011 from related parties for the three-month periods, and $2,502 and $2,149 from related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	10,375	8,495	18,887	16,518
Selling, general and administrative expenses, including $1,543 and $1,070 from related parties for the three-month periods, and $2,930 and $1,924 from related parties for the six-month periods, ended September 30, 2007 and 2006, respectively	12,311	9,457	23,556	17,801
Other operating (income) expense	(37)	87	(37)	103

Operating income (loss)	4,299	474	8,315	(3,133)
Interest income, net	2,465	721	4,837	1,480
Other (expense) income, net	(835)	38	(1,223)	(1,073)

Income (loss) before income taxes	5,929	1,233	11,929	(2,726)
Income tax expense	(86)	—	(86)	—

Net income (loss)	$5,843	$1,233	$11,843	$(2,726)

Net income (loss) per share:
Basic	$0.09	$0.02	$0.18	$(0.05)

Diluted	$0.09	$0.02	$0.18	$(0.05)

Weighted average number of shares used in computing net income (loss) per share:
Basic	64,576	52,008	64,563	51,999

Diluted	64,627	52,059	64,612	51,999

See accompanying notes to unaudited consolidated financial statements

OPNEXT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$11,843	$(2,726)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,368	6,056
(Gain) loss on disposal of fixed assets	(37)	110
Non-cash compensation expense	1,067	19
Changes in assets and liabilities:
Trade receivables, net	(1,435)	(10,591)
Inventories	(7,192)	(14,874)
Prepaid expenses and other current assets	(1,818)	(1,152)
Other assets	(2)	5
Trade payables	3,082	12,933
Accrued expenses and other liabilities	(3,589)	(74)

Net cash provided (used) by operating activities	7,287	(10,294)

Cash flows from investing activities
Capital expenditures	(3,093)	(978)

Net cash used in investing activities	(3,093)	(978)

Cash flows from financing activities
Payments on capital lease obligations	(2,320)	(1,110)
Exercise of stock options	11	22

Net cash used in financing activities	(2,309)	(1,088)

Effect of foreign currency exchange rates on cash and cash equivalents	681	100

Increase (decrease) in cash and cash equivalents	2,566	(12,260)
Cash and cash equivalents at beginning of period	199,786	89,358

Cash and cash equivalents at end of period	$202,352	$77,098

Non-cash financing activities
Capital lease obligations incurred	$(4,929)	$(675)

Stock appreciation rights amendment	2,432	—

See accompanying notes to unaudited consolidated financial statements.

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
     In February 2007, the Company completed its initial public offering of 119,446 common shares at $15.00 per share. The offering included 12,536 newly issued shares as well as 6,667 and 243 shares owned by Hitachi and Clarity, respectively. In connection with the offering, the Company received $171,000 of net proceeds.
     In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flow have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Amended Report should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
2. Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods in each of those years, and for the six-month period ended September 30, 2007.
     The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at September 30, 2007 and the Company’s consolidated statements of operations and cash flows for the six-month period ended September 30, 2007 and for the three and the six-month periods ended September 30, 2006. The adjustments to the September 30, 2007 balance sheet represents the carry forward effect of the cumulative restatement adjustments as of June 30, 2007.

	September 30, 2007
	As Reported	Adjustments	As Restated
Consolidated Balance Sheet Data:
Inventories, net	$76,502	$(3,222)	$73,280
Total current assets	340,529	(3,222)	337,307
Total assets	392,743	(3,222)	389,521
Trade payables	45,567	203	45,770
Total current liabilities	64,290	203	64,493
Total liabilities	81,239	203	81,442
Accumulated other comprehensive loss	(3,568)	2	(3,566)
Accumulated deficit	(266,838)	(3,427)	(270,265)
Total shareholders’ equity	311,504	(3,425)	308,079
Total liabilities and shareholders’ equity	392,743	(3,222)	389,521

	Three Months ended September 30, 2006
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$36,869	$(59)	$36,810
Gross margin	18,454	59	18,513
Operating income	415	59	474
Income before income taxes	1,174	59	1,233
Net income	1,174	59	1,233

	Six Months ended September 30, 2006
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$64,032	$426	$64,458
Gross margin	31,715	(426)	31,289
Operating loss	(2,707)	(426)	(3,133)
Loss before income taxes	(2,300)	(426)	(2,726)
Net loss	(2,300)	(426)	(2,726)
Earnings Per Share: Basic	(0.04)	(0.01)	(0.05)
Earnings Per Share: Diluted	(0.04)	(0.01)	(0.05)

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)

	Six Months ended September 30, 2006
	As Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows Data:
Net loss	$(2,300)	$(426)	$(2,726)
Inventories	(14,765)	(109)	(14,874)
Accounts payable	12,397	536	12,933
Net cash used in operating activities	(10,295)	1	(10,294)
Effect of foreign exchange rates on cash and cash equivalents	101	(1)	100

	Six Months ended September 30, 2007
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$93,023	$662	$93,685
Gross margin	51,383	(662)	50,721
Operating income	8,977	(662)	8,315
Income before income taxes	12,591	(662)	11,929
Net income	12,505	(662)	11,843
Earnings Per Share: Basic	0.19	(0.01)	0.18
Earnings Per Share: Diluted	0.19	(0.01)	0.18

Consolidated Statement of Cash Flows Data:
Net income	$12,505	$(662)	$11,843
Inventories	(7,653)	461	(7,192)
Accounts payable	2,883	199	3,082
Net cash provided by operating activities	7,289	(2)	7,287
Effect of foreign exchange rates on cash and cash equivalents	679	2	681
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
Stock-Based Incentive Plans
     The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment . Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
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
4. Inventories
     Components of inventories are summarized as follows:

	September 30,	March 31,
	2007	2007
	(as restated)
Raw materials	$39,956	$31,881
Work in process	11,537	15,478
Finished goods	21,787	15,201

Inventories	$73,280	$62,560

     Inventories include inventory consigned to contract manufacturers of $16,706, as restated, and $7,276 at September 30 and March 31, 2007, respectively.

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
6. Income Taxes
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
7. Stockholders’ Equity
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
     The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)	(as restated)	(as restated)
Numerator:
Net income (loss), basic and diluted	$5,843	$1,233	$11,843	$(2,726)

Denominator:
Weighted average shares outstanding — basic	64,576	52,008	64,563	51,999
Effect of potentially dilutive options	51	51	49	—

Weighted average shares outstanding — diluted	64,627	52,059	64,612	51,999

Basic net income (loss) per share	$0.09	$0.02	$0.18	$(0.05)

Diluted net income (loss) per share	$0.09	$0.02	$0.18	$(0.05)

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

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three-month and six-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)	(as restated)	(as restated)
Net income (loss)	$5,843	$1,233	$11,843	$(2,726)
Gain on foreign currency forward contract	59	—	—	—
Foreign currency translation adjustment	3,040	(626)	1,571	(111)

Comprehensive income (loss)	$8,942	$607	$13,414	$(2,837)

     The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $3,566 , as restated, and $5,137 as of September 30 and March 31, 2007, respectively.
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
13. Concentrations of Risk
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
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Six Months Ending
	September 30,
	2007	2006
Beginning balance	$610	$551
Claims paid	(444)	(242)
Warranty expense	376	308
Foreign currency translation and other	20	16

Ending balance	$562	$633

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
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi will provide certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects will be owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property will be jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,282 and $949 for the three-month periods, and $2,387 and $2,023 for the six-month periods, ended September 30, 2007 and 2006, respectively.

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
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eleven and five seconded employees at September 30, 2007 and March 31, 2007, respectively.

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
Geographic Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales:
United States	$45,258	$29,196	$84,972	$49,058
Europe	18,596	13,535	35,365	24,869
Japan	7,192	9,112	15,117	15,987
Asia Pacific	5,533	3,480	8,952	5,833

Total	$76,579	$55,323	$144,406	$95,747

     Sales are attributed to geographic areas based on the bill to location of the customer.

	September 30,	March 31,
	2007	2007
	(as restated)
Assets:
United States	$247,560	$240,985
Japan	120,159	106,880
Europe	21,802	19,984

Total	$389,521	$367,849

     The geographic designation of assets represents the country in which title is held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “depend,” “should,” “plan,” “estimated,” “could,” “may,” “subject to,” “continues,” “growing,” “prospective,” “forecast,” “projected,” “purport,” “might,” “if,” “contemplate,” “potential,” “pending,,” “target,” “goals,” “scheduled,” “will likely be,” and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 22, 2007. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and the Company’s audited consolidated financial statements and notes for the year ended March 31, 2007, included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.
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
Restatement of Consolidated Financial Statements
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, including certain quarterly periods in each of those years, and for the six-month period ended September 30, 2007.
     The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at September 30, 2007 and the Company’s consolidated statements of operations and cash flows for the six-month period ended September 30, 2007 and for the three-month and six-month periods ended September 30, 2006.

	September 30, 2007
	As Reported	Adjustments	As Restated
		(In thousands)
Consolidated Balance Sheet Data:
Inventories, net	$76,502	$(3,222)	$73,280
Total current assets	340,529	(3,222)	337,307
Total assets	392,743	(3,222)	389,521
Trade payables	45,567	203	45,770
Total current liabilities	64,290	203	64,493
Total liabilities	81,239	203	81,442
Accumulated other comprehensive loss	(3,568)	2	(3,566)
Accumulated deficit	(266,838)	(3,427)	(270,265)
Total shareholders’ equity	311,504	(3,425)	308,079
Total liabilities and shareholders’ equity	392,743	(3,222)	389,521

	Three Months ended September 30, 2006
	As Reported	Adjustments	As Restated
		(In thousands)
Consolidated Statement of Operations Data:
Cost of sales	$36,869	$(59)	$36,810
Gross margin	18,454	59	18,513
Operating income	415	59	474
Income before income taxes	1,174	59	1,233
Net income	1,174	59	1,233

	Six Months ended September 30, 2006
	As Reported	Adjustments	As Restated
		(In thousands)
Consolidated Statement of Operations Data:
Cost of sales	$64,032	$426	$64,458
Gross margin	31,715	(426)	31,289
Operating loss	(2,707)	(426)	(3,133)
Loss before income taxes	(2,300)	(426)	(2,726)
Net loss	(2,300)	(426)	(2,726)
Earnings Per Share: Basic	(0.04)	(0.01)	(0.05)
Earnings Per Share: Diluted	(0.04)	(0.01)	(0.05)

Consolidated Statement of Cash Flows Data:
Net loss	$(2,300)	$(426)	$(2,726)
Inventories	(14,765)	(109)	(14,874)
Accounts payable	12,397	536	12,933
Net cash used in operating activities	(10,295)	1	10,294
Effect of foreign exchange rates on cash and cash equivalents	101	(1)	100

	Six Months ended September 30, 2007
	As Reported	Adjustments	As Restated
		(In thousands)
Consolidated Statement of Operations Data:
Cost of sales	$93,023	$662	$93,685
Gross margin	51,383	(662)	50,721
Operating income	8,977	(662)	8,315
Income before income taxes	12,591	(662)	11,929
Net income	12,505	(662)	11,843
Earnings Per Share: Basic	0.19	(0.01)	0.18
Earnings Per Share: Diluted	0.19	(0.01)	0.18

Consolidated Statements of Cash Flows Data:
Net income	$12,505	$(662)	$11,843
Inventories	(7,653)	461	(7,192)
Accounts payable	2,883	199	3,082
Net cash provided by operating activities	7,289	(2)	7,287
Effect of foreign exchange rates on cash and cash equivalents	679	2	681

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
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the three-month and six-month periods ended September 30, 2007 and 2006 was 81.4% and 88.1%, as restated, and 77.5% as restated, and 82.3% as restated, respectively. We anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)		(as percentage of sales)		(in thousands)		(as percentage of sales)
		(as restated)		(as restated)	(as restated)		(as restated)
Sales	$76,579	$55,323	100.0%	100.0%	$144,406	$95,747	100.0%	100.0%
Cost of sales	49,631	36,810	64.8%	66.5%	93,685	64,458	64.9%	67.3%

Gross margin	26,948	18,513	35.2%	33.5%	50,721	31,289	35.1%	32.7%

Research and development expenses	10,375	8,495	13.5%	15.4%	18,887	16,518	13.1%	17.3%
Selling, general and administrative expenses	12,311	9,457	16.1%	17.1%	23,556	17,801	16.3%	18.6%
Other operating (income) expense	(37)	87	0.1%	0.2%	(37)	103	0.0%	0.1%

Operating income (loss)	4,299	474	5.6%	0.9%	8,315	(3,133)	5.8%	(3.2)%

Interest income, net	2,465	721	3.2%	1.3%	4,837	1,480	3.3%	1.5%
Other (expense) income, net	(835)	38	(1.1)%	0.1%	(1,223)	(1,073)	(0.8)%	(1.1)%

Income (loss) before income taxes	5,929	1,233	7.7%	2.2%	11,929	(2,726)	8.3%	(2.8)%
Income tax expense	(86)	—	0.1%	0.0%	(86)	—	(0.1)%	0.0%

Net income (loss)	$5,843	$1,233	7.6%	2.2%	$11,843	$(2,726)	8.2%	(2.8)%

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006
     Sales. Overall sales increased $21.3 million, or 38.4%, to $76.6 million in the three-month period ended September 30, 2007 from $55.3 million in the three-month period ended September 30, 2006, net of a decrease of $0.1 million due to fluctuations in foreign currency exchange rates. During the three-month period ended September 30, 2007, our 10Gbps and above products increased $20.6 million, or 48.0%, to $63.5 million and our less than 10Gbps products increased $1.7 million, or 25.9 % to $8.2 million, while sales of our industrial and commercial products increased by $1.2 million, or 32.9%, to $4.8 million and DVD sales decreased by $2.3 million due to the final sale in September 2006 to Hitachi, the sole customer for these products. The increase in sales of our 10Gbps, and above products primarily resulted from increased demand for our X2, 40Gbps, XFP and 300 pin tunable products, while the increase in our less than 10Gbps products primarily resulted from an increase in demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
     For the three-month period ended September 30, 2007, Cisco and Alcatel-Lucent accounted for 40.9% and 23.0% of revenues, respectively. For the three-month period ended September 30, 2006, Cisco and Alcatel accounted for 36.7% and 12.9% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.
     Gross Margin. Gross margin increased $8.4 million, as restated, to $26.9 million in the three-month period ended September 30, 2007 from $18.5 million, as restated, in 2006, including a $0.4 million benefit from fluctuations in foreign currency exchange rates. As a percentage of sales, gross margin increased to 35.2 % for the three months ended September 30, 2007 from 33.5%, as restated, for 2006. The gross margin improvement for the three-month period ended September 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign currency exchange rates, which was partially offset by the decline in average selling prices on most products.
     Research and Development Expenses. Research and development expenses increased $1.9 million to $10.4 million for the three month-period ended September 30, 2007 from $8.5 million for the three-month period ended September 30, 2006, net of a $0.1 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.5% for the three-month period ended September 30, 2007 from 15.4% for 2006. Research and development expenses increased primarily due to increased material and outsourcing costs and higher stock-based compensation expenses, partially offset by the benefit from fluctuations in foreign currency exchange rates.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million to $12.3 million for the three-month period ended September 30, 2007 from $9.5 million for the three month-period ended September 30, 2006, net of a $0.1 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.1% for the three-month period ended September 30, 2007 from 17.1% for 2006. Selling, general and administrative expenses increased primarily as a result of higher commission and logistics costs associated with increased sales volumes as well as higher employee costs, including performance based bonus accruals, increased stock-based compensation expense and the additional costs of being a public company, partially offset by the benefit from fluctuations in foreign currency exchange rates.
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
     Gross Margin. Selected items under this heading have been restated. Refer to the table in the Overview section for further details concerning all restatements. Gross margin increased $19.4 million, as restated, to $50.7 million in the six-month period ended September 30, 2007 from $31.3 million, as restated, in the six-month period ended September 30, 2006, including a $1.3 million benefit from fluctuations in foreign currency exchange rates. As a percentage of sales, gross margin increased to 35.1% for the six-month period ended September 30, 2007 from 32.7% for the six-month period ended September 30, 2006. The gross margin improvement for the six-month period ended September 30, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions and the benefit from fluctuations in foreign currency exchange rates, which was partially offset by the decline in average selling prices on most products.
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
Liquidity and Capital Resources
     During the six-month period ended September 30, 2007, cash and cash equivalents increased by $2.6 million to $202.4 million from $199.8 million at March 31, 2007. This increase consisted of $7.3 million of net cash provided by operating activities and a $0.7 million benefit from fluctuations in foreign currency exchange rates, partially offset by $3.1 million of capital expenditures and $2.3 million for payment of capital lease obligations. Net cash provided by operating activities reflected our net income of $11.8 million, depreciation and amortization of $5.4 million and stock-based compensation expense of $1.1 million, partially offset by an increase in working capital of $11.0 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales, an increase in inventories to improve customer service levels and support vendor managed inventory programs at our major customers, and the settlement of performance-based bonus obligations related to the year ended March 31, 2007, partially offset by an increase in accounts payable. During the six-month period ended September 30, 2007, we also entered into $4.9 million of new capital lease obligations.
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
     To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency fluctuations. During the three-month and six-month periods ended September 30, 2007 and 2006, approximately 81.4% and, as restated, 88.1%, and 77.5% as restated and 82.3% as restated, respectively, of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
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
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, management discovered errors in the valuation of inventory consigned to a contract manufacturer as of the end of each of the quarters beginning September 30, 2005 through June 30, 2007. As a result of these errors, the Company restated its audited financial statements for the years ended March 31, 2007 and 2006, and has filed an Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these annual audited financial statements and the applicable quarterly periods covered in each of these years. The Company has also filed this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2007 to restate the quarterly financial statements for the six-month period ended September 30, 2007, and for the three- and six-month periods ended September 30, 2006. Also, as a result of these errors, the Company has restated its financial statements for the quarter ended June 30, 2007 and has filed an amended report to restate these quarterly financial statements.
     In connection with the restatement referred to above, the Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatement. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and on February 8, 2008, with respect to the fiscal quarters beginning September 30, 2005 through March 31, 2007, and on February 20, 2008, with respect to the fiscal quarter ended June 30, 2007, the Company’s management and audit committee determined that the Company had a material weakness in its internal control over financial reporting because the controls did not identify the errors on a timely basis.
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

Changes in Internal Control Over Financial Reporting
     As previously reported on the Form 8-K filed on February 8, 2008, management had previously concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, as fully described in Note 2 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007, management determined that the material weakness described above existed as of March 31, 2007 and for all subsequent period, and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company is in the process of designing additional and enhanced account verification and reconciliation procedures and review and analysis procedures with respect to the valuation of inventory consigned to the contract manufacturer as well as to other related accounts. Management believes these additional and enhanced procedures when fully implemented will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process.

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

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry L. Bosco
Harry L. Bosco
Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: February 25, 2008

