Form 10-Q
period 2007-12-31
OPNEXT INC
filed 2008-02-25
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
     As of February 20, 2008 64,642,086 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the fiscal quarters beginning September 30, 2005 through June 30, 2007. In addition, other income (expense), net, was not properly reported for the fiscal years ended March 31, 2006 and March 31, 2007 or for the fiscal quarters ended September 30, 2005, December  31, 2005, March 31, 2006 and December 31, 2006. A summary of the effects of these changes on inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, is included in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements located elsewhere in this Quarterly Report.
EX-31.1: Certification
EX-31.2: Certification
EX-32.1: Certification
EX-32.2: Certification

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2007	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$203,392	$199,786
Trade receivables, net, including $1,999 and $3,000 due from related parties at December 31, and March 31, 2007, respectively	52,246	53,974
Inventories	84,281	62,560
Prepaid expenses and other current assets	3,701	3,221

Total current assets	343,620	319,541

Property, plant, and equipment, net	49,169	42,396
Goodwill	5,698	5,698
Other assets	202	214

Total assets	$398,689	$367,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $10,200 and $9,264 due to related parties at December 31, and March 31, 2007, respectively	$45,571	$41,585
Accrued expenses	12,500	14,201
Capital lease obligations	5,986	4,135

Total current liabilities	64,057	59,921
Capital lease obligations	16,260	11,858
Other long-term liabilities	3,020	5,413

Total liabilities	83,337	77,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 shares authorized, issued and outstanding 64,650,419 at December 31, 2007 and 64,549,100 at March 31, 2007	646	645
Additional paid-in capital	582,715	577,257
Accumulated deficit	(266,010)	(282,108)
Accumulated other comprehensive loss	(1,999)	(5,137)

Total shareholders’ equity	315,352	290,657

Total liabilities and shareholders’ equity	$398,689	$367,849

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(as restated)		(as restated)
Sales, including sales to related parties of $2,067 and $1,665 for the three-month periods, and $5,201 and $8,252 for the nine-month periods, ended December 31, 2007 and 2006, respectively	$66,408	$61,736	$210,814	$157,483
Cost of sales	44,653	41,108	138,338	105,566

Gross margin	21,755	20,628	72,476	51,917
Research and development expenses, including $1,310 and $1,110 from related parties for the three-month periods, and $3,812 and $3,260 from related parties for the nine-month periods, ended December 31, 2007 and 2006, respectively	8,692	8,432	27,579	24,950
Selling, general and administrative expenses, including $1,474 and $1,167 from related parties for the three-month periods, and $4,404 and $3,091 from related parties for the nine-month periods, ended December 31, 2007 and 2006, respectively	11,304	9,993	34,860	27,794
Other operating (income) expense	(4)	3	(41)	106

Operating income (loss)	1,763	2,200	10,078	(933)
Interest income, net	2,119	636	6,956	2,116
Other income (expense), net	358	(323)	(865)	(1,396)

Income (loss) before income taxes	4,240	2,513	16,169	(213)
Income tax benefit (expense)	15	—	(71)	—

Net income (loss)	$4,255	$2,513	$16,098	$(213)

Net income (loss) per share:
Basic	$0.07	$0.05	$0.25	$(0.00)

Diluted	$0.07	$0.05	$0.25	$(0.00)

Weighted average number of shares used in computing net income (loss) per share:
Basic	64,627	52,008	64,585	52,002

Diluted	64,670	52,061	64,626	52,002

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2007	2006
		(as restated)
Cash flows from operating activities
Net income (loss)	$16,098	$(213)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,015	8,913
(Gain) loss on disposal of fixed assets	(41)	106
Non-cash compensation expense	2,358	31
Changes in assets and liabilities:
Trade receivables, net	3,611	(12,778)
Inventories	(17,802)	(19,927)
Prepaid expenses and other current assets	(172)	(982)
Other assets	(2)	(9)
Trade payables	1,821	14,560
Accrued expenses and other liabilities	(4,122)	488

Net cash provided (used) by operating activities	9,764	(9,811)

Cash flows from investing activities
Capital expenditures	(3,548)	(1,727)

Net cash used in investing activities	(3,548)	(1,727)

Cash flows from financing activities
Payments on capital lease obligations	(3,751)	(1,659)
Exercise of stock options	16	26

Net cash used in financing activities	(3,735)	(1,633)

Effect of foreign currency exchange rates on cash and cash equivalents	1,125	81

Increase (decrease) in cash and cash equivalents	3,606	(13,090)
Cash and cash equivalents at beginning of period	199,786	89,358

Cash and cash equivalents at end of period	$203,392	$76,268

Non-cash financing activities
Capital lease obligations incurred	$(8,885)	$(2,351)

Stock appreciation rights amendment	2,432	—

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
(Unaudited)
1.	Background and Basis of Presentation
          Opnext, Inc. and subsidiaries (“OPI,” “Opnext” or the “Company”) designs, develops, manufactures and distributes optical modules and components that transmit and receive data delivered via light in telecommunications and data communications applications, as well as lasers and infrared LEDs for industrial and commercial applications.
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
          In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flow have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on February 25, 2008, as well as the information included in the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2007, filed with the SEC on February 25, 2008 and referenced below in Note 2 of these Notes to Consolidated Financial Statements.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
2.	Restatement of Consolidated Financial Statements
          In the course of preparing the Company’s financial statements for the quarterly period ended December 31, 2007, the Company discovered errors in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the fiscal quarters beginning September 30, 2005 through June 30, 2007. In addition, other income (expense), net, was not properly reported for the fiscal years ended March 31, 2006 and March 31, 2007 or for the fiscal quarters ended September 30, 2005, December 31, 2005, March 31, 2006, and December 31, 2006.
          The following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet at March 31, 2007 and its consolidated statements of operations for the three-month and nine-month periods ended December 31, 2006 and cash flows for the nine-month period ended December 31, 2006.

	Three Months ended December 31, 2006
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$40,073	$1,035	$41,108
Gross margin	21,663	(1,035)	20,628
Operating income	3,235	(1,035)	2,200
Other income (expense), net	(646)	323	(323)
Income before income taxes	3,225	(712)	2,513
Net income	3,225	(712)	2,513
Earnings per share: Basic	0.06	(0.01)	0.05
Earnings per share: Diluted	0.06	(0.01)	0.05

	Nine Months ended December 31, 2006
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$104,105	$1,461	$105,566
Gross margin	53,378	(1,461)	51,917
Operating income (loss)	528	(1,461)	(933)
Other income (expense), net	(1,719)	323	(1,396)
Income (loss) before income taxes	925	(1,138)	(213)
Net income (loss)	925	(1,138)	(213)
Earnings per share: Basic	0.02	(0.02)	(0.00)
Earnings per share: Diluted	0.02	(0.02)	(0.00)

Consolidated Statement of Cash Flows Data

Net income (loss)	$925	$(1,138)	$(213)
Inventories	(20,036)	109	(19,927)
Accounts payable	13,538	1,022	14,560
Net cash used in operating activity	(9,804)	(7)	(9,811)
Effect of foreign exchange rates on cash and cash equivalents	74	7	81

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
          The Company participates in vendor managed inventory (“VMI”) programs with certain of its customers, whereby the Company maintains an agreed upon quantity of certain products at a customer designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
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
     Shipping and Handling Costs
          Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were $1,641 and $1,187 for the three-month periods, and $4,377 and $3,038 for the nine-month periods ended December 31, 2007 and 2006, respectively.

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
          Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded a transaction gain of $285 and loss of $372 (as restated) for the three-month periods ended December 31, 2007 and 2006, respectively, and transaction losses of $1,059 and $1,571 (as restated) for the nine-month periods ended December 31, 2007 and 2006, respectively.
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
          As of December 31 and March 31, 2007, the Company had net receivable positions of $16,977 and $25,200, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. The Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These forward contracts generally have maturities of one hundred eighty days or less. As of December 31, 2007, the Company had four foreign currency exchange forward contracts in place hedging $32,000 of foreign currency exposure. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
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
     Cash and Cash Equivalents
          The Company considers all investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and March 31, 2007, cash and cash equivalents included $882 and $449, respectively, of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations.
     Trade Receivables
          The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ credit worthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $415 and $491 at December 31, 2007 and March 31, 2007, respectively.

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
     Impairment of Long-Lived Assets
          The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the periods ended December 31, 2007 and 2006 indicated that there were no impairments.
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
     Fair Value of Financial Instruments
          At December 31, 2007 and March 31, 2007, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables and accrued expenses. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.
     Stock-Based Incentive Plans
          The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of the Company’s stock has been estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies is necessary since the Company does not possess a sufficient stock price history. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•	A dividend yield of zero has been assumed for awards issued during the three- and nine-month periods ended December 31, 2007 and 2006, based on the Company’s actual past experience and that the Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three- and nine-month periods ended December 31, 2007 and 2006 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	The forfeiture rate for awards issued during the three- and nine-month periods ended December 31, 2007 and 2006 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
          Fair value of options granted to employees for the three-month and nine-month periods ended December 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	86.8%	99.3%	88.2%	100.7%
Risk-free interest rate	3.96%	4.51%	4.52%	4.74%
Weighted-average fair value	$6.71	$7.01	$8.48	$6.48
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
4. Inventories
          Components of inventories are summarized as follows:

	December 31,	March 31,
	2007	2007
Raw materials	$41,558	$31,881
Work in process	12,454	15,478
Finished goods	30,269	15,201

Inventories	$84,281	$62,560

           Inventories include inventory consigned to customers and contract manufacturers of $18,543 at December 31, 2007 and $7,276, at March 31, 2007.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
5. Property, Plant, and Equipment
     Property, plant, and equipment is summarized as follows:

	December 31,	March 31,
	2007	2007
Machinery, electronic, and other equipment	$192,140	$165,404
Computer software	11,320	11,153
Building improvements	5,055	4,877

Construction in progress	2,002	7,767

Total property, plant, and equipment	210,517	189,201
Less accumulated depreciation and amortization	(161,348)	(146,805)

Property, plant, and equipment, net	$49,169	$42,396

          Property, plant and equipment includes capitalized leases of $30,700 and $14,239, and related accumulated depreciation of $8,307 and $4,628, at December 31 and March 31, 2007, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $492 and $502 for the three-month periods, and $1,470 and $1,561 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
6. Income Taxes
          During the three-month and nine-month periods ended December 31, 2007, the Company recorded an income tax benefit of $15 and an income tax expense of $71 in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense.
          Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with the Company’s past operating losses. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month and nine-month periods ended December 31, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense.
          The Company adopted the provisions of FIN 48 on April 1, 2007. Upon adoption and as of December 31, 2007, the Company did not have any unrecognized tax benefits, and there was no effect on its financial position or results of operations. The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. Upon adoption, Opnext did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest or penalty recognized during the three-month or six-month periods ended December 31, 2007. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months.
          The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. With the exception of Japan and certain state jurisdictions, the income tax filings for all years since and including the year ended March 31, 2001 are open to examination by the respective taxing authorities. The Company’s income tax filings since and including the year ended March 31, 2002 are open to examination by the Japanese taxing authorities. The Company is currently under audit by the Internal Revenue Service with respect to the tax year ended March 31, 2006. At this time, the outcome of such audit is uncertain.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
7. Stockholders’ Equity
          As of December 31, 2007, the Company was authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of December 31 and March 31, 2007, no shares of preferred stock had been issued.
8. Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 304 restricted common shares for the three-month and nine-month periods ended December 31, 2007 and 217 restricted common shares for the three-month and nine-month periods ended December 31, 2006. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury stock method.
          The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(as restated)		(as restated)
Numerator:
Net income (loss), basic and diluted	$4,255	$2,513	$16,098	$(213)

Denominator:
Weighted average shares outstanding — basic	64,627	52,008	64,585	52,002
Effect of potentially dilutive options	43	53	41	—

Weighted average shares outstanding — diluted	64,670	52,061	64,626	52,002

Basic net income loss per share	$0.07	$0.05	$0.25	$(0.00)

Diluted net income loss per share	$0.07	$0.05	$0.25	$(0.00)

          The following table summarizes the potential shares of common stock issuable upon the exercise of outstanding stock options, stock appreciation rights or restricted stock units as of the end of each period, which such shares have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Stock options	5,545	4,366	5,548	4,366
Stock appreciation rights	547	702	547	702
Restricted stock units	19	—	19	—

Total	6,111	5,068	6,114	5,068

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three-month and nine-month periods ended December 31, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(as restated)		(as restated)
Net income (loss)	$4,255	$2,513	$16,098	$(213)
Gain on foreign currency forward contracts	144	—	144	—
Foreign currency translation adjustment	1,423	(176)	2,994	(296)

Comprehensive income (loss)	$5,822	$2,337	$19,236	$(509)

          The components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments of $2,143 as of December 31, 2007 and $5,137, as restated, as of March 31, 2007, and a gain of $144 as of December 31, 2007 from foreign currency forward contracts accounted for as cash flow hedges.
10. Employee Benefits
          The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $85 and $78 in the three-month periods, and $283 and $243 in the nine-month periods, ended December 31, 2007 and 2006, respectively. No discretionary contributions were made in the three-month and nine-month periods ended December 31, 2007 and 2006.
          The Company sponsors a defined contribution plan and a retirement allowance plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $168 and $154 in the three-month periods, and $480 and $466 for the nine-month periods, ended December 31, 2007 and 2006, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Expense pursuant to this plan was $226 and $202 for the three-month periods and $632, and $589 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
11. Stock-Based Incentive Plans
          The Company has awarded restricted stock, stock options and stock appreciation rights to its employees and stock options to non-employees under its stock-based incentive plans. At December 31, 2007, the plans had 3,007 common shares of stock available for future grants.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
     Restricted Stock
          On December 12, 2007, the Company issued an aggregate of 15 restricted common share units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The awards vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for these awards was $122 based on a fair value of $8.09 per share as of the grant date, of which $6 was recognized in the three-month period ended December 31, 2007.
          On November 15, 2007, the Company issued 40 restricted common shares to a senior executive. The restrictions with respect to one half of such shares lapse on November 20, 2008 and the restrictions with respect to the remainder of the shares lapse on November 20, 2009. Total compensation expense to be recognized over the vesting period for these awards was $356 based on a fair value of $8.89 per share as of the grant date, of which $22 was recognized in the three-month period ended December 31, 2007. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through November 2009.
          On September 5, 2007, the Company issued an aggregate of 7 restricted common shares and an aggregate of 7 restricted common share units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The restrictions with respect to one quarter of the restricted shares or restricted common share units, as the case may be, lapse each quarter for the next four quarters following the date of grant. Total compensation expense to be recognized over the vesting period for these awards was $150 based on a fair value of $10.96 per share as of the grant date, of which $38 and $48 was recognized in the three-month and nine-month periods ended December 31, 2007.
          On August 15, 2007, the Company issued 40 restricted common shares to certain senior executives. The restrictions with respect to one half of the shares lapse on each of February 20, 2008 and February 20, 2009. Total compensation expense to be recognized over the vesting period for these awards was $454 based on a fair value of $11.34 per share as of the grant date, of which $107 and $162 was recognized in the three-month and nine-month periods ended December 31, 2007. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.
          During the year-ended March 31, 2005, the Company issued 217 restricted common shares to certain senior executives. The restrictions with respect to one half of the shares lapse on each of February 20, 2008 and February 20, 2009. Compensation expense associated with vested restricted stock was $301 and $902 for the three-month and nine-month periods, ended December 31, 2007, based on a fair value of $11.10 per share as of the grant dates. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.
     Stock Options
          Stock option awards to employees generally become exercisable for one quarter of the shares awarded on each one-year anniversary from the date of grant over the subsequent four years, have a ten-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At December 31, 2007 and 2006, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity, respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month and nine-month periods ended December 31, 2007 and 2006, respectively.
          In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which was amortized over the vesting period of the applicable options which was completed during the nine-month period ended December 31, 2006.
          Compensation expense for employee stock option awards was $596 and $11, respectively, for the three-month periods ended December 31, 2007 and 2006 and $1,045 and $30, respectively, for the nine-month periods ended December 31, 2007 and 2006, respectively. At December 31, 2007, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $8,879, net of estimated forfeitures and will be recognized over the remaining weighted average vesting period of 3.6 years.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
          A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81
Granted	1,142	11.04	—	—	1,142	11.04
Forfeited	(8)	13.80	—	—	(8)	13.80
Exercised	—	—	(14)	0.99	(14)	0.99

Balance at December 31, 2007	5,545	$14.19	46	$1.29	5,591	$14.08

          The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)

$0.78	34	3.8	34	3.8
$2.73	12	5.4	12	5.4
$8.89	255	9.9	—	—
$11.34	769	9.6	—	—
$13.79	15	9.3	1	9.3
$13.85	100	9.3	—	—
$15.00	4,406	3.7	4,304	3.6

$14.79	5,591		4,351

     Stock Appreciation Rights (SARs) Plan
          The Company awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one third or one quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of December 31, 2007, the Company had 639 SARs outstanding, 547 requiring settlement in the Company’s stock with remaining average lives of 6.3 years and 92 requiring settlement in cash with average remaining lives of 4.4 years.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
          Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $376 and $826, respectively, for the three-month and nine month-periods ended December 31, 2007. At December 31, 2007, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of 1.1 years was approximately $321, net of estimated forfeitures.
          Stock appreciation rights requiring cash settlement were revalued at December 31, 2007, which resulted in the reversal of compensation expense of $187 and $285, respectively, for the three-month and nine-month periods ended December 31, 2007. Other long-term liabilities associated with these awards were $204 and $3,322 at December 31, 2007 and March 31, 2007, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
          A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(19)	15.00	(6)	15.00	(25)	15.00

Balance at December 31, 2007	92	$15.00	547	$15.00	639	$15.00

12. Short-Term Debt
          The Company had short-term loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. Interest was paid monthly at the TIBOR rate plus a premium which ranged from 0.84% to 0.89% during the three-month period, and 0.56% and 0.89% for the nine-month period, ended December 31, 2006. Total interest expense related to the short-term loans for the three-month and nine-month periods ended December 31, 2006 was $149 and $392, respectively.
13. Concentrations of Risk
          At December 31, 2007 and March 31, 2007, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
          The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and nine-month periods ended December 31, 2007, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 37.6% and 19.9%, and 38.0% and 22.0%, of revenues, respectively. At December 31, 2007, Alcatel-Lucent and Cisco accounted for 24.0% and 23.9% of accounts receivable, respectively. At March 31, 2007, Cisco and Alcatel-Lucent accounted for 27.4% and 20.4% of accounts receivable, respectively. For the three-month and nine-month periods ended December 31, 2006, Cisco and Alcatel-Lucent accounted for 41.6% and 20.4%, and 37.3% and 19.7%, of revenues, respectively.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
14. Commitments and Contingencies
          The Company leases buildings and certain other property. Rental expense under these operating leases was $663 and $719 for the three-month periods, and $1,897 and $1,807 for the nine-month periods, ended December 31, 2007 and 2006, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at December 31, 2007:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2008	$1,646	$639
2009	6,681	827
2010	6,837	786
2011	6,120	786
2012 and beyond	2,432	261

Total minimum lease payments	23,716	$3,299

Less amount representing interest	(1,470)

Present value of capitalized payments	22,246

Less current portion	5,986

Long-term portion	$16,260

          As of December 31, 2007, the Company had outstanding purchase commitments of approximately $50,200, primarily for the purchase of raw materials expected to be transacted within the next twelve months.
          The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Nine months Ending
	December 31,
	2007	2006
Beginning balance	$610	$551
Claims paid	(670)	(446)
Warranty expense	1,602	491
Foreign currency translation and other	35	17

Ending balance	$1,577	$613

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
15. Related Party Transactions
          The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $2,067 and $1,665 for the three-month periods, and $5,201 and $8,252 for the nine-month periods, ended December 31, 2007 and 2006, respectively. Purchases from Hitachi and its subsidiaries were $11,130 and $10,984 for the three-month periods, and $36,092 and $30,754 for the nine-month periods, ended December 31, 2007 and 2006, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $640 and $592 for the three-month periods, and $2,052 and $1,613 for the nine-month periods, ended December 31, 2007 and 2006, respectively. At December 31, and March 31, 2007, the Company had accounts receivable from Hitachi and its subsidiaries of $1,999 and $3,000, respectively. Also, at December 31, 2007 and March 31, 2007, the Company had accounts payable to Hitachi and its subsidiaries of $10,200 and $9,264, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 14.
     Opnext Japan, Inc. Related Party Agreements
          In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the Company entered into the following related party agreements:
     Sales Transition Agreement
          Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $818 and $561 for the three-month periods, and $2,307 and $1,434 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
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
     Opnext Japan Research and Development Agreement
          Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi will provide certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects will be owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects will be owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property will be jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,249 and $1,051 for the three-month periods, and $3,636 and $3,074 for the nine-month periods, ended December 31, 2007 and 2006, respectively.

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
     Raw Materials Supply Agreement
          Pursuant to the terms and conditions of the Raw Materials Supply Agreement and related agreements which have been entered into in furtherance of its objectives, Hitachi makes available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. The original Raw Materials Supply Agreement expired on July 31, 2007 and is automatically renewable for additional one-year periods unless either party provides written notice of its intent not to renew.
     Outsourcing Agreements
          Pursuant to the terms and conditions of various agreements which have been entered into between Opnext and Hitachi or, in certain instances, affiliates of Hitachi, Hitachi provides telecommunications services, and corporate support services, including information systems management, payroll, human resource administration and other general support. Specific charges for such services amounted to $437 and $334 for the three-month periods, and $1,289 and $916 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eleven and five seconded employees at December 31, 2007 and March 31, 2007, respectively.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
     Lease Agreements
          Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until December 31, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $150 and $140 for the three-month periods, and $430 and $444 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
     Trademark Indication Agreements
          Opnext and Opnext Japan, on the one hand, and Hitachi, on the other hand, are parties to two trademark indication agreements pursuant to which Hitachi granted to Opnext, Opnext Japan, and OPD the right to use the trademark indication “Powered by Hitachi” on a royalty-free basis in connection with the advertising, marketing, and labeling of certain products and related services in accordance with the terms and conditions set forth in the Trademark Indication Agreements. Each of these agreements expires on February 20, 2008.
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
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after December 31, 2006. There were two seconded employees at both December 31, 2007 and March 31, 2007.
     Lease Agreement
          OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions upon giving the joint venture nine months’ notice. The lease was amended effective April 1, 2006 to extend the term until March 31, 2011, with an additional automatic five-year extension, subject to either party’s notifying the other that it does not wish to extend the term.

OPNEXT, INC.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share amounts)
(Unaudited)
The lease payments for these properties were $15 and $16 for the three-month periods, and $44 and $49 for the nine-month periods, ended December 31, 2007 and 2006, respectively.
16.	Operating Segments and Geographic Information
     Operating Segments
          The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecommunications, data communication, industrial and commercial applications.
      Geographic Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Sales:
United States	$37,538	$34,970	$122,510	$84,068
Europe	15,266	16,275	50,631	41,167
Japan	9,107	7,591	24,224	23,513
Asia Pacific	4,497	2,900	13,449	8,735

Total	$66,408	$61,736	$210,814	$157,483

     Sales are attributed to geographic areas based on the bill to location of the customer.

	December 31,	March 31,
	2007	2007
Assets:
United States	$245,658	$240,985
Japan	132,319	106,880
Europe	20,712	19,984

Total	$398,689	$367,849

     The geographic designation of assets represents the country in which title is held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “depend,” “should,” “plan,” “estimated,” “could,” “may,” “subject to,” “continues,” “growing,” “prospective,” “forecast,” “projected,” “purport,” “might,” “if,” “contemplate,” “potential,” “pending,” “target,” “goals,” “scheduled,” “will likely be,” and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 22, 2007, as amended by Amendment No. 1 to our Amended Report on Form 10-K/A filed with the SEC on February 25, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2007, included in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.
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
     In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, the Company has determined that errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the fiscal quarters beginning September 30, 2005 through June 30, 2007. In addition, other income (expense), net, was not properly reported for the fiscal years ended March 31, 2006 and March 31, 2007 or for the fiscal quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and December 31, 2006.
      Restatement of Consolidated Financial Statements
     The following is a summary of the significant effects of the restatement on the Company’s consolidated statements of operations for the three-month and nine-month periods ended December 31, 2006 and cash flows for the nine-month period ended December 31, 2006.

	Three Months ended December 31, 2006
	(in thousands)
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$40,073	$1,035	$41,108
Gross margin	21,663	(1,035)	20,628
Operating income	3,235	(1,035)	2,200
Other income (expense), net	(646)	323	(323)
Income before income taxes	3,225	(712)	2,513
Net income	3,225	(712)	2,513
Earnings per share: Basic	0.06	(0.01)	0.05
Earnings per share: Diluted	0.06	(0.01)	0.05

	Nine Months ended December 31, 2006
	(in thousands)
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Cost of sales	$104,105	$1,461	$105,566
Gross margin	53,378	(1,461)	51,917
Operating income (loss)	528	(1,461)	(933)
Other income (expense), net	(1,719)	323	(1,396)
Income (loss) before income taxes	925	(1,138)	(213)
Net income (loss)	925	(1,138)	(213)
Earnings per share: Basic	0.02	(0.02)	(0.00)
Earnings per share: Diluted	0.02	(0.02)	(0.00)

Consolidated Statement of Cash Flows Data:
Net income (loss)	$925	$(1,138)	$(213)
Inventories	(20,036)	109	(19,927)
Accounts payable	13,538	1,022	14,560
Net cash used in operating activity	(9,804)	(7)	(9,811)
Effect of foreign exchange rates on cash and cash equivalents	74	7	81
The following factors may affect our future results of operations:
      Sales
          Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. The evaluation and qualification cycle prior to the initial sale of our products generally spans a year or more. Although we negotiate the sale of our products directly with most of our customers, certain purchase orders for our products are received from contract manufacturers on behalf of several of our network systems vendor customers following our direct negotiation with the respective customers. In addition, many of our network system vendor customers use third-party contract manufacturers to manufacture their network systems. Certain contract manufacturers purchase our products directly from us on behalf of the network systems vendors. Although we work with our network system vendor customers in the design and development phases of their systems, these customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we are increasingly dependent on contract manufacturers used by network system vendor customers for a significant portion of our revenue.
          Sales to telecommunication and data communication customers, our communication sales, accounted for 92.5% and 93.0% of our sales during the three-month periods, and 93.0% and 90.5% during the nine-month periods, ended December 31, 2007 and 2006, respectively. Also during the three-month and nine-month periods ended December 31, 2007 and 2006, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps and above products, represented 81.1% and 83.0%, and 82.1% and 78.6% of total sales, respectively.
          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month and nine-month periods ended December 31, 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent, accounted for 37.6% and 19.9%, and 38.0% and 22.0%, of our sales, respectively. Although we have expanded, and will continue to attempt to expand, our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.
          Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. While increasing demand for network services and for broadband access, in particular, is apparent, our success as a manufacturer of transmit and receive optical modules and components ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. The continued uncertainties in the communications industry and the global economy make it difficult to anticipate revenue levels from period to period.

          The decreasing price trends are primarily due to industry over-capacity, increased competition and the introduction of new or redesigned products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the timing or extent of these decreases. In the past we have experienced volume decreases primarily due to excess industry capacity, increased competition from other providers of competing products and during periods of declining demand for global information networks.
          Sales decreased $10.2 million, or 13.3%, from $76.6 million in the previous quarter ended September 30, 2007, partially offset by a $0.8 million benefit from fluctuations in foreign currency exchange rates. This decrease was primarily driven by a $9.6 million decrease in sales of our 10Gbps and above products, largely as a result of decreased demand in our 300 pin fixed wavelength products and vendor quality and production delays which limited our ability to ship 40Gbps products, and lower X2 revenues partially offset by increased demand for our XFP products. Sales of our less than 10Gbps products decreased $0.7 million, or 8.2%, from $8.2 million in the previous quarter ended September 30, 2007 primarily due to lower SFP revenues.
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
     We operate sales and marketing offices in several countries. During the three-month and nine-month periods ended December 31, 2007, revenues attributed to geographic areas were 56.5% and 58.1% in the United States, 23.0% and 24.0% in Europe, 13.7% and 11.5% in Japan, and 6.8% and 6.4% in Asia Pacific, respectively. As a result of this geographic diversity, our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations.
      Cost of Sales and Gross Margin
          Our cost of sales primarily consists of materials, including components which are either assembled at one of our three internal manufacturing facilities or at one of our several contract manufacturing partners or procured from third party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. In addition to our principal manufacturing facilities in Japan, we rely on contract manufacturers located in Asia for our supply of key products and we intend to expand our use of contract manufacturers outside of Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.
          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 81.2% and 73.8% (as restated) during the three-month periods and 78.7% and 80.1% (as restated) for the nine-month periods ended December 31, 2007 and 2006, respectively. While we anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
          Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and minimize warranty repair expenses, and fluctuations in foreign currency exchange rates. Gross margin decreased to 32.8 % for the three months ended December 31, 2007 from 35.2% in the previous quarter ended September 30, 2007 as favorable product mix was more than offset by higher per unit manufacturing costs generally resulting from lower volumes and yields, higher excess and obsolete inventory reserve requirements, increased warranty expenses to repair 40Gbps products, declining average selling prices and the negative effects of fluctuations in foreign currency exchange rates.
      Research and Development Costs
          Research and development costs consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $1.2 million and $1.1 million during the three-month periods, and $3.6 million and $3.1 million during the nine-month periods, ended December 31, 2007 and 2006, respectively, in connection with these agreements. In addition, our research and development costs primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. Although we expect that our future research and developments costs will increase to support planned future products and enhancements to our existing products, research and development expenses decreased $1.7 million to $8.7 million for the three-month period ended December 31, 2007 from $10.4 million for the previous quarter ended September 30, 2007. This decrease primarily resulted from lower material and outsourcing costs and the reversal of performance-based bonus accruals recorded earlier in the current year partially offset by higher employee costs and the negative effect from fluctuations in foreign currency exchange rates.

     Selling, General and Administrative Expenses
          Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, information technology, human resource and other general corporate functions as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. In addition, now that we are publicly traded, we incur significant costs associated with being a publicly traded company, including, but not limited to, the costs of compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other government regulations. Although we anticipate our selling, general and administrative expenses will rise as a result of higher revenues in the future, selling, general and administrative expenses decreased $1.0 million to $11.3 million for the three-month period ended December 31, 2007 from $12.3 million for the previous quarter ended September 30, 2007. This decrease primarily resulted from lower marketing communication cost and the reversal of performance-based bonus accruals recorded earlier in the current year, partially offset by higher stock-based compensation expenses and the negative effect from fluctuations in foreign currency exchange rates.
     Inventory
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider's physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise. As of December 31, 2007, inventories included inventory consigned to customers or third-party logistics providers pursuant to VMI arrangements of $6.6 million.
Significant Accounting Policies
          There have been no significant changes to our critical accounting policies, which are described in Amendment No. 1 to our Annual Report on Form 10—K/A for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on February 25, 2008.
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
Results of Operations for the Three- and Nine-Month Periods Ended December 31, 2007 and 2006
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)		(as percentage of sales)		(in thousands)		(as percentage of sales)
		(as		(as		(as		(as
		restated		restated)		restated)		restated)
Sales	$66,408	$61,736	100.0%	100.0%	$210,814	$157,483	100.0%	100.0%
Cost of sales	44,653	41,108	67.2%	66.6%	138,338	105,566	65.6%	67.0%

Gross margin	21,755	20,628	32.8%	33.4%	72,476	51,917	34.4%	33.0%
Research and development expenses	8,692	8,432	13.1%	13.7%	27,579	24,950	13.1%	15.8%
Selling, general and administrative expenses	11,304	9,993	17.0%	16.2%	34,860	27,794	16.5%	17.6%
Other operating (income) expense	(4)	3	0.0%	0.0%	(41)	106	0.0%	0.1%

Operating income (loss)	1,763	2,200	2.7%	3.6%	10,078	(933)	4.8%	(0.6)%
Interest income, net	2,119	636	3.2%	1.0%	6,956	2,116	3.3%	1.3%
Other income (expense), net	358	(323)	0.5%	(0.5)%	(865)	(1,396)	(0.4)%	(0.9)%

Income (loss) before income taxes	4,240	2,513	6.4%	4.1%	16,169	(213)	7.7%	(0.1)%
Income tax benefit (expense)	15	—	0.0%	0.0%	(71)	—	(0.1)%	0.0%

Net income (loss)	$4,255	$2,513	6.4%	4.1%	$16,098	$(213)	7.6%	(0.1)%

Comparison of the Three-Month Periods Ended December 31, 2007 and 2006
          Sales. Overall sales increased $4.7 million, or 7.6%, to $66.4 million in the three-month period ended December 31, 2007 from $61.7 million in the three-month period ended December 31, 2006, including a $0.8 million benefit from fluctuations in foreign currency exchange rates. During the three-month period ended December 31, 2007, our 10Gbps and above products increased $2.7 million, or 5.2%, to $53.9 million and our less than 10Gbps products increased $1.4 million, or 22.2%, to $7.5 million, while sales of our industrial and commercial products increased by $0.6 million, or 13.1%, to $4.9 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 40Gbps, XFP, X2 and 300 pin tunable products, partially offset by declining demand for 300 pin fixed wavelength and Xenpak products. The increase in our less than 10Gbps products primarily resulted from increasing demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes used in medical and defense and security applications, and our new family of high-powered laser diodes.
               For the three-month period ended December 31, 2007, Cisco and Alcatel-Lucent accounted for 37.6% and 19.9% of revenues, respectively. For the three-month period ended December 31, 2006, Cisco and Alcatel-Lucent accounted for 41.6% and 20.4% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.
          Gross Margin. Gross margin increased approximately $1.1 million to $21.8 million in the three-month period ended December 31, 2007 from $20.6 million (as restated) in 2006. Gross margin for the three-month period ended December 31, 2007 includes a $0.7 million negative effect from fluctuations in foreign currency exchange rates and a $1.0 million warranty charge to cover the Company’s anticipated future costs associated with replacing defective 40Gbps Digital Mux/Demux integrated circuits purchased from an external supplier that were included in 40Gpbs transceivers previously sold to our customers. In addition, gross margin for the three-month periods ended December 31, 2007 and 2006 include charges of $0.3 million and $1.6 million, respectively, for increased excess and obsolete inventory reserves.
          Gross margin decreased to 32.8 % for the three months ended December 31, 2007 from 33.4% (as restated) for the comparable period in 2006 as favorable product mix, lower per unit manufacturing costs generally derived from higher volumes, improved yields and lower material costs, and lower excess and obsolete inventory reserve requirements were more than offset by declining average selling prices, the negative effects of fluctuations in foreign currency exchange rates and the increase in warranty expenses to repair 40Gbps products. Management believes the increase in warranty expense associated with the repair of the 40Gbps transceiver product will be a one-time event since the transition to a redesigned integrated circuit was completed as of December 31, 2007.
          Research and Development Expenses. Research and development expenses increased $0.3 million to $8.7 million for the three-month period ended December 31, 2007 from $8.4 million for the three-month period ended December 31, 2006, including a $0.3 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.1% for the three-month period ended December 31, 2007 from 13.7% for the corresponding period in 2006. Research and development expenses increased primarily due to increased material, outsourcing and employee costs as well as higher stock-based compensation expenses and the negative effect from fluctuations in foreign currency exchange rates, partially offset by the reversal of performance-based bonus accruals recorded earlier in the current year.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million to $11.3 million for the three-month period ended December 31, 2007 from $10.0 million for the three-month period ended December 31, 2006, including a $0.2 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 17.0% for the three-month period ended December 31, 2007 from 16.2% for the corresponding period in 2006. Selling, general and administrative expenses increased primarily as a result of higher commission and logistics costs associated with increased sales volumes as well as higher employee costs, increased stock-based compensation expenses, the additional costs of being a public company and the negative effect from fluctuations in foreign currency exchange rates, partially offset by the reversal of performance-based bonus accruals recorded earlier in the current year.
          Other Operating (Income) Expenses. Other operating income for the three-month period ended December 31, 2007 was $4,000 and other operating expenses for the three-month period ended December 31, 2006 were $3,000 and consisted of gains and losses related to the disposal of certain obsolete fixed assets.
          Interest Income, Net. Interest income, net, increased $1.5 million to $2.1 million in the three-month period ended December 31, 2007 from $0.6 million in the corresponding period in 2006. Interest income, net, for the three-month period ended December 31, 2007 primarily consists of interest earned on cash and cash equivalents. Interest income, net, for the three-month period ended December 31, 2006 primarily consists of interest earned on cash and cash equivalents, partially offset by interest expense on short-term debt. The increase in interest primarily reflects higher cash and cash equivalent balances due to the net proceeds received from the Company’s initial public offering completed in February, 2007.
          Other Income (Expense), Net. Other income, net, was $0.4 million for the three-month period ended December 31, 2007 and consisted primarily of net exchange gains on foreign currency transactions. Other expense, net, was $0.6 million for the three-month period ended December 31, 2006 and consisted primarily of net exchange losses on foreign currency transactions.

          Income Taxes. During the three months ended December 31, 2007, the Company recorded a benefit related to the current period operating loss in the jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. During the three months ended December 31, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
Comparison of the Nine-Month Periods Ended December 31, 2007 and 2006
          Sales. Overall sales increased $53.3 million, or 33.9%, to $210.8 million in the nine-month period ended December 31, 2007 from $157.5 million in the nine-month period ended December 31, 2006, net of a $0.6 million decrease from fluctuations in foreign currency exchange rates. During the nine-month period ended December 31, 2007, our 10Gbps and above products increased approximately $49.3 million, or 39.8%, to $173.1 million and our less than 10Gbps products increased by $4.3 million, or 22.8%, to $23.0 million, while sales of our industrial and commercial products increased by $2.7 million, or 23.2%, to $14.4 million and DVD sales decreased by $3.2 million due to the final sale in September 2006 to Hitachi, the sole customer for these products. The increase in our 10Gbps and above products primarily resulted from increased demand for our X2, 40Gbps, 300 pin tunable, XFP and Xenpak products, partially offset by lower 300pin fixed wavelength demand. The increase in less than 10Gbps products primarily resulted from increased demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
               For the nine-month period ended December 31, 2007, Cisco and Alcatel-Lucent accounted for 38.0% and 22.0% of revenues, respectively. For the nine-month period ended December 31, 2006, Cisco and Alcatel accounted for 37.3% and 19.7% of revenues, respectively. No other customers accounted for more than 10% of total sales in either period.
          Gross Margin. Gross margin increased $20.6 million to $72.5 million in the nine-month period ended December 31, 2007 from $51.9 million (as restated) in the nine-month period ended December 31, 2006, including a $0.4 million benefit from fluctuations in foreign currency exchange rates. Gross margin for the nine-month period ended December 31, 2007 includes a $1.0 million warranty charge to cover the Company’s anticipated future costs associated with replacing defective 40Gbps Digital Mux/Demux IC’s purchased from an external supplier that were included in 40Gpbs transceivers previously sold to our customers. In addition, gross margin for the nine-month periods ended December 31, 2007 and 2006 include charges of $0.3 million and $1.6 million, respectively, to increase excess and obsolete inventory reserves. As a percentage of sales, gross margin increased to 34.4% for the nine-month period ended December 31, 2007 from 33.0% (as restated) for the nine-month period ended December 31, 2006. The gross margin improvement for the nine-month period ended December 31, 2007 was primarily due to the strength of 10Gbs and above product sales, cost reductions, lower excess and obsolete inventory reserve requirements and the benefit from fluctuations in foreign currency exchange rates, which were partially offset by the decline in average selling prices on most products and the increase in warranty expenses to repair 40Gbps products.
          Research and Development Expenses. Research and development expenses increased by $2.6 million to $27.6 million in the nine-month period ended December 31, 2007 from $25.0 million in the nine-month period ended December 31, 2006, net of a $0.2 million benefit from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.1% for the nine-month period ended December 31, 2007 from 15.8% for the corresponding period in 2006. Research and development expenses increased primarily due to increased material, outsourcing and employee costs and higher stock based compensation expenses, partially offset by lower performance-based bonus accruals.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.1 million to $34.9 million in the nine-month period ended December 31, 2007 from $27.8 million in the nine-month period ended December 31, 2006, net of a $0.1 million benefit from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.5% for the nine-month period ended December 31, 2007 from 17.6% for the corresponding period in 2006. Selling, general and administrative expenses increased primarily as a result of higher commission and logistics costs associated with increased sales volumes, higher employee costs and stock-based compensation expenses as well as the additional costs of being a public company, partially offset by lower performance-based bonus accruals.

          Other Operating (Income) Expenses. Other operating income for the nine-month period ended December 31, 2007 was $41,000 and other operating expenses for the nine-month period ended December 31, 2006 were $0.1 million and consisted of gains and losses related to the disposal of certain obsolete fixed assets, respectively.
          Interest Income, Net. Interest income, net, increased approximately $4.8 million to $7.0 million in the nine-month period ended December 31, 2007 from $2.1 million in the corresponding period in 2006. Interest income, net, for the nine-month period ended December 31, 2007 primarily consists of interest earned on cash and cash equivalents. Interest income, net, for the six-month period ended December 31, 2006 primarily consists of interest earned on cash and cash equivalents, partially offset by interest expense on short-term debt. The increase in interest primarily reflects higher cash and cash equivalent balances due to the net proceeds received from the Company’s initial public offering completed in February, 2007.
          Other Income (Expense), Net. Other expense, net, was $0.9 million and $1.4 million for the nine-month periods ended December 31, 2007 and 2006, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
          Income Taxes. During the nine months ended December 31, 2007, the Company recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense.
          Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. During the nine months ended December 31, 2006, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
Liquidity and Capital Resources
          During the nine-month period ended December 31, 2007, cash and cash equivalents increased by $3.6 million to $203.4 million from $199.8 million at March 31, 2007. This increase consisted of $9.8 million of net cash provided by operating activities and a $1.1 million benefit from fluctuations in foreign currency exchange rates, partially offset by $3.5 million of capital expenditures and $3.8 million for payment of capital lease obligations. Net cash provided by operating activities reflected our net income of $16.1 million, depreciation and amortization of $8.0 million and stock-based compensation expense of $2.4 million, partially offset by an increase in working capital of $16.7 million. The increase in working capital primarily resulted from an increase in inventory balances due to lower than anticipated third quarter sales and the settlement of performance-based bonus obligations related to the year ended March 31, 2007, partially offset by a reduction in accounts receivable and an increase in accounts payable. During the nine-month period ended December 31, 2007, we also entered into $8.9 million of new capital lease obligations.
          We believe that existing cash and cash equivalents and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          We are exposed to foreign currency, interest rate and commodity price risks.
          To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency fluctuations. For the three-month periods ended December 31, 2007 and 2006, 26.1% and 28.3% of revenues were denominated in Japanese yen, respectively, and 0.8% for both periods was denominated in euros. The remaining revenues were denominated in U.S. dollars. For the nine-month periods ended December 31, 2007 and 2006, 25.6% and 26.5% of revenues were denominated in Japanese yen, respectively, and 0.8% and 1.0% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.
          To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency fluctuations. During the three-month and nine-month periods ended December 31, 2007 and 2006, approximately 81.2% and 73.8% (as restated), and 78.7% and 80.1% (as restated), of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
          To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency fluctuations. During the three-month and nine-month periods ended December 31, 2007 and 2006, approximately 53.0% and 49.2.%, and 51.5% and 52.2%, of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
          As of December 31 and March 31, 2007, we had net receivable positions of $17.0 million and $25.2 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At December 31, 2007, we had one foreign currency exchange contract with a nominal value of $17.0 million to hedge this foreign currency exchange risk. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At December 31, 2007, we had three contracts in place with a nominal value of $15 million with expiration dates from January 2008 to March 2008 to hedge a portion of this future risk. During the three-month period ended December 31, 2007, we recorded a net foreign currency loss of $0.5 million in our statement of operations for our foreign currency forward contract, offsetting the foreign currency gain realized on our net receivable position. In addition, during the three-month period ended December 31, 2007, we recorded a net gain of $0.1 million to other comprehensive income for our three forward contracts in place to hedge our forecasted intercompany sales transactions. As of March 31, 2007, we had no outstanding forward contracts in place.
          We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effects of foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on the Company’s financial results.
          During the year ended March 31, 2006, we had short-term loans with The Bank of Tokyo-Mitsubishi UFJ which were due monthly. These loans were fully paid in February 2007 with proceeds from our initial public offering. Interest was paid monthly at TIBOR plus a premium which ranged from 0.56% to 0.89% during the nine-month period ended December 31, 2006.
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
          In the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, management discovered errors in the valuation of inventory consigned to a contract manufacturer as of the end of each of the quarters beginning September 30, 2005 through June 30, 2007. As a result of these errors, the Company restated its audited financial statements for the years ended March 31, 2007 and 2006, and has filed an amended report to restate these annual audited financial statements and the applicable quarterly periods covered in each of these years. Also, as a result of these errors, the Company has restated its financial statements for the quarter ended June 30, 2007 and has filed an amended report to restate these quarterly financial statements.
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

Changes in Internal Control Over Financial Reporting
     In connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, as fully described in Note 2 of the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007, management determined that the material weakness described above existed as of March 31, 2007 and for all subsequent periods and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company is in the process of designing additional and enhanced account verification and reconciliation procedures and review and analysis procedures with respect to the valuation of inventory consigned to the contract manufacturer as well as to other related accounts. Management believes these additional and enhanced procedures when fully implemented will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process.

PART II — Other Information
Item 1. Legal Proceedings.
     On February 20, 2008, a complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its present officers, one of whom is also a director, in connection with the restatement of its financial reports as referenced herein. The complaint was purportedly brought on behalf of purchasers of the Company’s common stock issued in connection with the Company’s initial public offering on February 14, 2007 and alleges that defendants violated the Securities Act of 1933. The complaint seeks damages but does not specify the amount sought. While the Company cannot predict the outcome of these proceedings or estimate the possible range of losses, if any, that may affect the Company’s results of operations or cash flows in a given period, the Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously.
Item 1A. Risk Factors.
     Risks Relating To Our Business and Industry
We participate in vendor managed inventory programs for the benefit of certain of our customers which could result in increased inventory levels and/or decreased visibility into the timing of revenues.
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as Opnext, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. Our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise and/or could decrease our visibility into the timing of when our finished goods will ultimately result in revenue generating sales.
          Certain VMI programs, particularly any involving products considered to be standard products, may require us to commit to delivering certain quantities of our products to our customers as consigned inventory without the customers having committed to purchase any quantity of such products. Such VMI programs increase the likelihood that estimates of our customers’ requirements which prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. Some of our products and supplies have in the past become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. For example, we incurred charges of $0.3 million and $1.6 million, respectively, for increased excess and obsolete inventory during the three-month periods ended December 31, 2007 and 2006, respectively. If we or our customers with which we participate in VMI programs fail to accurately predict the demand for our products, we could incur additional excess and obsolete inventory write-downs. If we are unable to effectively manage the implementation of, and proper inventory management planning associated with, our customers’ VMI programs, our financial condition and results of operations could be materially adversely affected.
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
     The occurrence of any defects in our products could give rise to liability for damages caused by such defects. Any defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. For example, in the three-month period ended December 31, 2007, we incurred a $1.0 million warranty charge to cover anticipated future costs associated with replacing defective 40Gbps Digital Mux/Demux integrated circuits purchased from an external supplier that were included in 40Gpbs transceivers previously sold to our customers.
We have recently been the target of a securities class action complaint and are at risk of future securities class action litigation. This or any additional litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.
          On February 20, 2008, a purported securities class action complaint was filed in the United States District Court for the District of New Jersey (the “Complaint”) against the Company and certain of its present officers, one of whom is also a director (collectively, the “Defendants”). The Complaint purports to be brought on behalf of purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus issued in connection with the Company’s initial public offering on February 14, 2007, through February 13, 2008, and alleges that Defendants violated the Securities Act of 1933. The Complaint seeks damages but does not specify the amount of damages sought. The time to answer or otherwise respond to the Complaint has not yet run. While the Company cannot predict the outcome of these proceedings, the Company believes that it has meritorious defenses to the asserted claims. There can be no assurance, however, that this action will not result in a material recovery against, or expense to, us. We expect to incur legal fees in responding to this lawsuit and the expense of defending this, or any additional litigation which may arise, may be significant. The amount of time to resolve this lawsuit, or any additional lawsuits, is unpredictable and such litigation may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
We may be subject to potential shareholder litigation resulting from a lack of effective internal control over financial reporting.
          A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
          Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of the Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing the Company’s financial statements for the quarter ended December 31, 2007, errors occurred in the valuation of inventory consigned to one of its contract manufacturers and that, as a result, the Company’s inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007 and the Company’s inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, the Company restated its audited financial statements for the years ended March 31, 2007 and 2006, and filed an Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as an Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the fiscal quarters ended June 2007 and September 30, 2007. These restatements caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls did not identify the errors on a timely basis.
     A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to further stockholder litigation and the costs associated therewith.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     On December 12, 2007, the Nominating/Corporate Governance Committee (the “Committee”) of our Board of Directors (the “Board”) adopted the following procedures by which stockholders may recommend nominees to our Board:
          It is the policy of the Committee to consider candidates for nomination as a director recommended by stockholders on the same terms as candidates identified by the Committee, other Board members or any other party, if the stockholder follows the procedures and provides the information discussed below.
          Any stockholder who intends to propose a candidate for nomination as a director must deliver written notice to the Secretary of the Company setting forth information with respect to the stockholder and the nominee, including (a) information detailing the nominee’s biographical data (including business experience, service on other boards, and academic credentials), (b) all transactions and relationships, if any, between the nominating stockholder or such nominee, on the one hand, and the Company or its management, on the other hand, as well as any relationships or arrangements, if any, between the nominating stockholder and the nominee and any other transactions or relationships of which the Board should be aware in order to evaluate such nominee’s potential independence as a director, (c) information detailing if the nominee or the nominating stockholder is involved in any ongoing litigation adverse to the Company or is associated with an entity which is engaged in such litigation and (d) information as to whether the nominee or any company for which the nominee serves or has served as an officer or director is, or has been, the subject of any bankruptcy, SEC or criminal proceedings or investigations, any civil proceedings or investigations related to fraud, accounting or financial misconduct, or any other material civil proceedings or investigations. The notice must also contain a written consent confirming the nominee’s (a) consent to be nominated and named in the Company’s proxy statement and, if elected, to serve as a director of the Company and (b) agreement to be interviewed by the Committee and submit additional information if requested to do so.
          The Company welcomes proposals from stockholders at any time during the year. However, for a candidate to be considered for nomination at an upcoming annual meeting of stockholders, the above-referenced notice must be received at the Company’s principal executive offices not less than 120 calendar days before the first anniversary of the date the Company’s proxy statement was sent to stockholders in connection with the previous year’s annual meeting of stockholders. If the Company did not hold an annual meeting the previous year, or if the date of this year’s annual meeting has been changed by more than thirty (30) days from the date of the previous year’s meeting, then any such notice must be received sufficiently in advance of the Company’s annual meeting to permit the Committee to complete its review in a timely fashion.
          Once potential candidates are identified (whether by stockholders or otherwise), the Committee will review the backgrounds of those candidates. Candidate(s) who appear to be suitable based upon the candidate(s) qualifications and the Board’s needs will then be interviewed by the independent directors and executive management and may be asked to submit additional information to the Company (as requested by the Committee), after which the Committee will make its recommendation to the Board. If the Board approves the Committee’s recommendation, the recommended candidate is nominated for election by the Company’s stockholders or the candidate is appointed by the Board to fill a vacancy on the Board.

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

