Form 10-K
period 2008-03-31
OPNEXT INC
filed 2008-06-16
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33306

Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive office)	(Zip Code)
(732) 544-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of September 30, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $214,388,126, based upon the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on September 28, 2007 of $11.60 per share.

As of June 12, 2008, 64,623,847 shares of the registrant’s common stock were outstanding.

EX-10.4.D:	FORM OF AMENDMENT TO STOCK APPRECIATION RIGHT AGREEMENT
EX-23.1:	CONSENT OF ERNST & YOUNG LLP
EX-31.1:	CERTIFICATION
EX-31.2:	CERTIFICATION
EX-32.1:	CERTIFICATION
EX-32.2:	CERTIFICATION

PART I

Item 1.	Business

Business Description

We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. Our transceiver modules, which typically utilize our lasers and detectors, convert signals between electrical and optical for transmitting and receiving data over fiber optic networks, a critical function in optical communications equipment. In particular, we are a leader in both the telecommunications and data communications applications for the fast growing market for 10Gbps and 40Gbps transceiver modules and optical components. Our expertise in core semiconductor laser and other optical communications technologies has helped us create a broad portfolio of products that address customer demands for higher speeds, wider temperature ranges, smaller sizes, lower power consumption and greater reliability than other products currently available in the market. We view ourselves as a strategic vendor to our customers and we have well-established relationships with many of the leading telecommunications and data communications network systems vendors such as Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Hitachi, Ltd. (“Hitachi”).

Telecommunications and data communications networks are becoming increasingly congested due to the growing demand from consumers, enterprises and institutions for high bandwidth applications. This bandwidth constraint has caused network service providers to turn to their equipment vendors to provide solutions that maximize bandwidth and reliability while minimizing cost. Increasing the communications data rate in networks is an important element of easing network congestion, and, as a result, network service providers are deploying 10Gbps and 40Gbps equipment more broadly throughout their networks. We have a broad portfolio of industry-defined product types, including tunable and fixed wavelength 300 pin, XENPAK, X2, XPAK, XFP, SFP+, XMD and SFP modules, which can be adjusted to operate at specific wavelengths enabling higher bandwidth on each optical fiber. We focus on the 10Gbps, 40Gbps and above markets which we believe are some of the fastest growing and most important in the communications industry.

We were founded in September 2000 as a subsidiary of Hitachi and subsequently spun-out of its fiber optic components business. We draw upon a 30-year history of fundamental laser research, manufacturing excellence, and product development that has helped create several technological innovations such as the creation of 10Gbps and 40Gbps laser technologies. We work closely with Hitachi’s renowned research laboratories under long-term contractual relationships to conduct research and commercialize products based on fundamental laser and photodetector technology. We view our relationship with Hitachi as a competitive advantage because this relationship helps us remain a leader in fundamental semiconductor laser research for the communications market. These research efforts have enabled us to develop market leadership in the 10Gbps and 40Gbps transceiver module market and place us in a strong position to develop differentiated products for emerging higher-speed markets, such as the 40GbE and 100Gbps markets.

Since our founding in 2000, we have expanded our customer base, increased our design wins and made significant operational improvements. In addition, we have expanded our product lines and our patent portfolio, which, as of May 31, 2008, included 449 awarded patents and 328 pending patent applications, as well as acquired and integrated two businesses. Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout the Americas, Europe, Japan and Asia Pacific. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell into select industrial and commercial applications where we can apply our core laser capabilities, such as medical systems, laser printers and barcode scanners. In February 2007, we completed our initial public offering from which we received net proceeds of approximately $170.9 million.

Industry Background

Over the past several years, telecommunications networks have undergone significant changes as network service providers pursue more profitable service offerings and lower operating costs. Network service providers continue to add high speed network access such as Wi-Fi, WiMAX, 3G, DSL, cable and FTTx, and are converging traditionally separate networks for delivering voice, video and data into IP-based integrated networks. Concurrent with these trends, a growing demand for high bandwidth applications such as e-mail, music and video downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV is challenging network service providers to supply increasing bandwidth to their customers. These applications drive increased network utilization across the core and at the edge of wireline, wireless and cable networks, which we collectively refer to as telecommunications networks. Additionally, in data communications, enterprises and institutions are managing the rapidly escalating demands for data and bandwidth and are upgrading and deploying their own high speed local, storage and wide area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks.

Both telecommunications and data communications networks are utilizing optical networking technologies capable of supporting higher speeds, additional features and greater interoperability to accommodate higher bandwidth requirements and achieve the lowest cost. Today, both telecommunications network systems vendors such as Alcatel-Lucent and data communications network systems vendors such as Cisco are producing optical systems increasingly based on 10Gbps and 40Gbps speeds, including multi-service switches, DWDM transport terminals, access multiplexers, routers, Ethernet switches and other network systems. Mirroring the convergence of telecommunications and data communications networks, these network systems vendors are increasingly addressing both telecommunications and data communications applications. Faced with technological and cost challenges, they are focusing on their core competencies of software and systems integration, and are relying upon established module and component suppliers for the design, development and supply of critical hardware components such as products that perform the optical transmit and receive functions.

To address the increased network speed requirements, optical module and component companies need to provide products that incorporate improved semiconductor laser technology that addresses power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability:

•	The Power Challenge. Modules that operate at 10Gbps consume two to more than five times as much electrical power as those modules operating at the preceding data rate and the power challenges are expected to become more difficult as the industry moves beyond 10Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher temperature tolerance and improved efficiency which reduces power consumption and enables smaller form factor modules to be used.

•	The Temperature Challenge. Within an optical module, the laser diode is the component most sensitive to temperature. As a result, 10Gbps modules have in the past been constrained to 70°C maximum operating case temperature. Even in temperature controlled environments, heat dissipation from neighboring electronic components can raise internal equipment temperatures to levels that degrade laser and module performance. Furthermore, some network equipment is located outdoors in non-temperature controlled environments where transceiver modules need to operate reliably up to an operating case temperature of +85° C. Therefore, customers are demanding optical modules that can operate at wider temperature ranges, especially incorporating uncooled lasers that do not require costly and inefficient thermoelectric coolers.

•	The Size Challenge. The system throughput, data rate of each port and the overall chassis dimensions of a system define the bandwidth capacity of that system. Network service providers and enterprises have limited space in which to house their optical network equipment within an office or equipment room. Expanding the capacity of a system requires increasing the number of ports and the data rate of those ports. To meet these higher speed and density requirements, industry leaders have defined smaller 10Gbps transceiver packages. As the size of these packages decreases, so does their ability to dissipate heat making it virtually impossible to support cooled laser technology. Therefore, lower power consumption uncooled laser technology with

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

Our Key Advantages

We are a leading designer and manufacturer of transmit and receive optical modules and components which enable high-speed telecommunications and data communications networks globally. We believe we offer the most comprehensive 10Gbps transceiver product portfolio in the communications industry. We believe we are a leader in the 40Gbps client and line side module market and a leader in the development of 40GbE and 100Gbps technologies. Our modules and components are utilized by leading telecommunications and data communications network systems vendors such as Cisco and Alcatel-Lucent. We have positioned ourselves as a strategic vendor for our customers by engaging them early in their planning cycle to help guide product development, addressing the key market requirements and maintaining market leadership in core semiconductor laser-based technology. We believe customers choose to work with us for several reasons, including:

Technology Leadership.  Our products are built on a foundation of optical technologies based on more than 30 years of research and development experience, resulting in 449 patents awarded and 328 patent applications pending worldwide as of May 31, 2008. Our technological innovation extends to core semiconductor laser design and materials systems, optical and electronic component integration, high precision wavelength stability for DWDM and tunable applications, and high speed transmission design for 10Gbps, 40Gbps and higher speeds. The semiconductor laser is at the core of all optical systems and is one of the most complex aspects of optical communications with a long development cycle. We are one of only a limited number of global providers of high performance 10Gbps and 40Gbps lasers. We conduct our research both independently and through long-term contractual relationships with Hitachi. We are committed to conducting fundamental semiconductor laser research as a source of differentiation. By maintaining leadership in semiconductor laser technology, we are able to better maximize the performance of our transceiver modules as well as gain cost and operational efficiencies through selective vertical integration.

Broad Product Line.  We have one of the most comprehensive transmit and receive optical module portfolios for both telecommunications and data communications applications, particularly for 10Gbps and 40Gbps transceiver modules. Our products support a wide range of data rates, protocols, wavelengths, transmission distances and industry standard platforms. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceiver modules, and new or planned products for emerging product platforms such as SFP+, 40GbE, 100Gbps, XLMD and XMD. We believe the breadth of our product portfolio positions us favorably with leading network systems vendors seeking to reduce their number of suppliers in favor of partnering with suppliers with greater product capabilities and expertise.

Superior Performance.  Our performance advantage is, in most cases, due to our use of our industry leading lasers, superior integration and module design capabilities. Our core semiconductor laser technology allows us to efficiently design products that exceed the current power, size, temperature and reliability requirements of our customers, thus providing them with additional system level reliability and design flexibility. For example, one of our recent products is an indium phosphide and aluminum based 10Gbps uncooled DFB laser that enables 10Gbps optical transceivers to have an operating case temperature of 85° C and provides network system vendors additional heat tolerance margin. This technology delivers reduced power consumption that enables high port density and smaller packages such as SFP+. Additionally, this technology is allowing us to develop new 10Gbps modules to be used in outdoor non-temperature controlled environments and enable higher capacity in our customers’ next generation systems. In addition to our superior technological performance, we have established long-term relationships with customers by working closely with them to better understand the individual requirements of their products and by providing superior customer service and technical support.

Continuous Innovation.  We continuously innovate in laser and optical technologies such as uncooled DFB lasers, cooled and uncooled EA-DFBs, and new developments in tunable lasers. As a result, our customers often involve us early in the planning process for their next generation of products or engage us to create custom solutions for complex problems. Our early involvement in the design cycles of our customers’ products deepens our understanding of their long-term needs, increases our strategic importance to these customers and enhances our ability to cost effectively introduce new products that best address their needs. We were also the first to market or have been a leading market innovator in products such as 10Gbps lasers, 10Gbps 300 pin transceivers, a DWDM version of XENPAK and X2 transceivers, a 40Gbps laser and 300-pin transceiver, an APD that meets the more stringent long distance telecom specification and an uncooled XFP module operating at 85° C.

MSA Leadership.  We actively participate with network systems vendors and module and component vendors in the establishment of multi-source agreements, also known as MSAs, which define new product generations. Many customers use these MSAs as a framework for the design of their new systems. These MSAs specify the mechanical dimensions, electrical interface, diagnostic and management features and other key specifications such as heat and electrical interference that enable network systems vendors to plan their new systems accordingly. We are able to substantially influence the MSAs due to our sustained leadership position in the industry and understanding of key customer needs, an understanding developed via our close relationships at the research and development planning level and our extensive technical support resources. We were founders or early members of successful 10Gbps MSAs such as 300 pin, XENPAK, X2 SFP+, XLMD and XMD. Moving forward we expect to establish new MSA’s for 40GbE and 100Gbps modules. We believe our involvement in MSA committees, in which our customers also participate, contributes to customer confidence that our new products will meet their performance, quality and manufacturing expectations.

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

Semiconductor Laser Design & Manufacturing.  We are a leading manufacturer and designer of lasers for high speed fiber optic communications such as 10Gbps and 40Gbps. In the development and manufacturing of new lasers, we utilize accumulated knowledge in areas such as semiconductor growth, semiconductor materials systems, quantum well engineering, design for very precise wavelengths, and high frequency performance. This knowledge enables performance improvements such as miniaturization, wavelength control, wide temperature, and high speed operation, and provides us with a time and knowledge advantage over companies that source their 10Gbps and 40Gbps lasers from other companies.

Optical Semiconductor Materials.  Central to our laser design and manufacturing is our experience and research in materials, one of the most challenging aspects of optical communications technology and a source of competitive advantage. Our advances in optical semiconductor materials have enabled us to develop new lasers that are more compact, offer greater control of the light emitted and utilize less power to operate. For example, our innovations in the use of aluminum in semiconductor lasers are utilized in several of our new lasers including our uncooled DFB laser and an EA-DFB laser which integrates a modulator with the DFB laser on the same chip. The use of aluminum gives these lasers increased temperature tolerance, improved efficiency, faster response time and greater wavelength stability, all while achieving or exceeding industry reliability requirements. Our research continues on new materials systems for use in developing new laser structures that provide further improvements in laser operating temperature and efficiency. We also have developed novel techniques for the use of the materials system InAlAs in the construction of high performance avalanche photodiodes which is central to performing the receive function.

Subassembly Design.  Laser diodes and photodetectors are particularly sensitive to external forces, fields and chemical environments, so they are typically housed in a hermetically sealed package. These laser diodes and photodetectors are placed upon special ceramic circuit boards and are packaged into a mechanical housing with certain electronics into transmit or receive optical subassemblies, or TOSA and ROSA, respectively. We have experts dedicated to TOSA and ROSA design with fundamental knowledge in laser physics, high frequency design and mechanical design who have garnered numerous patents. We are a founding member of the XMD and XLMD MSA’s which create a platform of miniature, high performance TOSAs and ROSAs for 10Gbps and 40Gbps that can be used across multiple products and sold to external customers.

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

Our research and development plans are driven by customer input obtained by our sales and marketing teams and in our participation in various MSAs, and by our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers of our progress to achieve better alignment in our product and technology planning. For new components and more complex modules, research and development is conducted in close collaboration with our manufacturing operations to shorten the time to market and optimize the manufacturing process. We generally perform product commercialization activities ourselves and utilize our Hitachi relationship to jointly develop or fund more fundamental optical technology such as new laser designs and materials systems.

Products

We design, manufacture and market optical modules and components that transmit and receive data. Our products are used in both telecommunications and data communications markets, and we have one of the most comprehensive transceiver product portfolios for these markets, particularly at 10Gbps and 40Gbps data rates. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio primarily consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceiver modules, and new or planned products for emerging product platforms such as SFP+, 40GbE, 100Gbps, XLMD and XMD. We sell transmit and receive optical modules and components, which are optical components that either generate or receive light signals, and our products are distinguished by their reliability and superior performance across several technical parameters.

The primary components that comprise all of our products are laser diodes and photodetectors. The laser diode provides the light source for communication over fiber optic cables. Our current communications laser diode product offering includes DFB lasers and EA-DFB lasers at selected 2.5Gbps, 10Gbps and 40Gbps data rates and 1310nm and 1550nm wavelengths. We expect our future developments to include tunable lasers, 25Gbps EA-DFB lasers for use in 100Gbps (4 x 25Gbps) applications, and 40GbE laser source(s). Photodetectors receive the optical signal; we offer high performance avalanche photodiodes, or APDs, that operate at the same data rates and wavelengths as our lasers. We believe our laser diodes and photodetectors offer superior performance in key metrics such as reliability, temperature range, power consumption, stability and sensitivity.

The next level of integration involves packaging the laser diodes or photodetectors with integrated circuits and other electronic components that perform various control and signal conversion functions. A transmitter combines a laser diode with electronic components that control the laser and convert electrical signals from the network systems equipment into optical signals for transmission over optical fiber. A receiver combines a photodetector with electronic components that performs the opposite function, namely, converting the optical signal back into electrical form for processing by the network systems equipment. A transceiver combines both transmit and receive functions in a single module.

Our modules support a wide range of protocol interfaces for telecommunications and data communications systems such as Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155Mbps to 40Gbps as well as utilizing DWDM and tunable technology. Depending on the system type, telecommunications systems may have two to sixteen transceiver modules typically mounted onto line cards while data communications systems may have from two to forty-eight ports. Optical network systems vendors now rely upon transceiver modules to perform transmit and receive functions in most of their new system designs.

Our products include:

Product Line
Product Types	Equipment	Application	Speed	Reach	Shipping

300 pin	Transport & Routers	Telecom & Datacom	40/43Gbps	2km, Tunable PSBT and DPSK	Since 2004
300 pin	Transport, MSS, Routers & AM*	Telecom & Datacom	10Gbps	600m, 2km, 12km, 20km, 40km, 80km, DWDM & Tunable	Since 2000
XENPAK	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km & DWDM	Since 2002
X2	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km & DWDM	Since 2004
XPAK	Servers, Switches	Datacom & Storage	10Gbps	300m, 10km	Since 2005
XFP	Transport, MSS, Switches, Routers & AM, Servers	Telecom, Datacom & Storage	10Gbps	300m, 600m, 2km, 12km, 20km, 40km, 80km & DWDM	Since 2004
SFP+	Servers, Switches	Datacom & Storage	8-10Gbps	100m, 300m, 10km & 40km	Since 2007
XMD and XLMD TOSA & ROSA	Transceiver Modules	Telecom & Datacom	10-43Gbps	10km, 40km, 80km	Since 2005
LDM/PDM	Transport & MSS	Telecom	10Gbps	40km, 80km, DWDM	Since 2000
SFP	Transport, MSS, Routers & AM	Telecom	155Mbps, 622Mbps, 2.5Gbps	2km, 15km, 40km, 80km, DWDM	Since 2003
SFP	Hubs & Switches	Datacom	1.25Gbps	500m, 10km, 80km	Since 2004

*	MSS refers to multi-service switches and AM refers to access multiplexers.

For the industrial and commercial markets, we offer lasers and infrared LEDs for a variety of specialized applications. Our products include visible lasers around the 635nm, 650nm and 670nm wavelengths for applications such as laser printing, industrial barcode scanning, medical imaging and professional contractor tools; lasers around the 780nm and 830nm wavelengths for scientific measurement, night vision, and other infrared applications; and infrared LEDs around the 760nm, 840nm and 880nm wavelengths for sensors used in robotics and other industrial applications.

Customers

We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide including Alcatel-Lucent, Ciena Corporation, Cisco, ECI Telecom LTD, Extreme Networks, Inc., Fujitsu Limited, Hitachi, Huawei Technologies Co., Ltd, Juniper Networks, Inc., Mitsubishi Electric Corp., Neterion, Inc. and Sumitomo Electric Industries, Ltd. The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Additionally, Cisco and Alcatel-Lucent have consistently been our two largest customers. Cisco, our largest data communications customer, represented 40.0%, 37.7% and 27.9% of our total revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Alcatel-Lucent is our largest telecommunications customer, representing 20.0% of our total revenue for the fiscal years ended March 31, 2008 and 2007 while Alcatel represented 12.7% our total revenues for the fiscal year ended March 31, 2006. Hitachi accounted for 3.2%, 4.3% and 15.0% of our total revenues for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Other than Cisco, Hitachi, Alcatel-Lucent and Alcatel, no other customer accounted for more than ten percent of sales in the fiscal years ended March 31, 2008, 2007 and 2006. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers.

Our customers in the industrial and commercial markets consist of a broad range of companies that design and manufacture laser-based products, including medical and scientific systems, industrial bar code scanners, professional grade construction and surveying tools, gun sights and other security equipment, sensors for robotics and industrial automation, and printing engines for high-speed laser printers and plain paper copiers.

Competition

The market for optical modules and components is highly competitive and is characterized by continuous innovation. While no company competes against us in all of our product areas, our competitors range from the large, international companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications markets, we compete primarily with the suppliers of transmit and receive optical modules and components, at both the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level such as transceivers for telecommunications and data communications applications. Competitors include Avago, Avanex, Bookham, Emcore, Finisar, Fujitsu, JDS Uniphase, Mitsubishi, Optium, and Sumitomo (which markets products in North America as Excelight). The market for optical modules and components is highly competitive. We believe the principal competitive factors are:

•	product performance, including size, speed, operating temperature range, power consumption and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	ability to introduce new products in a timely manner that meet customers’ design-in schedules and requirements;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	sales channels; and

•	ability to comply with new industry MSAs and requirements.

In our industrial and commercial product lines, we principally compete with Sanyo, Sony, Arima and QSI. We believe the principal competitive factors are:

•	price to performance characteristics;

•	delivery performance and lead times;

•	breadth of product solutions;

•	sales, technical, and post-sales service and support; and

•	sales channels.

Because some of our competitors have longer operating histories and have greater financial, technical, marketing and other resources than we have, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data communications markets, some of our competitors offer broader product portfolios by supplying passive components or a broader range of lower speed transceivers. Other competitors may also have preferential access to certain network systems vendors or offer directly competitive products which may have certain better performance measures than our products. In addition, our competitors that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, although we believe we currently compete favorably with our competitors, we cannot be assured that we will be able to compete successfully against either current or future competitors in the future.

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

Our contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand, Mexico and the United States. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

We follow established new product introduction processes that ensure product reliability and manufacturability by controlling when new products move from sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize comprehensive manufacturing resource planning systems to coordinate procurement and manufacturing with our customers’ forecasts. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each customer account to provide a clear interface to our customers, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at 10Gbps and

40Gbps and above, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development, and represent us in MSAs.

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

As of May 31, 2008, we had been issued 449 patents, of which 139 patents are from the same technology in different jurisdictions, and have 328 patent applications pending, of which 97 patents are from the same technology in different jurisdictions. Patents have been issued in various countries including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the 172 patents issued in the U.S., 20 will expire within the next five years and, of those, nine will expire in the next two years. Of the 202 patents issued in Japan, 32 will expire in the next five years and, of those, 22 will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions.

For technologies that we develop in cooperation with Hitachi, either on a joint development or funded project basis, we have contractual terms that define the ownership, use rights, and responsibility for intellectual property protection for any inventions that arise. We also benefit from long-term cross-licensing agreements with Hitachi that allow either party to leverage certain of the other party’s intellectual property rights worldwide.

Opnext is a registered trademark in the U.S., Japan and the European Union as a Community Trademark (CTM). Trademark registration is pending in China. We have four product family names trademarked with one pending. The licensing agreement with Hitachi to utilize the indication “Powered by Hitachi” expired February 20, 2008 and we have ceased using such indication.

We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information, non-competition and invention assignment agreement with us when they join and are reminded of their responsibilities when they leave. We also enforce a confidential information and invention assignment agreement with contractors.

Employees

As of May 31, 2008, we had 438 full-time employees. Of the 438 employees, 333 are located in Japan, 93 in the U.S., eight in Europe and four in China. Of our 438 total employees, 159 are in research and development, 146 are in manufacturing, 80 are in sales and marketing, and 53 are in administration. We consider our relationships with our employees to be good. In addition, none of our employees is represented by a labor union.

Item 1A.	Risk Factors

Risks Relating To Our Business and Industry

We depend on a limited number of customers for a significant percentage of our revenues, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

A limited number of customers have, historically, consistently accounted for a significant portion of our revenues. For example, for the fiscal years ended March 31, 2008 and 2007, Cisco and Alcatel-Lucent accounted for 40.0% and 20.0% and 37.7% and 20.0% of revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future. Although we are attempting to expand our customer base, the markets in which we sell our optical components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

We are dependent on contract manufacturers for a significant portion of our revenue.

Many of our original equipment manufacturer (“OEM”) customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. These contract manufacturers represented 54.0% and 47.0% of our total revenue for the fiscal years ended March 31, 2008 and 2007, respectively. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a significant portion of our revenue. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers which work with our OEM customers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected.

Uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.

Fluctuations and changes in our customers’ demand are common in our industry. Such fluctuations, as well as quality control problems experienced in our manufacturing operations or those of our third-party contract manufacturers, may cause us to experience delays and disruptions in our manufacturing process and overall operations and reduce our output capacity. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or canceled, which would negatively affect our revenues, operating income, strategic position at customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production which in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such delays, disruptions and cancellations.

We participate in vendor managed inventory programs for the benefit of certain of our customers which could result in increased inventory levels and/or decreased visibility into the timing of revenues.

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as Opnext, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. Our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise and decrease our visibility into the timing of when our finished goods will ultimately result in revenue generating sales.

Certain VMI programs, particularly any involving products considered to be standard products, may require us to commit to delivering certain quantities of our products to our customers as consigned inventory without the customers having committed to purchase any quantity of such products. Such VMI programs increase the likelihood that estimates of our customers’ requirements which prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. Some of our products and supplies have in the past become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. For example, we incurred charges of $0.7 million and $1.6 million, respectively, for increased excess and obsolete inventory during the fiscal years ended March 31, 2008 and 2007, respectively. If we or our customers with which we participate in VMI programs fail to accurately predict the demand for our products, we could incur additional excess and obsolete inventory write-downs. If we are unable to effectively manage the implementation of, and proper inventory management planning associated with, our customers’ VMI programs, our financial condition and results of operations could be materially adversely affected.

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

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on and our production capacity for those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture such as lasers and photodetectors due to the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our revenues and operating profit.

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

We depend on facilities located outside of the United States to manufacture our products, which subjects us to additional risks.

In addition to our principal manufacturing facilities in Japan, we rely on contract manufacturers located in Asia and elsewhere for our supply of key products and we intend to expand our use of contract manufacturers outside of Japan. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liabilities, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations, including, but not limited to, the levels of inventory associated therewith;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and

•	the outbreak of infectious diseases which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

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

Competition has intensified as additional competitors enter the market and current competitors expand their product lines. The industry has experienced an increase in low-cost providers of certain product lines. Companies competing with us may introduce products that are more competitively priced, have greater performance, functionality or reliability, or our competitors may have stronger customer relationships, and may be able to react quicker to changing customer requirements and expectations. Increased competitive pressure has in the past and may in the future result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business and operating results. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. A reduction in pricing for any existing or future customers may result in reduced pricing for other existing or future customers since our customers’ pricing is established pursuant to pricing agreements of not more than one year in duration or upon receipt of purchase orders. All of the pricing agreements with our customers provide either that prices will be set at invoicing or at various intervals during the year or require us to offer our existing customers the most favorable pricing terms. All of these situations enable our customers to frequently negotiate based upon prevailing market price trends. As product prices decline, our average selling prices and operating profits would decline.

Decreases in average selling prices of our products may reduce operating profit and net income, particularly if we are not able to reduce our expenses commensurately.

The market for optical components continues to be characterized by declining average selling prices resulting from factors such as increased price competition among optical component manufacturers, excess capacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that average selling prices will decrease in the future in response to product introductions by our competitors or us, or in response to other factors, including price pressures from significant customers. In order to sustain profitable operations, we must, therefore, continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and operating profit to decline.

In the current environment of declining average selling prices, we must continually seek ways to reduce our costs to maintain our operating profit and net income. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures. To remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain our operating profit and net income.

Shifts in our product mix may result in declines in operating income and net income.

Our gross profit margins vary among our product families, and are generally higher on our 10G and above products. Our optical products sold for longer distance applications typically have higher gross margins than our products for shorter distance applications. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall operating income has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

If demand for optical systems, particularly for 10Gbps and 40Gbps network systems, does not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of transmit and receive optical modules and components ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. The continued uncertainties in the communications industry and the global economy make it difficult for us to anticipate revenue levels. Continued uncertain demand for optical components would have a material adverse effect on our results of operations. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content due to insufficient copy protection and uncertainty regarding long-term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.

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

The occurrence of any defects in our products could give rise to liability for damages caused by such defects. Any defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. For example, in the fiscal year ended March 31, 2008, we incurred a $1.0 million warranty charge to cover anticipated future costs associated with replacing defective 40Gbps Digital Mux/Demux integrated circuits purchased from an external supplier that were included in 40Gpbs transceivers previously sold to our customers.

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

Numerous patents in our industry are held by others, including our competitors and academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. For example, on March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc. (“Opnext Japan”), alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. While we believe that we have meritorious defenses to the asserted claims, there can be no assurances that this action will not result in a material recovery against, or expenses to, us.

In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit sales of our existing products and the development of new products for our markets. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

If we are unable to obtain a license from a third-party, or successfully defeat their infringement claim, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. There may be third parties that refrained from asserting intellectual property infringement claims against our products or processes while we were a majority-owned subsidiary of Hitachi that may elect to pursue such claims now that we are no longer a majority-owned subsidiary of Hitachi. For example, on March 31, 2008, Furukawa filed a complaint against Opnext Japan, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. While we believe that we have meritorious defenses to the asserted claims, there can be no assurances that this action will not result in a material recovery against, or expenses to, us.

In addition, from time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property, and we review the merits of each such letter. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third-party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes or enter into licensing arrangement with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss in revenue.

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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Because many of these factors are beyond our control, we believe that quarter-to-quarter comparisons of our operating results may not be a reliable indication of our future performance, and you should not rely on our results or growth for any single quarter as an indication of our future performance. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash and cash equivalents, and cash flows from future operating activities, will be sufficient to meet our anticipated cash needs for the foreseeable future. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, including to:

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

We depend on Hitachi for assistance with our research and development efforts. Any failure of Hitachi to provide these services could have a material adverse effect on our business.

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

Hitachi and Clarity could collectively control the outcome of shareholder actions in our company.

As of June 12, 2008 Hitachi held a 43.8% and Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC, collectively Clarity, held a 10.1% equity interest in our company, respectively. In addition, Hitachi and Clarity

Management, L.P. each hold options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, which are fully vested. Their equity shareholdings give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in our company, and may be unable or unwilling to participate in future financings of our company and thereby materially harm our business and prospects.

We may have conflicts of interest with Hitachi and, because of Hitachi’s significant ownership interest in our company, may not be able to resolve such interests on favorable terms for us. For example, Hitachi has another majority-owned subsidiary, Hitachi Cable, Ltd., that directly competes with us in certain 10Gbps 300 pin and LX4 applications and certain SFP applications. These product categories accounted for less than 15% of our revenues for the fiscal year ended March 31, 2008.

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

The risks provided above impact our business in the countries in which we operate including Japan and Europe, which constitute a significant portion of our international operations. For example, the European Union enforced a mandatory requirement on the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis in order to comply with the European directive, and may do so again in the future. Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations.

Our business and future operating results may be adversely affected by events outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, particularly possible earthquakes which may affect our Japanese factories or our Fremont, CA facility or the facilities of our contract manufacturers or critical vendors. Other possible disruptions include: fire, volcanic activity, flood, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. In the event of an economic downturn, we may not be able to reduce costs fast enough and, specifically, we may be hampered in eliminating employees in foreign jurisdictions due to foreign labor regulations.

Environmental laws and regulations may subject us to significant costs and liabilities.

Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state and foreign laws and regulations relating to the protection of the environment, including those governing the use of hazardous substances, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. For example, the European Union enforced a mandatory requirement on the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis in order to comply with the European directive, and may do so again in the future. In the future, we could incur substantial costs, including cleanup costs, as a result of violations of or liabilities under environmental laws.

The price of our common stock is highly volatile and may continue to fluctuate substantially which could result in substantial losses for our investors.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2007, and is likely to remain volatile in the future. For example, since the date of our initial public offering, our common stock has closed as low as $4.16 and as high as $18.71 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	our sale of common stock or other securities in the future, or sales of our common stock by our principal stockholders;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets;

•	general economic conditions; and

•	material weaknesses in internal controls

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

Certain provisions of our corporate governing documents and Delaware Law could make an acquisition of our company difficult.

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

These and other provisions in our organizational documents could allow our board of directors to affect the rights of our stockholders in a number of ways, including making it difficult for stockholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

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

We have recently been the target of a securities class action complaints and are at risk of future securities class action litigation. This or any additional litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against us and certain of our directors and officers, alleging, inter alia, that the registration statement and prospectus issued in connection with our initial public offering on February 14, 2007 (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants our company; certain of our present and former directors and officers (the “Individual Defendants”); our auditor; and the underwriters of the IPO. Motions were filed by several of our present and former shareholders seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP). The court has not yet ruled on the motions seeking appointment of lead plaintiff and the appointment of lead counsel and the time to answer or otherwise respond to the complaint has not yet run.

While we cannot predict the outcome of these proceedings, we believe that we and the Individual Defendants have meritorious defenses to the asserted claims. There can be no assurance, however, that this action will not result in a material recovery against, or expense to, us. We expect to incur legal fees in responding to this lawsuit and the expense of defending this, or any additional litigation which may arise, may be significant. The amount of time to resolve this lawsuit, or any additional lawsuits, is unpredictable and such litigation may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We may be subject to potential shareholder litigation resulting from a lack of effective internal control over financial reporting.

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of the Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing our financial statements for the quarter ended December 31, 2007, errors occurred in the valuation of inventory consigned to one of our contract manufacturers and that, as a result, our inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007, and our inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, we restated our audited financial statements for the years ended March 31, 2007 and 2006, and filed an Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as an Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended June 30, 2007 and September 30, 2007. These restatements caused our management to conclude that we had a material weakness in our internal control over financial reporting because the controls did not identify the errors on a timely basis. During the three-month period ended March 31, 2008, our management implemented processes and procedures that it believes remediated this weakness. As a result, our management concluded that our internal control over financial reporting was operating effectively as of March 31, 2008, without material weakness.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties

We currently lease space in the United States, Japan, Germany and China.

We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date

United States
Eatontown, New Jersey	26,285 (of which 3,277 is subleased to a third party)	Administration, Sales, Marketing	August 23, 2011 for the master lease; February 28, 2009 for the sublease
Fremont, California	18,160	Sales, Manufacturing, Research and Development	July 31, 2008
Orange City, Florida	710	Sales	November 30, 2008
International
Totsuka, Japan	114,991 (10,683 square meters)	Manufacturing, Research and Development	September 30, 2011 (automatic 1-year extensions unless notice given by either party)
Komoro, Japan	34,542 (3,209 square meters)	Manufacturing, Research and Development	March 31, 2011 (5-year automatic extensions unless notice given by either party)
Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2010 (unlimited automatic 2-year extensions unless notice given by either party)
Munich, Germany	2,153 (200 square meters)	Sales	September 30, 2008
Shanghai, China	560 (52 square meters)	Sales	March 31, 2009

Item 3.	Legal Proceedings.

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against us and certain of our directors and officers, alleging, inter alia, that the registration statement and prospectus issued in connection with our IPO contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the company; the Individual Defendants; our auditor; and the underwriters of the IPO.

Motions were filed by several of our present and former shareholders seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP). As of June 12, 2008, the court had not yet ruled on the motions seeking appointment of lead plaintiff and the appointment of lead counsel. We intend to defend ourselves and the Individual Defendants vigorously in this litigation.

On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. The first court hearing in the case was held May 14, 2008, and Opnext Japan filed its answer on the same day. In its answer, Opnext Japan states its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. We intend to defend ourselves vigorously in this litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the Nasdaq Market under the symbol “OPXT.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2008 Quarter:
January 1, 2008 to March 31, 2008	8.70	4.16
October 1, 2007 to December 31, 2007	14.81	6.96
July 1, 2007 to September 30, 2007	15.42	10.39
April 1, 2007 to June 30, 2007	14.85	10.51
Fiscal 2007 Quarter:
February 15, 2007 to March 31, 2007	18.71	14.79

The approximate number of stockholders of record as of June 2, 2008 was 228.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 15, 2007 and March 31, 2008, with the cumulative total return of (i) the Nasdaq Telecommunications Index, (ii) the Nasdaq Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on February 15, 2007 in each of our common stock, the Nasdaq Telecommunications Index, the Nasdaq Composite Index and the Amex Networking Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on February 15, 2007 of $17.40 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.

Prior to February 15, 2007, there was no public market for our securities and, as a result, data for the period preceding February 15, 2007 is not presented on the graph below.

	2/15/07	3/31/2007	3/31/2008
Opnext, Inc.	100.00	85.00	31.32
Nasdaq Telecommunications Index	100.00	96.50	92.87
Nasdaq Composite Index	100.00	96.98	91.27
Amex Networking Index	100.00	95.74	84.07

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our board of directors might deem relevant.

Stock-Based Incentive Plan Information

The following table summarizes our stock-based incentive plans as of March 31, 2008 that were approved or not approved by our stockholders (in thousands, except per share data):

	Opnext Options		Pine Options		Total Stock Options		SAR’s
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Stock-based incentive plans approved by our stockholders	5,359	$14.13	39	$1.34	5,398	$14.04	635	$15.00

Stock-based incentive plans not approved by our stockholders	—	$—	—	$—	—	$—	—	$—

Repurchases of Equity

On January 10, 2008, our board of directors approved the repurchase up to an aggregate of $20.0 million of our common stock over a 24-month period commencing on such date. We may purchase Opnext common stock on the open market or in privately negotiated transactions from time-to-time based upon market and business conditions. Any repurchases will be made using our available working capital. As of June 12, 2008, no purchases had been made pursuant to this program.

During the year ended March 31, 2008, we repurchased 20,937 shares of our common stock for $4.50 per share in connection with the payment of the tax liability incident to the vesting of certain restricted common shares held by certain of our executives.

Item 6.	Selected Financial Data.

The following consolidated balance sheet data as of March 31, 2008 and 2007 and the consolidated statements of operations data for the fiscal years ended March 31, 2008, 2007 and 2006 have been derived from our audited financial statements and related notes which are included elsewhere in this document. The consolidated balance sheet data as of March 31, 2006, 2005 and 2004 and the statement of operations data for the fiscal years ended March 31, 2005 and 2004, have been derived from our audited financial statements and related notes that do not appear in this document. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The historical results are not necessarily indicative of the results to be expected for any future period.

Historical Financial Data

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated statements of operations data:
Sales	$283,498	$222,859	$151,691	$138,432	$79,390
Cost of sales	187,123	148,753	120,320	107,694	73,144

Gross margin	96,375	74,106	31,371	30,738	6,246
	34.0%	33.3%	20.7%	22.2%	7.9%
Research and development expenses	38,324	35,615	33,669	33,251	30,921
Selling, general, and administrative expenses	48,291	40,231	33,116	33,629	33,164
Loss on disposal of property, plant and equipment	502	311	1,065	50	5,886
Asset impairment	—	—	—	—	19,150
Other operating expenses	—	—	399	17	247

Operating income (loss)	9,258	(2,051)	(36,878)	(36,209)	(83,122)
Interest income, net	8,534	3,298	4,102	2,138	2,374
Other (expense) income	(744)	(551)	1,561	52	258

Income (loss) before income taxes	17,048	696	(31,215)	(34,019)	(80,490)
Income tax (expense) benefit	—	—	(278)	1,275	—

Net income (loss)	$17,048	$696	$(31,493)	$(32,744)	$(80,490)

Net income (loss) per share:
Basic	$0.26	$0.01	$(0.61)	$(0.63)	$(1.57)
Diluted	0.26	0.01	(0.61)	(0.63)	(1.57)
Weighted average number of shares:
Basic	64,598	53,432	51,945	51,873	51,383
Diluted	64,633	53,486	51,945	51,873	51,383

	March 31,
	2008	2007	2006	2005	2004
	(in thousands)

Consolidated balance sheet data:
Total assets	$432,459	$367,849	$215,969	$291,912	$322,540
Long-term liabilities	22,192	17,271	7,716	2,245	20,774
Total shareholders’ equity	323,078	290,657	118,652	148,176	177,901

Selected Quarterly Financial Information (Unaudited)

The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended March 31, 2008 and 2007. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and include all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this document.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2007	2007	2007
	(in thousands, except per share data)

Sales	$72,684	$66,408	$76,579	$67,827
Gross margin	23,899	21,755	26,948	23,773
Net income*	950	4,255	5,843	6,000
Net income per share:
Basic	$0.01	$0.07	$0.09	$0.09
Diluted	0.01	0.07	0.09	0.09
Weighted average shares outstanding:
Basic	64,640	64,627	64,576	64,550
Diluted	64,669	64,670	64,627	64,603

*	Net income for the three months ended March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 includes $1.0 million, $1.3 million, $1.0 million and $0.1 million, respectively, of stock-based compensation expense.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2006	2006	2006
	(in thousands, except per share data)

Sales	$65,376	$61,736	$55,323	$40,424
Gross margin	22,189	20,628	18,513	12,776
Net income (loss)*	909	2,513	1,233	(3,959)
Net income (loss) per share:
Basic	$0.02	$0.05	$0.02	$(0.08)
Diluted	0.02	0.05	0.02	(0.08)
Weighted average shares outstanding:
Basic	57,803	52,008	52,008	51,989
Diluted	58,027	52,061	52,059	51,989

*	Net income for the three months ended March 31, 2007 includes $3.5 million of stock-based compensation expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth under the caption “Risk Factors,” included elsewhere in this annual report. The following discussion should be read together with our financial statements, the related notes thereto and the other financial information included elsewhere in the document.

OVERVIEW

We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. In particular, we design, manufacture and market optical modules and components that transmit and receive data and are primarily used in telecommunications and data communications networks. We have one of the most comprehensive transceiver product portfolios for both of these markets, particularly at the 10Gbps and above data rates, which we sell to many of the leading network systems vendors. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio primarily consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceivers and new or planned products for emerging high speed markets, such as 40GbE and 100Gbps.

We were incorporated as a wholly-owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority-owned subsidiary of Hitachi.

On October 1, 2002, we acquired 100% of the shares of Opto Device, Ltd. from Hitachi for a purchase price of $40.0 million. This acquisition of Hitachi’s opto device business expanded our product line into select industrial and commercial markets, which we refer to as our “industrial and commercial products”. On June 4, 2003 we acquired 100% of the outstanding shares of Pine Photonics Communication Inc., or Pine, in exchange for 1,672,476 shares of our then Class B common stock. This acquisition expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. We refer to these products, together with our legacy 2.5 Gbps custom modules, as our less than 10Gbps products.

Since our founding, we expanded our global sales and marketing reach by opening several offices in the U.S., Europe and China which are strategically located in close proximity to our major customers. We established a corporate administrative headquarters and established our own operating infrastructure as we significantly reduced the nature and extent of services provided by Hitachi. We also integrated the acquisitions of Opto Device, Ltd. and Pine and improved the flexibility of our manufacturing processes by expanding the use of contract manufacturers.

In February 2007, we completed our initial public offering of common stock with net proceeds to us from the offering of $170.9 million.

The following are factors that may affect our future financial condition and results of operations:

Sales

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 93.3%, 91.2% and 81.9% of our sales during each of the years ended March 31, 2008, 2007 and 2006, respectively. Also during each of the years ended March 31, 2008, 2007 and 2006, sales of our products with 10Gbps or higher data rates, which we refer to as our “10Gbps and above products”, represented 82.3%, 79.4% and 69.4% of total sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the year ended March 31, 2008, our top two customers, Cisco Systems Inc. and subsidiaries, “Cisco,” and Alcatel-Lucent accounted for 40.0% and 20.0% of our sales, respectively. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.

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

Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services, as well as new industrial and commercial laser applications. The decreasing price trends are primarily the result of industry over-capacity, increased competition and the introduction of next generation products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period.

We began to sell high-powered red laser diodes for the rewriteable DVD market to a subsidiary of Hitachi during the year ended March 31, 2004. Subsequently, the market experienced a rapid pace of new product introductions and significant price erosion and we experienced significant losses from sales of these products. During the quarter ended December 31, 2005, we notified Hitachi’s subsidiary of our intention to discontinue sales of our DVD products and then agreed to a last-time buy arrangement whereby we continued to sell our DVD products through September 2006 in exchange for a price increase on orders received after December 31, 2005. Sales of DVD products were $3.2 million and $11.9 million in the years ended March 31, 2007 and 2006, respectively.

We operate sales and marketing offices in several countries. During the years ended March 31, 2008, 2007 and 2006, revenues attributed to sales in the United States were 58.7%, 55.2% and 47.9% of revenues, revenues attributed to sales in Europe were 22.8%, 26.1% and 22.6% of revenues, revenues attributed to sales in Japan were 12.4%, 13.6% and 25.7% of revenues, and revenues attributed to sales in Asia Pacific were 6.1%, 5.1% and 3.8% of revenues, respectively. Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials including components that are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners or procured from third-party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2008, 2007 and 2006 were 81.6%, 80.0% and 88.5%, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.

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

Research and Development Costs

Research and development costs consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $5.0 million, $4.2 million and $3.9 million in connection with these agreements during the years ended March 31, 2008, 2007 and 2006, respectively. In addition, our research and development costs primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and development costs will increase with our efforts to meet the anticipated increased market demand for our new and planned future products and to support enhancements to our existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. During the year ended March 31, 2008, we experienced an increase in costs as a result of being a publicly traded company, including, but not limited to, the costs of compliance with the Sarbanes-Oxley Act of 2002. We anticipate that our future selling, general and administrative expenses will primarily rise as a result of higher sales volumes in the future.

Inventory

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise. As of March 31, 2008, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $8.4 million.

Significant Accounting Policies and Estimates

Revenue Recognition, Warranties and Allowances

Revenue is derived principally from the sales of our products. We recognize revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met. Specifically, we recognize revenue when persuasive evidence of an arrangement exists (usually in the form of a purchase order), delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no uncertainties with respect to customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

We participate in VMI programs with certain of our customers, whereby we maintain an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.

We sell certain of our products to customers with a product warranty that provides repairs at no cost or the issuance of credit to the customer. The length of the warranty term depends on the product being sold, ranging from one year to five years. We accrue the estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Our management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or as other information becomes available.

Allowances for doubtful accounts are based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings.

Inventory Valuation

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work in process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a twelve-month rolling forecast based on factors including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at our customers. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory write-downs. If demand is higher than expected, inventories that had previously been written down may be sold at prices in excess of the written-down value.

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

As of March 31, 2008, we have a U.S. federal net operating loss carryforward of approximately $88.7 million and a foreign net operating loss carryforward of approximately $370.3 million to offset future taxable income. The U.S. federal net operating loss carryforward excludes $15.8 million of pre-acquisition losses of a subsidiary which are subject to certain annual limitations under Section 382 of the Internal Revenue Code. The U.S. federal net operating loss carryforward will expire between 2022 and 2029 and the foreign net operating loss carryforward will expire between 2010 and 2015.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2008 and 2007, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Impairment of Long-Lived Assets

Impairment of long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Our evaluations for the years ended March 31, 2008, 2007 and 2006 indicated that there were no impairments.

Stock-Based Incentive Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. We adopted SFAS No. 123(R) on April 1, 2006, using the modified prospective method. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under Statement No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 are accounted for under the provisions of Statement No. 123(R). Compensation expense for all employee stock-based plans was $3.3 million and $3.6 million for the years ended March 31, 2008 and 2007, respectively.

In connection with the adoption of SFAS No. 123(R), we estimate the fair value of our share-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s Staff Accounting Bulletin 107 simplified method. Our expected term assumption for awards issued during the years ended March 31, 2008 and 2007 was 6.25 years. As additional evidence develops from our stock’s trading history, the expected term assumption will be refined to capture the relevant trends.

•	Through December 31, 2007, the future volatility of our stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of our company. Use of comparable companies was necessary during this period since we did not possess a sufficient stock price history. Subsequent to December 31, 2007, we estimated volatility based on our historical stock prices. The expected volatility assumption for awards issued during the twelve-month period ending March 31, 2008 and 2007 was 88.1% and 99.3%, respectively.

•	A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2008 and 2007 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•	We have based our risk-free interest rate assumption for awards issued during the years ended March 31, 2008 and 2007 on the implied weighted-average yields of 4.5% and 4.8%, respectively, available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Forfeiture rates for awards issued during the years ended March 31, 2008 and 2007 have been estimated based on our company’s actual historical forfeiture trends of approximately 10% over their expected terms.

Prior to April 1, 2006, we accounted for our stock-based incentive plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to disclose pro-forma net income or loss as if the fair value of share-based awards were expensed. For pro forma disclosure purposes, the estimated fair value was amortized to expense over the vesting period. If we had elected to adopt the fair value recognition provisions of SFAS No. 123 for our stock-based incentive plans, our net loss would have decreased by $0.1 million in the year ended March 31, 2006.

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

Pending Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective April 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits but does not require entities to choose to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to measure any of our financial instruments at fair value under the provisions of Statement 159, the adoption of this statement will not have any impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement improves the relevance, completeness, and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values and also requires that acquisition related costs be expensed as incurred and services are received, except for the costs to issue debt and equity securities. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

Results of Operations for the Years Ended March 31, 2008, 2007 and 2006

The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Year Ended March 31,			Year Ended March 31,
	2008	2007	2006	2008	2007	2006
	(in thousands)			(as percentage of sales)

Sales	$283,498	$222,859	$151,691	100.0%	100.0%	100.0%
Cost of sales	187,123	148,753	120,320	66.0%	66.7%	79.3%

Gross margin	96,375	74,106	31,371	34.0%	33.3%	20.7%
Research and development expenses	38,324	35,615	33,669	13.5%	16.0%	22.2%
Selling, general and administrative expenses	48,291	40,231	33,116	17.0%	18.1%	21.8%
Other operating expenses	502	311	1,464	0.2%	0.1%	1.0%

Operating income (loss)	9,258	(2,051)	(36,878)	3.3%	(0.9)%	(24.3)%
Interest income, net	8,534	3,298	4,102	3.0%	1.5%	2.7%
Other income (loss), net	(744)	(551)	1,561	(0.3)%	(0.2)%	1.0%

Income (loss) before income taxes	17,048	696	(31,215)	6.0%	0.3%	(20.6)%
Income tax expense	—	—	(278)	0.0%	0.0%	(0.2)%

Net income (loss)	$17,048	$696	$(31,493)	6.0%	0.3%	(20.8)%

Comparison of the Years Ended March 31, 2008 and 2007

Sales.  Total sales increased $60.6 million, or 27.2%, to $283.5 million in the year ended March 31, 2008 from $222.9 million in the year ended March 31, 2007, including a $1.7 million increase from fluctuations in foreign currency exchange rates. During the year ended March 31, 2008, sales of our 10Gbps and above products increased $56.3 million, or 31.8%, to $233.4 million, while sales of our less than 10Gbps products increased $5.1 million, or 19.5%, to $31.3 million. Sales of our industrial and commercial products increased by $2.4 million, or 14.6%, to $18.8 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 40 Gbps, X2, 300 pin tunable and XFP products, partially offset by lower demand for 300 pin fixed wavelength modules. Sales of less than 10Gbps products primarily increased as a result of increased demand for SFP data products. A last-time buy arrangement for our DVD products was completed in September 2006 with Hitachi, the sole customer for our DVD products. Sales of DVD products were $0 and $3.2 million in the years ended March 31, 2008 and 2007.

For the year ended March 31, 2008, Cisco and Alcatel-Lucent accounted for 40.0% and 20.0% of revenue, respectively. For the year ended March 31, 2007, Cisco and Alcatel-Lucent accounted for 37.7% and 20.0% of revenue, respectively. No other customer accounted for more than 10% of total sales in either period.

Gross Margin.  Gross margin increased $22.3 million, or 30.1%, to $96.4 million in the year ended March 31, 2008 from $74.1 million in the year ended March 31, 2007, including a $2.0 million decrease due to fluctuations in foreign currency exchange rates, a $0.9 million positive effect from the change in our excess and obsolete inventory reserves and a $0.2 million decrease in stock-based compensation expense. During each of the years ended March 31, 2008 and 2007, we recorded charges for excess and obsolete inventory of $0.7 million and $1.6 million, respectively.

As a percentage of sales, gross margin increased to 34.0% for the year ended March 31, 2008 from 33.3% for the year ended March 31, 2007. The increase primarily resulted from the increased sales volume, improved product mix, lower manufacturing costs per unit derived from higher volumes and lower material and outsourcing costs on most products, and lower charges for excess and obsolete inventory and stock-based compensation expense, partially offset by decreases in average selling prices of most products, higher warranty reserves resulting from defective 40Gbps digital mux/demux integrated circuits purchased from an external supplier and fluctuations in foreign currency exchange rates.

Research and Development Expenses.  Research and development expenses increased by $2.7 million, or 7.6%, to $38.3 million in the year ended March 31, 2008 from $35.6 million in the year ended March 31, 2007, including a $0.7 million increase attributable to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 13.5% for the year ended March 31, 2008 from 16.0% for the year ended March 31, 2007. Research and development costs, excluding the amount attributable to fluctuations in foreign currency exchange rates, increased primarily as a result of higher material costs, employee expenses and Hitachi Central Research Lab expenditures, partially offset by reduced performance-based bonus and stock-based compensation expense. Stock-based compensation expense was $0.5 million and $1.3 million during the years ended March 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $8.1 million, or 20.0%, to $48.3 million in the year ended March 31, 2008 from $40.2 million in the year ended March 31, 2007, including a $0.3 million increase attributable to fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.0% for the year ended March 31, 2008 from 18.1% for the year ended March 31, 2007. Selling, general and administrative costs, excluding the amount attributable to fluctuations in foreign currency exchange rates, increased primarily as a result of the additional costs of being a public company, higher logistics and commission costs due to higher sales volumes and higher employee and stock-based compensation expenses, partially offset by a decrease in performance-based bonus expenses. Stock-based compensation expense was $2.5 million and $1.5 million during the years ended March 31, 2008 and 2007, respectively.

Other Operating Expenses.  Other operating expenses increased $0.2 million to $0.5 million for the year ended March 31, 2008 from $0.3 million for the year ended March 31, 2007. During the year ended March 31, 2008, other operating expenses consisted of non-cash charges related to the disposal of certain obsolete fixed assets.

Interest Income, Net.  Interest income, net increased by $5.2 million, or 158.8%, to $8.5 million in the year ended March 31, 2008 from $3.3 million in the year ended March 31, 2007. Interest income, net for the years ended March 31, 2008 and 2007 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt of $0.4 million and $0.5 million for the years ended March 31, 2008 and 2007, respectively. The increase primarily reflects higher average cash and cash equivalent balances resulting from the proceeds of our initial public offering completed in February 2007.

Other (Expense) Income, Net.  Other expense, net was $0.7 million and $0.6 million for the years ended March 31, 2008 and 2007, respectively, and consisted primarily of net exchange losses on foreign currency transactions.

Income Taxes.  Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. During the years ended March 31, 2008 and 2007, we did not record a tax provision in certain tax jurisdictions as the income tax benefits from our net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, we continue to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Comparison of the Years Ended March 31, 2007 and 2006

Sales.  Total sales increased $71.2 million, or 46.9%, to $222.9 million in the year ended March 31, 2007 from $151.7 million in the year ended March 31, 2006, including a $1.8 million decrease from fluctuations in foreign currency exchange rates. During the year ended March 31, 2007, sales of our 10Gbps and above products increased $71.9 million, or 68.3%, to $177.1 million, while sales of our less than 10Gbps products increased $7.3 million, or 38.7%, to $26.3 million. Sales of our industrial and commercial products decreased by $8.0 million, or 28.9%, to $19.6 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 300 pin tunable, Xenpak, XFP and X2 modules and 40G product lines. Sales of less than 10Gbps products increased $7.3 million, or 38.7%, as a result of increased demand for our telecommunication and data communication SFP products, net of decreased demand for our 2.5Gbps legacy products. The decrease in sales of our industrial and commercial products primarily resulted from DVD volume declines offset by improved DVD selling prices that resulted from the last-time buy arrangement through September 2006 with Hitachi, the sole customer for our DVD products. Sales of DVD products were $3.2 million and $11.9 million in the years ended March 31, 2007 and 2006, respectively.

For the year ended March 31, 2007, Cisco and Alcatel-Lucent, accounted for 37.7% and 20.0% of revenue, respectively. For the year ended March 31, 2006, Cisco, Hitachi and its affiliates, and Alcatel accounted for 27.9%, 15.0% and 12.7% of revenues, respectively. No other customer accounted for more than 10% of total sales in either period.

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

Interest Income, Net.  Interest income, net decreased by $0.8 million, or 19.6%, to $3.3 million in the year ended March 31, 2007 from $4.1 million in the year ended March 31, 2006. Interest income, net for the years ended March 31, 2007 and 2006 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt of $0.5 million for each year. The decrease reflects lower cash and cash equivalent balances and higher interest rates on short term debt, partially offset by lower short term debt balances and higher interest rates received on these cash and cash equivalent balances during the year.

Other (Expense) Income, Net.  Other expense, net was $0.6 million for the year ended March 31, 2007 and consisted primarily of net exchange losses on foreign currency transactions. Other income, net was $1.6 million for the years ended March 31, 2006 and consisted primarily of net exchange gains on foreign currency transactions.

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

Liquidity and Capital Resources

At March 31, 2008 and 2007, cash and cash equivalents totaled $221.7 million and $199.8 million and the outstanding balance of the short-term loans were $20 million and $0, respectively. During the year ended March 31, 2008, cash and cash equivalents increased by $21.9 million to $221.7 million from $199.8 million. This increase consisted of $11.5 million of net cash provided by operating activities, $20.1 million of cash provided by an increase in short-term borrowings and $1.0 million from the effect of foreign exchange rates on cash and cash equivalents, partially offset by $5.1 million used for capital expenditures and $5.5 million used for payment on capital lease obligations. Net cash used by operating activities reflected our net income of $17.0 million, depreciation and amortization of $10.6 million, stock-based compensation expense of $3.3 million and a $0.5 million loss on disposal of certain obsolete fixed assets, offset by an increase in working capital of approximately $19.9 million. The increase in working capital primarily resulted from an increase in inventories both for new products and in an effort to improve customer service levels and a decrease in accounts payable, partially offset by a decrease in accounts receivable related to improved collections activity. During the year ended March 31, 2008, we also entered into $11.8 million of new capital lease obligations.

During the year ended March 31, 2007, cash and cash equivalents increased by $110.4 million to $199.8 million from $89.4 million. This increase consisted of $171.0 million provided by the net proceeds from our initial public offering partially offset by $4.0 million of net cash used in operating activities, $3.1 million used for capital expenditures, $50.9 million used for payment of all outstanding short-term loans, and $2.5 million for payments on capital lease obligations. Net cash used in operating activities reflected our net income of $0.7 million, depreciation and amortization of $10.3 million, stock-based compensation expense of $3.6 million and a $0.3 million loss on disposal of certain obsolete fixed assets, offset by an increase in working capital of $18.9 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales and an increase in inventories both for new products and in an effort to improve customer service levels, partially offset by an increase in accounts payable. During the year ended March 31, 2007, we also entered into $10.3 million of new capital lease obligations.

During the year ended March 31, 2006, cash and cash equivalents decreased by $80.1 million to $89.4 million from $169.5 million. This decrease consisted of $30.2 million of net cash used by operating activities, $3.1 million used for capital expenditures, $46.5 million to fund financing activities and a $0.3 million negative effect from fluctuations in foreign currency exchange rates. Net cash used by operating activities reflected our net loss of $31.5 million and an increase in working capital of $12.4 million, partially offset by depreciation and amortization of $12.6 million and a $1.1 million loss on disposal of certain obsolete fixed assets. The increase in working capital primarily resulted from the increase in accounts receivable and inventories resulting from the increase in sales during the year. Net cash used by financing activities consisted of a $25.3 million net reduction in short-term loans primarily in connection with the restructuring of our Japan subsidiary’s equity, $20.0 million for final payment of the purchase price for the acquisition of Opto Device, Ltd. and $1.3 million for payments of capital lease obligations. During the year ended March 31, 2006, we also entered into $7.9 million of new capital lease obligations.

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

Contractual Obligations

The following table represents our contractual obligations at March 31, 2008 in millions of dollars.

		Less
		Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$28.0	$8.1	$15.8	$4.1	$—
Operating lease obligations	4.4	2.5	1.6	0.3	—
Purchase obligations	55.0	55.0	—	—	—
Short-term debt	20.1	20.1	—	—	—

Total	$107.5	$85.7	$17.4	$4.4	$—

Capital lease obligations consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not yet received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to foreign currency, interest rate and commodity price risks.

To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by currency fluctuations. For the twelve months ended March 31, 2008, 2007 and 2006, 25.9%, 26.1% and 30.4% of revenues were denominated in Japanese yen, respectively, and 0.8%, 1.1% and 1.7% were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the years ended March 31, 2008, 2007 and 2006, approximately 81.6%, 80.0% and 88.5% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the twelve months ended March 31, 2008, 2007 and 2006, approximately 51.3%, 49.2% and 57.0% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.

As of March 31, 2008 and 2007, we had a net payable position of $7.1 million and a net receivable position of $25.2 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange fluctuations on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At March 31, 2008, we had three foreign currency exchange contracts in place with an aggregate nominal value of $15.0 million and expiration dates of ninety days or less to hedge a portion of this future risk. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the impact of foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.

We have entered into short-term yen-denominated loans with The Sumitomo Trust Bank and The Bank of Tokyo-Mitsubishi UFJ which are due monthly. The Sumitomo Trust Bank loan was entered into on March 28, 2008 with a balance of $20.1 million at March 31, 2008. Interest is paid monthly at TIBOR plus a premium which was 1.55% at March 31, 2008. The loan with The Bank of Tokyo-Mitsubishi UFJ was fully paid with proceeds from the initial public offering during the year ended March 31, 2007. Interest was paid monthly at TIBOR plus a premium which ranged from 0.56% to 0.89% during the year ended March 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

OPNEXT, INC.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of
Opnext, Inc.

We have audited the accompanying consolidated balance sheets of Opnext, Inc. (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective transition method. As discussed in Note 5 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Opnext, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 16, 2008

Opnext, Inc.

Consolidated Balance Sheets

	March 31,
	2008	2007
	(in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$221,686	$199,786
Trade receivables, net, including $5,811 and $3,000 due from related parties at March 31, 2008 and 2007, respectively	55,443	53,974
Inventories	90,297	62,560
Prepaid expenses and other current assets	3,639	3,221

Total current assets	371,065	319,541
Property, plant, and equipment, net	55,488	42,396
Goodwill	5,698	5,698
Other assets	208	214

Total assets	$432,459	$367,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $8,353 and $9,264 due to related parties at March 31, 2008 and 2007, respectively	$45,531	$41,585
Accrued expenses	14,184	14,201
Short-term debt	20,060	—
Capital lease obligations	7,414	4,135

Total current liabilities	87,189	59,921
Capital lease obligations	18,843	11,858
Other long-term liabilities	3,349	5,413

Total liabilities	109,381	77,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued and outstanding 64,619,913, net of 20,937 shares of treasury stock, and 64,549,100 at March 31, 2008 and March 31, 2007, respectively	552	645
Additional paid-in capital	583,766	577,257
Accumulated deficit	(265,060)	(282,108)
Accumulated other comprehensive income (loss)	3,820	(5,137)

Total shareholders’ equity	323,078	290,657

Total liabilities and shareholders’ equity	$432,459	$367,849

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Sales, including $8,925, $9,671 and $24,090 to related parties for the years ended March 31, 2008, 2007 and 2006, respectively	$283,498	$222,859	$151,691
Cost of sales	187,123	148,753	120,320

Gross margin	96,375	74,106	31,371
Research and development expenses, including $5,225, $4,403 and $4,171 from related parties for the years ended March 31, 2008, 2007 and 2006, respectively	38,324	35,615	33,669
Selling, general and administrative expenses, including $5,515, $4,557 and $4,136 from related parties for the years ended March 31, 2008, 2007 and 2006, respectively	48,291	40,231	33,116
Other operating expenses	502	311	1,464

Operating income (loss)	9,258	(2,051)	(36,878)
Interest income, net, including $0, $42 and $2,835 of interest income from related parties for the years ended March 31, 2008, 2007 and 2006, respectively	8,534	3,298	4,102
Other (expense) income, net	(744)	(551)	1,561

Income (loss) before income taxes	17,048	696	(31,215)
Income tax expense	—	—	(278)

Net income (loss)	$17,048	$696	$(31,493)

Net income (loss) per share:
Basic	$0.26	$0.01	$(0.61)
Diluted	$0.26	$0.01	$(0.61)
Weighted average number of shares used in computing net income (loss) per share
Basic	64,598	53,432	51,945
Diluted	64,633	53,486	51,945

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended March 31, 2008, 2007 and 2006

	Class A		Class B						Retained	Accumulated
	Common Stock		Common Stock		Common Stock			Additional	Earnings	Other
	Number	Par	Number	Par	Number	Par	Unearned	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	of Shares	Value	of Shares	Value	of Shares	Value	Compensation	Capital	Deficit)	Income (Loss)	Equity	Income (Loss)
	(in thousands, except share and per share amounts)

Balance at March 31, 2005	49,999,999	$500	1,941,443	$19	—	$—	$(13)	$406,089	$(251,311)	$(7,108)	$148,176
Stock-based compensation							12				12
Stock options exercised			44,014	1				35			36
Net loss									(31,493)		(31,493)	$(31,493)
Foreign currency translation adjustment										1,921	1,921	1,921

Total comprehensive loss												$(29,572)

Balance at March 31, 2006	49,999,999	$500	1,985,457	$20	—	$—	$(1)	$406,124	$(282,804)	$(5,187)	$118,652
Conversion of common stock	(49,999,999)	(500)	(1,985,457)	(20)	51,985,456	520					—
Stock-based compensation							1	229			230
Stock options exercised					27,238	—		46			46
Net proceeds from initial public offering					12,536,406	125		170,858			170,983
Net income									696		696	$696
Foreign currency translation adjustment										50	50	50

Total comprehensive income												$746

Balance at March 31, 2007	—	$—	—	$—	64,549,100	$645	$—	$577,257	$(282,108)	$(5,137)	$290,657
Stock-based compensation, net of forfeitures					70,177			4,160			4,160
Stock options exercised					21,573	1		22			23
Amendment of stock appreciation rights								2,432			2,432
Restricted shares repurchased					(20,937)	(94)					(94)
Initial public offering costs								(105)			(105)
Net income									17,048		17,048	$17,048
Unrealized gain on foreign currency forward contract										85	85	85
Retirement allowance benefit										(254)	(254)	(254)
Foreign currency translation adjustment										9,126	9,126	9,126

Total comprehensive income												$26,005

Balance at March 31, 2008	—	$—	—	$—	64,619,913	$552	$—	$583,766	$(265,060)	$3,820	$323,078

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities
Net income (loss)	$17,048	$696	$(31,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,615	10,305	12,579
Non-cash compensation expense	3,337	3,552	12
Loss on disposal of property, plant and equipment	502	311	1,065
Changes in assets and liabilities:
Trade receivables, net	3,134	(17,155)	(11,116)
Inventories, net	(18,741)	(17,555)	(4,804)
Prepaid expenses and other current assets	(452)	(1,184)	(615)
Other assets	(2)	(12)	433
Trade payables	(2,492)	15,250	2,191
Accrued expenses and other liabilities	(1,424)	1,760	1,567

Net cash provided by (used in) operating activities	11,525	(4,032)	(30,181)

Cash flows from investing activities
Capital expenditures	(5,071)	(3,142)	(3,115)

Net cash used in investing activities	(5,071)	(3,142)	(3,115)

Cash flows from financing activities
Short-term debt borrowings (payments), net	20,060	(50,892)	(25,313)
Payments on capital lease obligations	(5,452)	(2,464)	(1,265)
Payment to Hitachi, Ltd.	—	—	(20,000)
Exercise of stock options	23	46	36
Net proceeds from initial public offering	(105)	170,983	—
Restricted shares repurchased	(94)	—	—

Net cash provided by (used in) financing activities	14,432	117,673	(46,542)
Effect of foreign currency exchange rates on cash and cash equivalents	1,014	(71)	(308)

Increase (decrease) in cash and cash equivalents	21,900	110,428	(80,146)
Cash and cash equivalents at beginning of year	199,786	89,358	169,504

Cash and cash equivalents at end of year	$221,686	$199,786	$89,358

Supplemental cash flow information
Cash paid during the year for:
Interest	$435	$531	$535
Income taxes	—	—	278
Non-cash financing activities
Capital lease obligations incurred	$(11,825)	$(10,265)	$(7,882)

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	Background and Basis of Presentation

Opnext, Inc. and subsidiaries (“OPI,” “Opnext” or the “Company”) designs, develops manufactures and distributes optical modules and components that transmit and receive data delivered via light in telecommunications and data communications applications, as well as lasers and infrared LEDs for industrial and commercial applications.

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

On July 31, 2001, Hitachi contributed 100% of the shares of OPJ to OPI in exchange for 35,000 shares of Class A common stock, representing 100% of the then outstanding Class A common shares. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) together contributed $321,300 in exchange for 15,000 shares of Class A common stock. Each share of the Company’s Class A common stock had ten voting rights.

Opto Device, Ltd. (“OPD”) was established on February 8, 2002 and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi for a purchase price of $40,000. Effective March 1, 2003, OPD was merged into OPJ.

On June 4, 2003, the Company acquired 100% of the outstanding shares of Pine Photonics Communications, Inc. (“Pine”) in exchange for 1,672 shares of Opnext Class B common stock. Each share of the Company’s Class B common stock had one voting right. At March 31, 2007 and 2006, 84 of the aforementioned outstanding shares were held in escrow as security for potential breach by Pine of certain terms and conditions of the acquisition agreement. These shares were released from escrow on June 4, 2007.

On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record on January 26, 2007. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and outstanding stock based awards including restricted stock, stock options and stock appreciation rights. On January 26, 2007, the Company also approved the conversion of all Class B common stock into a single class of common stock.

In February 2007, the Company completed its initial public offering of 19,446 common shares at $15.00 per share. Net proceeds to the Company from the offering were $170,983. The offering included 12,536 newly issued shares as well as 6,667 and 243 shares previously owned by Hitachi and Clarity, respectively.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the years ended March 31, 2008, 2007 and 2006 were $5,161, $4,497 and $3,145, respectively.

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

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive income (loss). Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded transaction losses of $982 and $838 for the years ended March 31, 2008 and 2007, respectively, and a transaction gain of $1,488 for the year ended March 31, 2006.

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

As of March 31, 2008 and 2007, the Company had a net payable position of $7,104 and net receivable position of $25,184, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. The Company is also exposed to foreign currency exchange risk on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At March 31, 2008, there were three foreign currency exchange contracts in place with an aggregate nominal value of $15,000 and expiration dates of ninety days or less to hedge a portion of this future risk. As of March 31, 2007, there were no outstanding forward contracts in place. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2008 and 2007, cash and cash equivalents included $887 and $449, respectively, of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations.

Trade Receivables

The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as an assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $335 and $491 at March 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work in process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.

Certain of the Company’s more significant customers have implemented a supply chain management tool called vendor managed inventory programs which require suppliers, such as the Company, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.

Property, Plant, and Equipment and Internal Use Software

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years and estimated useful lives for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include those assets under capital lease and the associated accumulated amortization.

Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in other operating expenses.

Pursuant to Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three to seven years. Costs for maintenance and training, as well as the cost of software that does not add functionality to an existing system, are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for impairment of long lived-assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the years ended March 31, 2008, 2007 and 2006 indicated that there were no impairments.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Goodwill and Business Combinations

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. As of March 31, 2008, the Company had $5,698 of goodwill resulting from the acquisition of Pine in June 2003. The Company’s evaluations for the years ended March 31, 2008, 2007 and 2006 indicated that there were no impairments.

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

Fair Value of Financial Instruments

At March 31, 2008 and 2007, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables, accrued expenses, and short-term borrowings. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.

Stock-Based Incentive Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This Statement requires all share-based payments to be recognized in the financial statements based on their fair value. The Company adopted SFAS No. 123(R) on April 1, 2006, as required for all stock-based incentive plans, using the modified prospective method and therefore has not resulted in a restatement of the Company’s previously reported financial results. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 are accounted for under the provisions of Statement No. 123(R).

In connection with the adoption of SFAS No. 123(R), the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period that stock based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. The expected term assumption for awards issued during the twelve-month periods ended March 31, 2008 and

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	The future volatility of the Company’s stock from April 1, 2007 through December 31, 2007 was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies was necessary during this period since the Company did not possess a sufficient stock price history. Since December 31, 2007, the Company has estimated volatility based on the Company’s historical stock prices. The expected volatility assumption for awards issued during the twelve-month periods ending March 31, 2008 and 2007 was 88.1% and 99.3%, respectively.

•	A dividend yield of zero has been assumed for awards issued during the twelve-month periods ended March 31, 2008 and 2007 based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the twelve-month periods ended March 31, 2008 and 2007 on the implied yield available during such periods on U.S. Treasury zero-coupon issues with an equivalent expected term, which was 4.5% and 4.8%, respectively.

•	The forfeiture rate for awards issued during the twelve-month periods ended March 31, 2008 and 2007 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

Prior to April 1, 2006, the Company accounted for its stock-based awards to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which requires companies to disclose pro forma net income or loss as if the fair value of share-based awards were expensed. For purposes of this pro forma disclosure, the Company estimated fair value using the minimum value option pricing model which requires highly subjective assumptions, including the expected volatility of the Company’s stock price, the expected term for which the awards will be held before exercise and the fair value of the Company’s common stock. As a result, the estimated fair value could vary significantly based upon changes in assumptions which the Company deemed appropriate at the time of grant. The Company’s use of the minimum value option pricing model was primarily due to its determination as to its appropriateness as well as its general acceptance as an option valuation model for private companies. In addition, the Company believes that its approach and assumptions are reasonable and consistent with accepted valuation methodologies as set forth in the AICPA’s Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to determine the fair value of the Company’s common stock.

The following assumptions were used to estimate the fair value of the Company’s share-based awards:

Year Ended
March 31,
2006

Dividend yield	0.00%
Expected volatility	1.00%
Risk free interest rate	5.10%
Expected holding period (in years)	5

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

For pro forma disclosure purposes, the estimated fair value of share-based awards is amortized to expense over the vesting period. If the Company had elected to adopt the optional fair value recognition provisions of SFAS No. 123 for its stock option plan, net loss for the Company would have been changed to the pro forma amounts indicated below:

Year Ended
March 31,
2006

Net loss as reported	$(31,493)
Compensation expense included in net loss	12
Pro forma compensation income (expense)	60

Pro forma net loss	$(31,421)

Pro forma net loss per share basic and diluted	$(0.61)
Weighted average number of shares used in computing pro forma net loss per share, basic and diluted	51,945

Options issued to non-employees are accounted for under the provisions of Emerging Task Force Issue (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. At March 31, 2008 and 2007, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options were granted to Hitachi and Clarity Partners, L.P. in July of 2001 and the associated costs were expensed during the vesting period of the respective awards. There were no costs associated with non-employee options during each of the years ended March 31, 2008, 2007 and 2006. The non-employee options granted to Hitachi and Clarity Partners, L.P. expire ten years from the grant date and were fully vested as of November 2004.

Pending Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective April 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits but does not require entities to measure financial instruments and certain other items at fair value. According to SFAS No. 159 unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to measure any of its financial instruments at fair value under the provisions of SFAS No. 159, the adoption of this statement will not have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that the acquirer be identified for each business combination. This statement improves

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

the relevance, completeness, and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values, and also requires that acquisition related costs be expensed as incurred and services are received, except for the costs to issue debt and equity securities. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

3.	Inventories

Components of inventories are summarized as follows:

	March 31,
	2008	2007

Raw materials	$48,867	$31,881
Work in process	11,048	15,478
Finished goods	30,382	15,201

Inventories	$90,297	$62,560

Inventories included $18,777 and $7,276 of inventory consigned to customers and contract manufacturers at March 31, 2008 and 2007, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment is summarized as follows:

	March 31,
	2008	2007

Machinery, electronic, and other equipment	$214,021	$165,404
Computer software	11,943	11,153
Building improvements	5,439	4,877
Construction in progress	1,646	7,767

Total property, plant, and equipment	233,049	189,201
Less accumulated depreciation and amortization	(177,561)	(146,805)

Property, plant, and equipment, net	$55,488	$42,396

Property, plant and equipment included capitalized leases of $37,660 and $14,239 at March 31, 2008 and 2007, respectively, and related accumulated depreciation of $10,568 and $4,628 at March 31, 2008 and 2007, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $1,972, $2,109 and $1,233 for the years ended March 31, 2008, 2007 and 2006, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

5.	Income Taxes

The following table presents the United States and foreign components of income (loss) before income taxes:

	Year Ended March 31,
	2008	2007	2006

United States	$(5,873)	$(7,850)	$(10,252)
Foreign	22,921	8,546	(20,963)

Income (loss) before income taxes	$17,048	$696	$(31,215)

During each of the years ended March 31, 2008 and 2007, the Company did not record a tax provision in certain tax jurisdictions as the income tax benefits from net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. The Company recorded a $278 current income tax expense during the year ended March 31, 2006. The expense resulted from foreign withholding taxes on the repayment of interest expense on debt owed by a subsidiary to the parent corporation.

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. Federal statutory income tax rate:

	Year Ended March 31,
	2008	2007	2006

U.S. Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of Federal income tax effect	(1.8)	(52.1)	(1.8)
Foreign earnings taxed at different rates	7.5	71.8	(3.7)
Change in valuation allowance	(45.0)	(270.6)	48.6
Long-term investment foreign currency transaction losses	—	—	(7.0)
Stock-based compensation	0.1	188.6	—
Other	4.2	27.3	(0.2)

Effective income tax rate	0.0%	0.0%	0.9%

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48 on April 1, 2007 and as of March 31, 2008, the Company did not have any material unrecognized tax benefits. Accordingly, there was no effect on the Company’s results of operations for the year ended March 31, 2008 as a result of the adoption of FIN 48. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. Upon adoption of FIN 48, Opnext did not have any accrued interest or penalties associated with any unrecognized tax benefits nor were any interest or penalties recognized during the year ended March 31, 2008. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. With the exception of Japan and certain state and local jurisdictions, the income tax filings for all years since and including the year ended March 31, 2001 are open to examination by the respective taxing authorities. The Company’s income tax filings since and including the year ended March 31, 2002 are open to examination by the Japanese taxing authorities.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

During the year ended March 31, 2008, the Internal Revenue Service commenced an examination of the Company’s U.S. Income Tax Return for the year ended March 31, 2006. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of March 31, 2008, no adjustments had been proposed by either taxing authority.

The components of net deferred tax assets are as follows:

	March 31,
	2008	2007

Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$186,597	$165,714
Intellectual property and goodwill	10,375	19,313
Inventory and other reserves	23,142	17,383
Non-employee stock option expense to related parties	9,387	9,387
Capital leases and property, plant, and equipment	(2,508)	(2,065)
Other	1,468	(1,237)
Valuation allowance	(228,461)	(208,495)

Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2008 and 2007, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it is more likely than not that the tax benefit of the deferred tax assets will not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.

As of March 31, 2008, the Company has a U.S. Federal net operating loss carryforward of $88,656 and a foreign net operating loss carryforward of $370,316 to offset future taxable income. The U.S. Federal net operating loss carryforward excludes $15,797 of pre-acquisition losses of a subsidiary which are subject to certain annual limitations under Section 382 of the Internal Revenue Code. The U.S. Federal net operating loss carryforward will expire between 2022 and 2029 and the foreign net operating loss carryforward will expire between 2010 and 2015.

The Company does not provide for U.S. Federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2008, there were no undistributed earnings.

6.	Stockholders’ Equity

On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record as of January 26, 2007. On January 26, 2007, the Company also approved the conversion of all common stock into a single class of common stock.

The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

series, without further vote or action by the stockholders. As of March 31, 2008, no shares of preferred stock had been issued.

On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase Opnext common stock on the open market or in privately negotiated transactions from time-to-time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of March 31, 2008, no purchases have been made pursuant to this program.

During the year ended March 31, 2008, the Company repurchased 20,937 shares of common stock at $4.50 per share in connection with the payment of the tax liability incident to the vesting of certain restricted common shares held by certain executives.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares included 265 restricted common shares outstanding as of March 31, 2008. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury method, if dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2008	2007	2006

Numerator:
Net income (loss), basic and diluted	$17,048	$696	$(31,493)

Denominator:
Weighted average shares outstanding — basic	64,598	53,432	51,945
Effect of potentially dilutive options	35	54	—

Weighted average shares outstanding — diluted	64,633	53,486	51,945

Basic net income (loss) per share	$0.26	$0.01	$(0.61)

Diluted net income (loss) per share	$0.26	$0.01	$(0.61)

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Year Ended March 31,
	2008	2007	2006

Stock options	5,548	4,387	4,437
Stock appreciation rights	546	664	669

Total options and stock appreciation rights	6,094	5,051	5,106

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

8.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of March 31, 2008 and 2007 was as follows:

	Year Ended March 31,
	2008	2007

Beginning accumulated other comprehensive loss	$(5,137)	$(5,187)
Unrealized gain on foreign currency forward contract	85	—
Retirement allowance benefit	(254)	—
Foreign currency translation adjustment	9,126	50

Ending accumulated other comprehensive income (loss)	$3,820	$(5,137)

9.	Employee Benefits

The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first six percent an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $388, $337 and $331 in the years ended March 31, 2008, 2007 and 2006, respectively. No discretionary contributions were made in the years ended March 31, 2008, 2007 and 2006.

The Company sponsors a defined contribution plan and a retirement allowance plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $661, $619 and $630 in the years ended March 31, 2008, 2007 and 2006, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Expense pursuant to this plan was $630, $598 and $760 in the years ended March 31, 2008, 2007 and 2006, respectively.

10.	Stock-Based Incentive Plans

The Company has awarded restricted stock, stock options and stock appreciation rights to its employees and directors. As of March 31, 2008 the plans had 3,198 common shares of stock available for future grants.

Restricted Stock

On December 12, 2007, the Company issued an aggregate of 15 restricted common share units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The awards vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the non-forfeited awards is $107 based on a fair value of $8.09 per share as of the grant date, of which $32 was recognized in the year ended March 31, 2008.

On November 15, 2007, the Company issued 40 restricted common shares to a senior executive. The restrictions with respect to one-half of such shares lapse on November 1, 2008 and the restrictions with respect to the remainder of the shares lapse on November 1, 2009. Total compensation expense to be recognized over the vesting

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

period for these awards is $356 based on a fair value of $8.89 per share as of the grant date, of which $67 was recognized in the year ended March 31, 2008. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through November 1, 2009.

On September 5, 2007, the Company issued an aggregate of 7 restricted common shares and an aggregate of 7 restricted common share units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The restrictions with respect to one-quarter of the restricted shares or restricted common share units, as the case may be, lapse each quarter for the next four quarters following the date of grant. Total compensation expense to be recognized over the vesting period for the non-forfeited awards is $100 based on a fair value of $10.96 per share as of the grant date, of which $57 was recognized in the year ended March 31, 2008.

On August 15, 2007, the Company issued 40 restricted common shares to certain senior executives. The restrictions with respect to one-half of the shares lapsed on February 20, 2008 and the remainder lapse on February 20, 2009. Total compensation expense to be recognized over the vesting period for these awards is $454 based on a fair value of $11.34 per share as of the grant date, of which $251 was recognized in the year ended March 31, 2008. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.

During the year-ended March 31, 2005, the Company issued 217 restricted common shares to certain senior executives. The restrictions with respect to one-half of the shares lapsed on February 20, 2008 and the remainder lapse on February 20, 2009. Total compensation expense to be recognized over the vesting period for the awards is $2,262 based on a fair value of $11.10 per share as of the grant dates, of which $1,181 and $150 were recognized in the years ended March 31, 2008 and 2007, respectively. The total compensation costs related to unvested restricted shares will be recognized on a straight-line basis through February 2009.

Stock Options

Stock option awards to employees generally become exercisable with respect to one quarter of the shares awarded on each one-year anniversary of the date of grant, have a ten-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At March 31, 2008 and 2007, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the years ended March 31, 2008, 2007 and 2006.

In connection with the acquisition of Pine, the Company assumed the Pine Photonics, Inc. 2000 Stock Plan (the “Pine Plan”) and converted the 3,771 outstanding options into 251 options to acquire Opnext common shares (the “Pine Options”). As a result of the exchange, the Company recorded $109 of unearned compensation, which was amortized over the vesting period of the applicable options which was completed during the year ended March 31, 2007.

Compensation expense for employee stock option awards was $1,689 and $79 for the years ended March 31, 2008 and March 31, 2007, respectively. At March 31, 2008, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $8,118, net of estimated forfeitures, and will be recognized over the remaining weighted average vesting period of 3.4 years. The weighted average exercise price and weighted average fair value of options granted during the year ended March 31, 2008 was $10.91 per share and $8.37 per share, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2005	4,402	$15.00	149	$1.07	4,551	$14.54
Granted	17	15.00	—	—	17	15.00
Forfeited	(75)	15.00	(12)	1.20	(87)	13.12
Exercised	—	—	(44)	0.84	(44)	0.84

Balance at March 31, 2006	4,344	$15.00	93	$1.16	4,437	$14.71
Granted	90	15.00	—	—	90	15.00
Forfeited	(22)	15.00	(7)	1.45	(29)	11.67
Exercised	(1)	—	(26)	0.96	(27)	1.64

Balance at March 31, 2007	4,411	$15.00	60	$1.22	4,471	$14.81
Granted	1,165	10.91	—	—	1,165	10.91
Forfeited	(217)	14.52	—	—	(217)	14.52
Exercised	—	—	(21)	0.99	(21)	0.99

Balance at March 31, 2008	5,359	$14.13	39	$1.34	5,398	$14.04

The following table summarizes information concerning outstanding and exercisable options at March 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)

$0.78	28	3.5	28	3.5
$2.73	11	5.2	11	5.2
$4.47	23	9.9	—	—
$8.89	255	9.6	—	—
$11.34	743	9.4	—	—
$13.79	15	9.0	1	9.0
$13.85	100	9.1	—	—
$15.00	4,223	3.4	4,131	3.3

$14.15	5,398		4,171

Stock Appreciation Rights (SAR) Plan

The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of March 31, 2008, the Company had 635 SARs outstanding, 546 requiring settlement in the Company’s stock with average remaining lives of 6.0 years and 89 requiring settlement in cash with average remaining lives of 3.5 years.

Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $883 for the year ended March 31, 2008. At March 31, 2008, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of 0.8 years was approximately $264, net of estimated forfeitures.

Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in the reversal of $423 of compensation expense for the year ended March 31, 2008, and $3,322 of compensation expense for the year ended March 31, 2007. Other long-term liabilities associated with these awards was $66 and $3,322 at March 31,2008 and March 31, 2007, respectively. These awards will continue to be re-measured at each financial statement date until settlement.

A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2005	567	$15.00	—	$—	567	$15.00
Granted	154	15.00	—	—	154	15.00
Forfeited	(52)	15.00	—	—	(52)	15.00

Balance at March 31, 2006	669	$15.00	—	$—	669	$15.00
Granted	52	15.00	—	—	52	15.00
Forfeited	(54)	15.00	—	—	(54)	15.00
Exercised	(3)	15.00	—	—	(3)	15.00

Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(22)	15.00	(7)	15.00	(29)	15.00

Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00

11.	Short-Term Debt

The Company entered into a $20,060 short-term yen-denominated loan on March 28, 2008 which is due monthly unless renewed. Interest is paid monthly on the loan at TIBOR plus a premium. The interest rate at March 31, 2008 was 1.55%.

The Company had short-term yen-dominated loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. The outstanding balance was $50,942 at March 31, 2006 and was due monthly. Interest was paid monthly at TIBOR plus a premium which ranged in total from 0.56% to 0.89%

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

and 0.56% to 0.57% during the years ended March 31, 2007 and 2006, respectively. Total interest expense for the years ended March 31, 2008, 2007 and 2006 was $435, $531 and $535, respectively.

12.	Concentrations of Risk

At March 31, 2008 and 2007, cash and cash equivalents consisted primarily of investments in overnight money market funds with two major financial institutions in the United States. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the year ended March 31, 2008, Cisco Systems, Inc. and subsidiaries, (“Cisco”), and Alcatel-Lucent accounted for 40.0% and 20.0% of revenues, respectively. At March 31, 2008, Cisco and Alcatel-Lucent accounted for 26.4% and 19.0% of accounts receivable, respectively. For the year ended March 31, 2007, Cisco and Alcatel-Lucent accounted for 37.7% and 20.0% of revenues, respectively. At March 31, 2007, Cisco and Alcatel-Lucent accounted for 27.4% and 20.4% of accounts receivable, respectively. For the year ended March 31, 2006, Cisco, Hitachi and its affiliates, and Alcatel accounted for 27.9%, 15.0% and 12.7% of revenues, respectively.

13.	Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $2,581, $2,502 and $2,617 for the years ended March 31, 2008, 2007 and 2006, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2008:

	Capital	Operating
	Leases	Leases

Year ending March 31:
2009	$8,128	$2,556
2010	8,303	785
2011	7,500	785
2012	2,656	262
2013	1,414	—

Total minimum lease payments	28,001	$4,388

Less amount representing interest	(1,744)

Present value of capitalized payments	26,257
Less current portion	7,414

Long-term portion	$18,843

As of March 31, 2008, the Company had outstanding purchase commitments of $55,071 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$610	$551	$834
Claims paid	(1,003)	(525)	(737)
Warranty expense	1,812	592	521
Foreign currency translation and other	236	(8)	(67)

Ending balance	$1,655	$610	$551

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against the Company and certain directors and officers of the Company, alleging, inter alia, that the Company’s registration statement and prospectus issued in connection with the Company’s initial public offering on February 14, 2007 (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in the Company’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the Company; certain present and former directors and officers of the Company (the “Individual Defendants”); the Company’s auditor; and the underwriters of the IPO.

Motions were filed by several present and former shareholders of the Company seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP). As of June 12, 2008, the court has not yet ruled on the motions seeking appointment of lead plaintiff and the appointment of lead counsel. The Company intends to defend itself and the Individual Defendants vigorously in this litigation.

On March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by the Company infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint seeks an injunction as well as 300 million yen in royalty damages. The first court hearing in the case was held May 14, 2008, and Opnext Japan filed its answer on the same day. In its answer, Opnext Japan states its belief that it does no infringe the Furukawa Patent and that the Furukawa Patent is invalid. The Company intends to defend itself vigorously in this litigation.

14.	Other Operating Expenses

The Company incurred the following other operating costs:

	Year Ended March 31,
	2008	2007	2006

Loss on disposal of property, plant, and equipment	$502	$311	$1,065
Severance	—	—	53
Subsidiary stock registration fee	—	—	346

	$502	$311	$1,464

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

15.	Related-Party Transactions

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $8,925, $9,671 and $24,090 for the years ended March 31, 2008, 2007 and 2006, respectively. Purchases from Hitachi and its subsidiaries were $44,959, $41,638 and $53,058 for the years ended March 31, 2008, 2007 and 2006, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $2,714, $2,303 and $2,654 for the years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008 and 2007, the Company had accounts receivable from Hitachi and its subsidiaries of $5,811 and $3,000, respectively. In addition, at March 31, 2008 and 2007, the Company had accounts payable to Hitachi and its subsidiaries of $8,353 and $9,264, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.

Under the Stock Purchase Agreement dated October 2002, entered into between Hitachi and Opnext in connection with the acquisition of half of OPD, the purchase price of $40,000 was paid upon the closing of the transaction and the remaining $20,000 was paid in September 2005 without interest.

Opnext Japan, Inc. Related Party Agreements

In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related-party agreements were entered into:

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $2,739, $2,196 and $1,424 for the years ended March 31, 2008, 2007 and 2006, respectively.

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

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor business. On

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $4,983, $4,158 and $3,915 for the years ended March 31, 2008, 2007 and 2006, respectively.

Opnext Research and Development Agreement

Opnext and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext is charged for research and development support on the same basis that Hitachi’s wholly-owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects.

Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. On October 27, 2006, the term of agreement was extended until February 20, 2012.

Preferred Provider and Procurement Agreements

Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast be a firm and binding commitment to purchase. The original agreements were to expire on July 31, 2007; however, such agreements were amended to provide for automatic one-year extensions each July 31 unless either party provides written notice of its intent not to renew. By mutual agreement of the parties, the agreements will terminate on July 31, 2008.

Raw Materials Supply Agreement

Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. The agreement was to expires on July 31, 2007; however, such agreement was amended to provide for automatic one-year extensions each July 31 unless either party provides written notice of its intent not to renew. By mutual agreement of the parties, the agreement will terminate on July 31, 2008.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. Specific charges for such services amounted to $1,707, $1,281 and $1,960 for the years ended March 31, 2008, 2007 and 2006, respectively. The agreement was to expire on July 31, 2007; however, such agreement was amended to provide for automatic one-year extensions each July 31 unless either party provides written notice of its intent not to renew. By mutual agreement of the parties, the agreement will terminate on July 31, 2008.

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however,

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were twelve and five seconded employees at March 31, 2008 and 2007, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $593, $584 and $612 for the years ended March 31, 2008, 2007 and 2006, respectively.

Trademark Indication Agreements

Opnext and Opnext Japan, on the one hand, and Hitachi, on the other hand, were parties to two trademark indication agreements pursuant to which Hitachi granted to Opnext and Opnext Japan the right to use the trademark indication “Powered by Hitachi” on a royalty-free basis in connection with the advertising, marketing, and labeling of certain products and related services in accordance with the terms and conditions set forth in the Trademark Indication Agreements. The agreements expired on February 20, 2008 and Opnext and Opnext Japan have ceased to use the trademark indications.

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

Secondment Agreements

OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There were two seconded employees at both March 31, 2008 and 2007.

Lease Agreement

OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $60, $65 and $65 the years ended March 31, 2008, 2007 and 2006, respectively.

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

Geographic Information

	Year Ended March 31,
	2008	2007	2006

Sales:
United States	$166,386	$123,026	$72,700
Europe	64,501	58,183	34,240
Japan	35,194	30,222	38,930
Asia Pacific	17,417	11,428	5,821

Total	$283,498	$222,859	$151,691

Sales attributed to geographic areas is based on the bill to location of the customer.

	March 31,
	2008	2007

Assets:
United States	$266,056	$240,985
Japan	148,068	106,880
Europe	18,335	19,984

Total	$432,459	$367,849

The geographic designation of assets represents the country in which title is held.

17.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$491	$293	$291
Deduction and write offs	(23)	(48)	14
(Reduction) charge to expense	(175)	213	—
Foreign currency translation and other	42	33	(12)

Ending balance	$335	$491	$293

Tax Valuation Allowance

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$208,495	$212,782	$214,204
Changes in valuation allowance	(9,519)	(4,225)	14,160
Foreign currency translation	29,485	(62)	(15,582)

Ending balance	$228,461	$208,495	$212,782

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15d-15.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Because of their inherent limitations, internal controls over financial reporting may fail to adequately prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2008 was effective. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Opnext, Inc.

We have audited Opnext, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opnext, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Opnext, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opnext, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008 of Opnext, Inc. and our report dated June 16, 2008, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 16, 2008

Changes in internal control over financial reporting

In our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, we reported a material weakness related to the valuation of inventory consigned to a contract manufacturer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. During the three-month period ended March 31, 2008, management implemented processes and procedures that we believe remediated the reported weakness.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended March 31, 2008, other than as discussed in the preceding paragraph, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B	Other.

None

PART III

Item 10.	Executive Officers, Directors, Director Independence and Corporate Governance.

Information relating to directors and officers of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 11.	Executive Compensation.

Information regarding compensation of officers and directors of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters.

Information regarding ownership of Opnext common stock is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 13.	Certain Relationships, Related Transactions, and Director Independence.

Information regarding certain relationships, related transactions with Opnext, and director independence is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement for our annual stockholders meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) All financial statements.  The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report on Form 10-K.

(a)(2) Financial statement schedules.  All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report on Form 10-K.

(a)(3) Exhibits.

Exhibit Index

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.		Description of Document

10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
10.32		Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)
10.33		Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10.34		Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10.35		First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ’filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

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

Dated: June 16, 2008

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

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. Naoya Takahashi Dr. Naoya Takahashi	Director and Chairman of the Board

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Kendall W. Cowan Kendall W. Cowan	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

Exhibit Index

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+*	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.		Description of Document

10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
10.32		Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)
10.33		Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10.34		Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10.35		First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (set forth on the signature page of this Form 10-K).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ’filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.