Form 10-K/A
period 2008-03-31
OPNEXT INC
filed 2008-07-29
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-33306
Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Christopher Way, Eatontown, New Jersey	07724
(Address of principal executive office)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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
     As of July 25, 2008, 64,623,847 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
     Opnext, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended March 31, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Items 10 to 14 of Part III, and Item 15 of Part IV, of the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced above.
     The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our 2008 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, March 31, 2008, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.
     Additionally, we are revising Item 15 to incorporate by reference the exhibits we filed with our Original Form 10-K and to include Exhibits 31.1, 31.2, 32.1 and 32.2, the certifications by our principal executive officer and principal financial officer, which, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed as exhibits to this Form 10-K/A.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Executive Officers and Directors
     The following sets forth information as to persons who currently serve as our directors and executive officers:

Name	Age	Position
Harry L. Bosco	63	Director, President & Chief Executive Officer
Gilles Bouchard	48	Chief Operating Officer
Michael C. Chan	54	Executive Vice President, Business Development and Product Portfolio Management
Kendall Cowan (1)(2)(3)	54	Director
Atsushi (James) Horiuchi	48	Senior Vice President, Global Sales
Isamu Kuru (1)(2)(3)	68	Director
David Lee (1)	58	Co-Chairman of the Board
Robert J. Nobile	48	Senior Vice President, Finance & Chief Financial Officer
Kei Oki	60	Executive Vice President, Opnext, Inc. & President, Opnext Japan, Inc.
Justin J. O’Neill	49	Senior Vice President & General Counsel
Ryuichi Otsuki	50	Director
John F. Otto, Jr.(1)(2)(3)	59	Director
Naoya Takahashi	59	Chairman of the Board
Tammy L. Wedemeyer	39	Vice President, Business Management & Corporate Secretary

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating/Corporate Governance Committee.
Harry L. Bosco. Mr. Bosco has served as our President, Chief Executive Officer and a member of the Board of Directors (the “Board”) since November 2000. Mr. Bosco served in various management, engineering and executive positions at Lucent Technologies, AT&T and Bell Laboratories from 1965 until October 2000, including as Optical Networking Group President. Mr. Bosco holds an Associate of Science and Bachelor of Science in Electrical Engineering from Pennsylvania State University/Monmouth University and a Master of Science in Electrical Engineering from Polytechnic Institute of New York. Mr. Bosco has been a director of Arris, Inc. since 2002.
Gilles Bouchard. Mr. Bouchard has served as Chief Operating Officer since November 2007. Mr. Bouchard served in various management, engineering, and senior management roles at Hewlett-Packard Company from 1986 until 2006, most recently as Executive Vice President of Global Operations. Mr. Bouchard holds a Bachelor of Science degree in Engineering from École Centrale de Lyon and a Master of Science from University of California-Berkeley.
Michael C. Chan. Mr. Chan has served as our Executive Vice President of Business Development and Product Portfolio Management since January 2001. Mr. Chan spent more than 18 years with Lucent Technologies, AT&T and Bell Laboratories. Mr. Chan’s last position at Lucent Technologies was as Chief Strategy Officer for the Optical Networking Group and before that he served as Chairman and President of Lucent Technologies (China) Co., Ltd. Mr. Chan holds a Bachelor of Arts in Physics from Brandeis University and a Master of Science in Operations Research from Columbia University, and is a graduate of the Wharton Advanced Management Program, University of Pennsylvania.
Kendall Cowan. Mr. Cowan joined the Company as a director in March 2007 and currently serves as Chairman of the Audit Committee. Mr. Cowan currently serves as Chairman and Chief Executive Officer of The Cowan Group, LLC, Cowan Holdings, Inc., an investment and consulting firm, and is a board member of several privately owned businesses. In addition, Mr. Cowan serves as a board member and chairman of the audit committee of ICO North America, a provider of satellite and terrestrial wireless service, and as a board member of Lea County Bancshares, Inc. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993, he was a partner at Coopers & Lybrand. He received his Bachelors in Business

Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
Atsushi (James) Horiuchi. Mr. Horiuchi has served as Senior Vice President of Global Sales since February 2008. Prior to that, Mr. Horiuchi served as our Vice President of North America Sales from April 2003 until February 2008 and as our Director of North America Sales from 2001 until 2003. Mr. Horiuchi has more than 23 years of experience in sales, research and development, manufacturing, and senior management in both the Japan and U.S., including more than ten years of experience in the fiber optics industry. Prior to joining our Company, Mr. Horiuchi was Product Marketing Manager — Fiberoptics Department at Infineon Technologies from 1999 until 2001 and Product Marketing Manager — Optics at Hitachi Semiconductor America from 1998 until 1999. Mr. Horiuchi holds a Master of Business Administration degree from Santa Clara University.
Isamu Kuru. Dr. Kuru joined the Company as a director in March 2007. Dr. Kuru held a number of positions in both the U.S. and Japan from 1962 until his retirement in 2005. Dr. Kuru was the President and Representative Director of NEXNET, Inc., Japan, a wireless network operator, from 2002 until 2005. From 1990 until 2001, Dr. Kuru served in a number of positions at Motorola, Inc., specifically as Senior Vice President, Motorola, Inc., and President and Representative Director, Motorola Japan. He also had a distinguished career spanning 28 years with Toshiba Corporation in both Japan and the U.S, where he served in a number of positions including general manager of new business strategy, general manager of the semiconductor engineering center, and group executive of the technology semiconductor group. Dr. Kuru holds an undergraduate degree in Electrical Engineering and PhD in Electrical Engineering from Kyoto University. He has also been engaged in research at Stanford University, Sheffield University and completed the Advanced Management Program at Harvard University.
David Lee. Dr. Lee joined the Company as a director in 2000 and serves as Co-Chairman of the Board. He is a co-founder and Managing General Partner of Clarity Partners, LP, a private equity firm based in Beverly Hills, California. Prior to the formation of Clarity Partners, Dr. Lee co-founded Global Crossing, Ltd., a global broadband communication services provider, serving as President and Chief Operating Officer from 1997 until 2000, as well as a member of the board of directors from 1997 until 2001. From 1989 until 1997, Dr. Lee was a Managing Director at Pacific Capital Group, a private equity firm. Prior to joining Pacific Capital Group, Dr. Lee was Group Vice President of Finance and Acquisitions at TRW Information Systems Group. He has also held various executive positions at Comsat, the satellite communications company, and practiced public accounting at Arthur Andersen LLP. Dr. Lee is the Chairman of the Board of Overseers of the University of Southern California, Keck School of Medicine. Dr. Lee is a trustee of both the California Institute of Technology and University of Southern California and a director of Trust Company of the West, an investment management firm. Dr. Lee is a graduate of McGill University and holds a Doctorate in Physics with a minor in Economics from the California Institute of Technology.
Robert J. Nobile. Mr. Nobile has served as our Senior Vice President of Finance since March 2001 and as our Chief Financial Officer since February 2007. Mr. Nobile served in various financial positions throughout his career; his most recent at Kodak Polychrome Graphics, a global joint venture between Eastman Kodak and Sun Chemical, where he held the position of Senior Vice President of Business Integration from July 2000 until February 2001, and before that as Senior Vice President and Chief Financial Officer from January 1998 until June 2000. Mr. Nobile holds a Bachelor of Science degree in Accounting from St. John’s University and is a Certified Public Accountant.
Kei Oki. Mr. Oki has served as Executive Vice President and President of Opnext Japan, Inc. since April 2004. Mr. Oki served in various management and executive positions at Hitachi from 1988 until 2004; his most recent position as Executive Project Manager at Information and Telecommunication Systems, International Sales Division. Mr. Oki holds a Bachelor of Arts in Economics from Keio University.
Justin J. O’Neill. Mr. O’Neill has served as Senior Vice President and General Counsel since May 2007. From January 2004 until April 2007, Mr. O’Neill was Of Counsel with the Los Angeles office of Latham & Watkins LLP. Prior to joining Latham & Watkins LLP, Mr. O’Neill was an assistant general counsel at Global Crossing, Ltd., a global broadband communications services provider, from March 1999 until September 2003, and prior to that he was an attorney in the New York office of Simpson Thacher & Bartlett LLP from 1994 until 1999. Mr. O’Neill has a Bachelor of Arts degree from Brown University and a J.D. from Columbia Law School.
Ryuichi Otsuki. Mr. Otsuki has served as a director since December 2005. Mr. Otsuki has held various positions at Hitachi, Ltd. from 1981 until the present, including Vice President, Business Planning and Coordination, PC Servers at Hitachi Data Systems and Hitachi PC Corporation as well as many functions within the Global Business Planning and Operation Division. He is currently the Executive General Manager, Global Business Planning & Operations Division of Hitachi, Ltd. Mr. Otsuki graduated from Nagoya University School of Law.

John F. Otto, Jr. Mr. Otto joined the Company as a director in February 2007. An investment banker by training, Mr. Otto’s career has extended over 30 years and included various positions, including Managing Director at Merrill Lynch & Co., Senior Managing Director at Bear Stearns & Co., Inc. and Managing Director at Salomon Brothers/Salomon Smith Barney/Citigroup, from which he retired in 2002. He is currently a Principal of Waterfront Partners, LLC, a private equity investment firm. Mr. Otto is a graduate of Boston College and holds a Master of Business Administration degree from Columbia University Graduate School of Business.
Naoya Takahashi. Dr. Takahashi joined the Company as a director in June 2006 and currently serves as Chairman of the Board. Dr. Takahashi presently serves as Senior Vice President and Executive Officer, Executive Vice President and Chief Technology Officer of the Information & Telecommunication Systems Group, Chief Executive Officer of Platform Business, Information & Telecommunication Systems Group at Hitachi, Ltd. Since joining Hitachi in 1973, Dr. Takahashi has held a number of positions, playing key roles in marketing, research and development and business management. Dr. Takahashi holds a bachelor’s degree and a master’s degree in electrical engineering from Keio University in Japan. He also holds a PhD in Information Engineering from Keio University and served as a visiting scholar at the Computer Systems Laboratory, Stanford University.
Tammy L. Wedemeyer. Ms. Wedemeyer has served as our Vice President of Business Management since January 2001 and Corporate Secretary since May 2005. Ms. Wedemeyer spent more than ten years at Lucent Technologies in a variety of business management roles, most recently as Senior Operations Manager of the Optical Networking Group. Ms. Wedemeyer holds an Associate of Arts in Administration from Brookdale Community College.
Board Meetings
     The Board held eight meetings during the fiscal year ended March 31, 2008, and all of the directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of committees of the Board on which they served. Starting in June of 2008, we began to hold executive sessions of the independent members of the Board at each of our regularly scheduled Board meetings, which generally occur each quarter.
Director Attendance at Annual Meetings
     Although our company does not have a formal policy regarding attendance by members of our Board of Directors at our Annual Meeting of Stockholders, we encourage all our directors to attend. At our Annual Meeting held on September 5, 2007, five of our directors attended.
Committees of the Board
     The Board maintains charters for each of its standing committees, which include the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee. To view the charters of the committees named above, please visit the corporate governance section of the investor relations page of our website located at http://www.opnext.com. Copies of the charters are available in print, without charge, upon written request to our Corporate Secretary at Opnext, Inc., 1 Christopher Way, Eatontown, NJ 07724.
Audit Committee
     The Audit Committee met 12 times during the past fiscal year. Mr. Cowan currently serves as Chairman of the Audit Committee and Dr. Kuru and Mr. Otto serve as members of the Audit Committee. All members of the Audit Committee meet NASDAQ’s membership requirements, including the requirements regarding financial literacy and financial sophistication, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the Securities and Exchange Commission (the “SEC”) regarding audit committee membership. The Board also has determined that Mr. Cowan is an “audit committee financial expert” as defined by the SEC.
     The Audit Committee has sole authority for the appointment, compensation and oversight of the work of the independent registered public accounting firm, and responsibility for reviewing and discussing, prior to filing or issuance, with management and the independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K and when appropriate our earnings press releases and other filings with the SEC.

Compensation Committee
     The Compensation Committee met nine times during the past fiscal year. Mr. Otto currently serves as Chairman of the Compensation Committee and Mr. Cowan and Drs. Kuru and Lee serve as members of the Compensation Committee. All members of the Compensation Committee meet NASDAQ independence requirements.
     The Compensation Committee is responsible for assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation. The Compensation Committee is also responsible for evaluating and making recommendations to our Board regarding director compensation.
     For a discussion of the Compensation Committee’s processes and procedures for considering and determining compensation for our directors and executive officers, please see the “Compensation Discussion and Analysis” section below.
Nominating/Corporate Governance Committee
     The Nominating/Corporate Governance Committee met three times during the past fiscal year. Dr. Kuru currently serves as Chairman of the Nominating/Corporate Governance Committee and Messrs. Cowan and Otto serve as members of the Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee oversees the corporate governance and Board membership matters of the Company. Among its responsibilities, the Nominating/Corporate Governance Committee assists the Board in identifying qualified candidates to become Board members, selecting nominees for election as directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected), selecting candidates to fill any vacancies on the Board, and oversees the evaluation of the Board.
     The Nominating/Corporate Governance Committee maintains, with the approval of the Board, guidelines for selecting nominees to serve on the Board. Factors considered by the Nominating/Corporate Governance Committee in evaluating a director candidate include:
•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the Company’s industry;

•	experience as a board member of another publicly held company;

•	academic expertise in an area of the Company’s operations; and

•	practical and mature business judgment.
     While the foregoing are the primary factors considered, the Nominating/Corporate Governance Committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Nominating/Corporate Governance Committee’s goal is to assemble a Board of Directors that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of perspectives and skills derived from high quality business and professional experience. In doing so, the Nominating/Corporate Governance Committee also may consider candidates with appropriate non-business backgrounds. Other than the foregoing factors, there are no stated minimum criteria for director nominees. The Nominating/Corporate Governance Committee believes it appropriate for the Company’s Chief Executive Officer to participate as a member of the Board.
     The Nominating/Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board up for re-election at an upcoming annual meeting of stockholders indicates that he or she does not wish to continue in service, the Nominating/Corporate Governance Committee will identify the desired skills and experience of a new nominee in light of the criteria above. Current members of the Nominating/Corporate Governance Committee and Board will be polled for suggestions as to individuals meeting the criteria of the Nominating/Corporate Governance Committee. Research may also be performed to identify qualified individuals. If the Nominating/Corporate Governance Committee believes that the Board requires additional candidates for nomination, the Nominating/Corporate Governance Committee may explore alternative sources for identifying additional candidates. This may include engaging, as appropriate, a third-party search firm to assist in identifying qualified candidates. All directors and director nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating/Corporate Governance Committee, after which the Nominating/Corporate Governance Committee will make its recommendation to the Board.
Communication with the Board
     Our annual meeting of stockholders provides an opportunity each year for stockholders to ask questions of, or otherwise communicate directly with, members of the Board on appropriate matters. In addition, stockholders may communicate in writing with any particular director, any committee of the Board, or the directors as a group, by sending such written communication to our Corporate Secretary at our principal executive office, 1 Christopher Way, Eatontown, New Jersey 07724. Copies of written communications received at such address will be provided to the Board or the relevant director unless such communications are considered, in the reasonable judgment of our Corporate Secretary, to be inappropriate for submission to the intended recipient(s). Examples of stockholder communications that would be considered inappropriate for submission to the Board include, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to our business or communications that relate to improper or irrelevant topics.
Code of Ethics
     Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or such person performing such function, which can be accessed on our website at http://www.opnext.com under the heading “Investor Relations, Corporate Governance.” The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.
Insider Trading Policy
     Our insider trading policy prohibits all employees and certain family members from purchasing or selling any type of security, whether we or any other company is the issuer of that security, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions with respect to our securities, such as puts, calls, options, forward contracts, collars, swaps or exchange agreements. We also have procedures that require trades by executive officers to be pre-cleared by appropriate Opnext personnel.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of all equity and derivative securities with the SEC and with NASDAQ. SEC regulations also require that a copy of all Section 16(a) forms filed with the SEC be furnished to the Company by Reporting Persons. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during and with respect to the fiscal year ended March 31, 2008, the Reporting Persons met all applicable Section 16(a) filing requirements, except for the following: (1) each of the non-employee directors filed one late Form covering one transaction, with the exception of David Lee, who filed two late Forms 4 covering three transactions; (2) Clarity Opnext Holdings I, LLC filed one late Form 4 covering one transaction; (3) Clarity Partners, L.P. filed one late Form 3 and one late Form 4 covering three transactions; (4) Clarity GenPar, LLC filed a late Form 3 and one late Form 4 covering 3 transactions, and (5) Marubeni Corporation filed one late Form 3.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, consisting of our Chief Executive Officer, our Chief Financial Officer and our three most highly paid executive officers other than our Chief Executive Officer and our Chief Financial Officer (each a “Named Executive Officer,” and together, the “Named Executive Officers”). For our fiscal year ending March 31, 2008, our Named Executive Officers were Harry L. Bosco, our President and Chief Executive Officer, Robert J. Nobile, our Senior Vice President of Finance and Chief Financial Officer, Gilles

Bouchard, our Chief Operating Officer, Michael C. Chan, our Executive Vice President of Business Development and Product Portfolio Management, and Justin J. O’Neill, our Senior Vice President and General Counsel.
Compensation Objectives
     The basic compensation philosophy of our management and the Compensation Committee is to provide salaries and incentives to executive officers that promote superior professional performance and maximize stockholder value. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.
     Our executive compensation policies are designed to achieve four primary objectives:
•	attract and motivate well-qualified individuals with the ability and talent for us to achieve our business objectives and corporate strategies;

•	provide incentives to achieve specific short-term individual and corporate goals by rewarding achievement of those goals at established financial performance levels;

•	provide incentives to achieve longer-term financial goals and reinforce the sense of ownership through award opportunities that result in ownership of stock; and

•	promote retention of key executives and align the interests of management with those of the stockholders to reinforce the achievement of continuing increases in stockholder value.
Role of the Compensation Committee
     The Compensation Committee is responsible for designing and evaluating our compensation plans for directors and executive officers, including the Chief Executive Officer, awarding incentive compensation to executive officers and administering other compensation programs as authorized by the Board. The Compensation Committee is also tasked with producing the annual report on executive officer compensation for inclusion in our proxy materials in accordance with applicable SEC rules. The Compensation Committee solely determines the salary and overall compensation of our Chief Executive Officer. When establishing the compensation of the other Named Executive Officers, the Compensation Committee takes into consideration the recommendations of the Chief Executive Officer.
     Consistent with our performance-based philosophy, the Compensation Committee reviews and approves our compensation programs to appropriately reward success relative to predetermined goals and to retain key talent in a competitive marketplace. The Compensation Committee endeavors to effectively balance executive officers’ salaries with incentive compensation that is performance-based as well as to reward annual performance while maintaining a focus on longer-term objectives. We believe that it serves the needs of our stockholders and key executives to provide incentives commensurate with individual management responsibilities and past and future contributions to corporate objectives. The mix of compensation elements varies based on an executive officer’s position and responsibilities with the Company.
     To maximize stockholder value, we believe that it is necessary to deliver consistent, long-term sales and earnings growth. Accordingly, the Compensation Committee reviews not only the individual compensation elements, but the mix of individual compensation elements that make up the aggregate compensation and attempts to structure the total compensation package between short-term and long-term compensation, and currently paid cash and equity compensation, each in a way that meets the objectives set forth above.
     The Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to assist in the evaluation of the compensation of the Chief Executive Officer, the other executive officers, the Board and our compensation framework generally. In fiscal year ended March 31, 2008, in an effort to continue to establish competitive levels, and an appropriate balance of base salary, performance-based compensation and equity compensation, the Compensation Committee retained Pearl Meyer & Partners (“Pearl Meyer”), an executive compensation firm, to provide information, analyses, and advice regarding, and to assist it in its review of, executive officer compensation. The Pearl Meyer consultants who perform these services report directly to the Compensation Committee chair. As of July 29, 2008, Pearl Meyer was still performing its consulting services and the Compensation Committee had yet to consider any final recommendations or implement any changes to our executive compensation framework which might result from such work.
Elements of Compensation
     Our executive compensation consists of three primary components:
•	base salary and benefits;

•	performance-based compensation, if any, under our annual incentive bonus program implemented under our Amended and Restated 2001 Long-Term Stock Incentive Plan (the “2001 Incentive Plan,” and such bonus program, the “Bonus Program”); and

•	equity compensation awarded as stock options or restricted stock under the 2001 Incentive Plan.
     These components, individually and in the aggregate, are designed to accomplish one or more of the four compensation objectives described above. For this reason, no single element dominates the compensation package of a Named Executive Officer.
Base Salary
     The Compensation Committee has designed our executive compensation structure so that Named Executive Officers earn total compensation based on attaining pre-established strategic objectives and individual achievement. Base salaries are determined based on historical standards within the Company and individual performance relative to a particular executive’s role within the Company, level of responsibility and subjective factors such as the individual’s experience. We set base compensation for our Named Executive Officers at levels that we believe enable us to hire and retain individuals in a competitive environment and to reward performance at an acceptable level based upon contributions to our overall business objectives.
     Base salaries are generally reviewed annually, but may be adjusted by the Compensation Committee more frequently as necessary to realign salaries with market levels. In reviewing base salaries, we consider various factors, including (i) each individual’s level of responsibilities, performance and results achieved, and professional experience and (ii) cost of living increases.
     As a result of a combination of factors, including positive financial performance by the Company during the fiscal year ended March 31, 2007, the base salary of Mr. Bosco increased for the fiscal year ended March 31, 2008 over his salary for the prior fiscal year by $100,000, or 25 percent, to $500,000. The base salary for Mr. Nobile increased by $15,000, or 6 percent, to $265,000 in the fiscal year ended March 31, 2008. Mr. Chan’s base salary increased by $40,000, or 12 percent, to $360,000 on December 1, 2007. With respect to each of Messrs. Bosco, Nobile and Chan, such increase represented the first increase in such Named Executive Officer’s salary since the commencement of his employment with the Company.
Annual Incentive Compensation
     In September 2007, our Compensation Committee approved a bonus plan under the Bonus Program applicable with respect to performance during the fiscal year ended March 31, 2008 (the “2008 Bonus Plan”), which plan is described in further detail below. The Bonus Program is intended to advance our interests and those of our stockholders by assisting us in attracting and retaining executive officers who, given the extent of their responsibilities, can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional services. The Bonus Program provides Named Executive Officers with the opportunity to earn annual bonuses based on our financial performance. Individual incentive award opportunities are thus linked to the achievement of our overall performance goals. The Bonus Program allows us to set performance criteria and goals annually that are flexible and change with the needs of our business.
     Our executive management team, and our Chief Executive Officer and Chief Financial Officer in particular, analyze our sales, revenue and operating income and then recommend criteria to the Compensation Committee for its consideration and approval. The

Compensation Committee annually approves the performance criteria and goals that will be used in formulae to calculate our Named Executive Officers’ incentive compensation for each fiscal year. By determining performance criteria and setting goals as early as possible in each fiscal year, our Named Executive Officers understand our goals and priorities during the current fiscal year.
     For the fiscal year ended March 31, 2008, pursuant to the 2008 Bonus Plan, the Compensation Committee would have awarded a designated percentage of each Named Executive Officer’s base salary as incentive compensation if net income (excluding any stock-based compensation costs) had met or exceeded a pre-established target for such fiscal year. In particular, had the Company met its net income target, the Named Executive Officers would have received incentive compensation as follows:

Mr. Bosco	60% of base salary;
Mr. Chan	60% of base salary;
Mr. Nobile	50% of base salary; and
Mr. O’Neill	50% of base salary.
Pursuant to his employment agreement with us, Mr. Bouchard was not entitled to any incentive compensation with respect to the fiscal year ended March 31, 2008. See disclosure appearing under “— Employment Agreements” below.
     If net income (excluding any stock-based compensation expense) was less than the target for the fiscal year ended March 31, 2008, the Named Executive Officers were not entitled to receive any bonus pursuant to the 2008 Bonus Plan. If net income (excluding any stock-based compensation expense) were significantly in excess of the target for the fiscal year ended March 31, 2008, the Compensation Committee retained the discretion to award incentive compensation to any of the Named Executive Officers in excess of the designated percentages pursuant to the 2008 Bonus Plan. The Compensation Committee determined that we did not meet our target level of net income (excluding any stock-based compensation expense) for the fiscal year ended March 31, 2008 necessary for bonuses to be awarded under our 2008 Bonus Plan and, as a result, no amounts were paid to any Named Executive Officers pursuant to the 2008 Bonus Plan.
     Incentive compensation to our Named Executive Officers is performance driven and, therefore, contingent. Each fiscal year, the payment of any incentive compensation under the 2001 Incentive Plan is conditioned on the Company achieving threshold performance levels of the business criteria approved by the Compensation Committee, and no payments will be made to the Company’s Named Executive Officers if the threshold performance levels are not met. The threshold performance levels for the fiscal year ended March 31, 2008 were attainable and additional incentive compensation could have been earned based on our financial performance exceeding increasingly challenging levels of performance goals, none of which was certain to be achieved at the time the performance criteria were determined. The Compensation Committee did not place a maximum limit on the incentive compensation that could have been earned by the Named Executive Officers in the fiscal year ended March 31, 2008. In determining the potential awards, the Compensation Committee considered each Named Executive Officer’s position, responsibilities and prospective contribution to the attainment of our performance goals. The percentage of total compensation represented by incentive awards is generally higher for more senior executives to reflect their greater influence on profits and sales and to put a larger percentage of their total potential cash compensation “at risk.” Accordingly, our Chief Executive Officer, Harry Bosco, was at the top end of the range. The Bonus Program gives the Compensation Committee the discretion to award additional bonus payments to Named Executive Officers should the approved financial targets be exceeded. Annual incentive bonuses for the Company’s 2009 fiscal year are expected to be awarded under the 2001 Incentive Plan.
Equity-Based Compensation
     Awards of stock options and restricted stock under the 2001 Incentive Plan are designed to:
•	closely align management and stockholder interests;

•	promote retention and reward executives and other key employees for building stockholder value; and

•	encourage long-term investment in the Company by participating Named Executive Officers.
     The Compensation Committee believes that stock ownership by management has been demonstrated to be beneficial to all stockholders, and we have granted stock awards to executive officers and other employees prior to the fiscal year ended March 31, 2008 to promote the goals discussed above. The Company typically grants stock options to Named Executive Officers in the next succeeding fiscal year only after it has been determined whether the relevant performance target with respect to the prior fiscal year has been achieved. Thus, the Compensation Committee granted stock options based on the performance of the Named Executive Officers during the fiscal year ended March 31, 2007 on August 15, 2007, in the following numbers: 150,000 options were granted to Mr. Bosco; 35,000 options were granted to Mr. Chan; and 25,000 options were granted to Mr. Nobile.
Restricted Stock
     The 2001 Incentive Plan provides for awards of restricted shares of our common stock to our executives and other employees. The Compensation Committee determines, based on recommendations made by the Chief Executive Officer (other than for awards to himself), the Named Executive Officers to whom restricted shares are awarded, the terms upon which shares are awarded and the number of shares subject to each award. The Compensation Committee takes final action on the amount, timing and other terms of all restricted shares awarded to our Named Executive Officers.
     Restricted shares are subject to certain forfeiture restrictions that generally lapse (or vest) over a specified period of time set forth in the individual award agreements, subject to the recipient’s continued employment. While grants of restricted shares generally vest over a period of two years from the date of award, restricted shares which have been granted to certain of our Named Executive Officers to date vest over a period of two years from the date of our initial public offering. This vesting schedule promotes retention and encourages long-term investment in the Company. This vesting schedule also provides a reasonable time frame to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders. For more information on the grant of shares of restricted stock, please see the table under the caption, “Summary Compensation Table.”
Stock Options
     The Compensation Committee has the authority to determine the Named Executive Officers to whom options are granted, the terms upon which options are granted and the number of shares subject to each option. Our Chief Executive Officer makes periodic recommendations of stock option grants (other than for himself), which the Compensation Committee then considers, and may approve, revise or reject.
     Historically, the vesting schedule of stock options granted to our Named Executive Officers has generally been 25% per year on each anniversary of the date of grant. This vesting schedule promotes retention while the nature of stock options provides Named Executive Officers and other key employees with an incentive to contribute to stockholder value over the long term. Stock options are priced at the closing price of our common stock on the NASDAQ on the date of grant. Stock options generally expire ten years from the date of grant unless the grantee’s employment is terminated earlier. (However, options granted to Mr. Bosco on July 31, 2001 to purchase 1,000,000 shares of our common stock at an exercise price of $15.00 per share shall expire on November 1, 2010, notwithstanding that Mr. Bosco’s employment could terminate earlier.) This provides a reasonable time frame to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders. Stock options provide a direct link with stockholder interests as they have no intrinsic value unless our stock price increases above the grant date price.
     On July 9, 2008, we entered the Merger Agreement by and among the Company, StrataLight Communications, Inc., a Delaware corporation, Omega Merger Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, Omega Merger Sub 2, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Mark J. DeNino as the representative of the selling stockholders (the “Merger Agreement”). In connection with the execution of the Merger Agreement, and based upon the recommendation of Pearl Meyer, an executive compensation consultant retained by the Compensation Committee, the Compensation Committee approved the grant of options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 300,000 options to Mr. Bosco; 100,000 options to Mr. Chan; and 90,000 options to each of Messrs. Bouchard, Nobile and O’Neill (such options, the “Transaction Bonus Options”). The Compensation Committee approved the grant of the Transaction Bonus Options to retain key executives during the pendency of the merger. The Transaction Bonus Options differ from the terms of the options historically granted by the Company in that they vest with respect to one third of the shares on each anniversary of the date of grant and expire five years from the date of grant unless the grantee’s employment is terminated earlier.
Equity Award Practices
     As described under the Equity Compensation section, equity-based awards are a key component of our overall executive compensation program. We do not backdate grants of awards nor do we coordinate the grant of awards with the release of material information to result in favorable pricing. Previous grants of awards to executive officers and other new employees were based on the timing of date of hire. However, in June of 2007, the Compensation Committee established a new grant schedule which provides that grants will generally be made on the 15th day of the second month of each quarter. We established a schedule for granting equity awards to (1) avoid any appearance of impropriety or manipulation regarding the timing of stock option grants, (2) minimize the number of dates of stock option grants, and (3) ensure that the timing of stock option grants is based on objective criteria and publicly available information.
Perquisites and Other Benefits
     We provide our Named Executive Officers with perquisites and other benefits, reflected in the “All Other Compensation” column in the table captioned, “Summary Compensation Table,” which we believe are reasonable and consistent with our overall executive compensation program. The costs of these benefits constitute only a small percentage of each Named Executive Officer’s total compensation and include the following:
     Employee Healthcare Premiums. We, at our sole cost, provide to each Named Executive Officer such benefits as health, dental, life insurance, disability, and accidental death and dismemberment.
     Matching Contributions to 401(k) Plan Accounts. The Company sponsors the Opnext, Inc. 401(k) Plan (the “401(k) Plan”) to provide retirement benefits to each Named Executive Officer and for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the 401(k) Plan, subject to a maximum annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the 401(k) Plan provides for discretionary contributions as determined by the Board. Were any such discretionary contributions to the 401(k) Plan to be made, such contributions would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.
     Insurance Allowance. In addition to the life insurance benefits provided under our group healthcare benefits, the Company provides a monthly cash allowance to each Named Executive Officer that is intended to enable the executive to purchase additional life insurance. The amount of the life insurance allowance for each executive is calculated by a third-party consultant based upon an actuarial analysis. The Named Executive Officer may elect to apply the cash allowance to purchase additional life insurance or he or she may use this allowance for other purposes.
Contributions to Vested and Unvested Defined Contribution Plans
     The following table sets forth our contributions to the 401(k) Plan, which are discussed more fully in the Compensation Discussion and Analysis section on page 8.

		401(k) Plan
Named Executive	Fiscal	Company
Officer	Year	Contributions
Harry L. Bosco	2008	$10,000.50
Gilles Bouchard	2008	$2,657.32
Michael C. Chan	2008	$9,291.81
Robert J. Nobile	2008	$9,150.09
Justin J. O’Neill	2008	$8,671.00
All Other Compensation
     Except as described above, there are no perquisites available to our Named Executive Officers and no tax gross-up reimbursements are available to the Named Executive Officers. The Named Executive Officers have access to the same facilities and workplace amenities as do all of our employees.

Summary Compensation Table
     The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the fiscal year ended March 31, 2008.

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)(1)	($)		($)(3)	($)(3)	($)	($)	($)(4)	Total
Harry L. Bosco Director, Chief Executive	2008	$500,000	$0		$369,996	$200,890	$0	$0	$32,971	$1,103,857
Officer and President	2007	$400,000	$0		$46,250	$0	$240,000	$0	$31,737	$717,987

Gilles Bouchard Chief Operating	2008	$166,267	$100,000	(2)	$66,675	$155,950	$0	$0	$10,769	$499,661
Officer	2007	$0	$0		$0	$0	$0	$0	$0	$0

Michael C. Chan Executive Vice President, Business Development and Product Portfolio	2008	$336,667	$0		$138,750	$46,874	$0	$0	$31,044	$553,335
Management	2007	$325,000	$0		$17,344	$0	$195,000	$0	$30,346	$567,690

Robert J. Nobile Chief Financial Officer and Senior Vice President,	2008	$265,000	$0		$92,496	$33,482	$0	$0	$31,148	$422,126
Finance	2007	$250,000	$20,000	(5)	$11,562	$0	$100,000	$0	$29,904	$411,466

Justin J. O’Neill Senior Vice President and	2008	$271,923	$25,000	(6)	$0	$241,389	$0	$0	$17,345	$555,657
General Counsel	2007	$0	$0		$0	$0	$0	$0	$0	$0

(1)	Represents base salary before pre-tax contributions and, therefore, includes compensation deferred under our 401(k) Plan. See the discussion of contributions to this plan in the Compensation Discussion and Analysis section appearing on page 8.

(2)	Represents guaranteed bonus paid to Mr. Bouchard on March 31, 2008 pursuant to the terms of his employment agreement.

(3)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2008 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for the fair value of restricted stock and options awarded to the Named Executive Officers. The fair value is calculated using the closing price of our common stock on the grant date for the shares or options awarded. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The reported amounts reflect the Company’s stock-based compensation expense for these awards and do not correspond to the actual value that might be recognized by the Named Executive Officers.

(4)	Represents 401(k) matching contributions and medical, dental, disability, life insurance (and allowance for supplemental life insurance) and accidental death and dismemberment benefits.

(5)	Reflects discretionary cash bonus paid in excess of performance-based bonus earned under the 2007 Bonus Plan in recognition of Mr. Nobile’s contributions to the Company’s initial public offering.

(6)	Represents bonus paid to Mr. O’Neill on May 31, 2007 in connection with the commencement of his employment with the Company on May 7, 2007.

Grants of Plan-based Awards
     The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2008 to the Named Executive Officers.

								All
								Other
								Stock
								Awards:	All Other
					Estimated Future Payouts			Number	Option	Exercise	Grant
		Estimated Future Payouts			Under Equity Incentive			of	Awards:	or Base	Date Fair
		Under Non-Equity Incentive			Plan			Shares	Number of	Price of	Value of
		Plan Awards(5)			Awards(4)			of Stock	Securities	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	Awards($)
Harry L. Bosco(1)	8/15/2007		$300,000						150,000	$11.34	$1,251,230
Gilles Bouchard(2)	11/15/2007		$0					40,000	250,000	$8.89	$1,963,614
Michael C. Chan(1)	8/15/2007		$216,000						35,000	$11.34	$291,954
Robert J. Nobile(1)	8/15/2007		$132,500						25,000	$11.34	$208,538
Justin J. O’Neill(3)	5/7/2007		$150,000						100,000	$13.85	$1,045,688

(1)	Represents stock options granted on August 15, 2007 pursuant to the 2007 Bonus Plan.

(2)	Represents stock options and restricted stock issued to Mr. Bouchard pursuant to the terms of the employment agreement entered into between Mr. Bouchard and the Company on November 1, 2007.

(3)	Represents stock options issued to Mr. O’Neill pursuant to the terms of the employment agreement entered into between Mr. O’Neill and the Company on May 7, 2007.

(4)	Pursuant to the 2007 Bonus Plan, had any equity incentive plan awards been made, such awards would have been made in amounts determined by our Compensation Committee in its sole discretion after the conclusion of the fiscal year once it had been determined that the relevant performance target had been achieved and not in any pre-determined amounts.

(5)	The Company did not achieve its target performance metric, and therefore no cash bonuses were paid. The Company did not place a maximum limit on the incentive compensation that could have been earned by the Named Executive Officers in the fiscal year ended March 31, 2008.

Employment Agreements
Mr. Harry L. Bosco
     Our employment agreement with Mr. Bosco, originally dated July 31, 2001 and amended on November 1, 2004, provides that Mr. Bosco will serve as our President and Chief Executive Officer. Mr. Bosco’s employment agreement automatically renews each October 31st for successive one-year periods unless either party provides at least 60 days written notice of its intent not to renew the employment term. Mr. Bosco’s annual base salary under the agreement is $500,000. In addition, he is eligible to receive a target annual bonus under our Bonus Program in an amount equal to 60 percent of his base salary.
     Pursuant to his employment agreement, Mr. Bosco is prohibited from competing with us for a period of six months following a termination of his employment. During this period, Mr. Bosco is also restricted from (i) soliciting our employees to terminate their relationships with us and (ii) soliciting or interfering with our relationship with any of our customers, suppliers or licensees. Mr. Bosco has also executed a confidentiality agreement containing customary provisions protecting our intellectual property rights and confidential information. In addition, Mr. Bosco also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. Bosco to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bosco acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests.
Mr. Gilles Bouchard
     Our employment agreement with Mr. Bouchard, dated November 1, 2007, provides that Mr. Bouchard will serve as our Chief Operating Officer. The current term of Mr. Bouchard’s employment agreement extends until November 1, 2011, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than sixty days prior to November 1, 2011 or the expiration of the then-current term. Mr. Bouchard’s initial base salary pursuant to the employment agreement is $400,000 per year, which may be increased annually at the sole discretion of the Board. Mr. Bouchard is entitled to receive an initial bonus of $240,000 with respect to his first year of employment, $100,000 of which was paid on March 31, 2008 and $140,000 of which will be payable on March 31, 2009. In addition, Mr. Bouchard is eligible to receive an annual bonus up to a maximum of $100,000 with respect to the Company’s 2009 fiscal year contingent upon the Company’s achievement of certain performance targets to be established by the Board for such fiscal year. Commencing with our 2010 fiscal year and each fiscal year thereafter, Mr. Bouchard will be eligible to participate in the Bonus Program, under which Mr. Bouchard has the potential to earn an annual bonus targeted at 60 percent of his annual base salary for each such year.
     Pursuant to his employment agreement, on November 15, 2007 we granted Mr. Bouchard nonqualified stock options to acquire 250,000 shares of our common stock under the 2001 Incentive Plan with an exercise price of $8.89 per share. The options will vest in four equal annual installments on each of November 1, 2008, November 1, 2009, November 1, 2010 and November 1, 2011, subject to his continued employment with the Company, and will be subject to accelerated vesting in certain events. We also granted Mr. Bouchard, on November 15, 2007, 40,000 shares of restricted stock at a purchase price of $.01 per share. One-half of such restricted stock will vest on November 1, 2008 and the remaining shares of restricted stock will vest on November 1, 2009, subject to Mr. Bouchard’s continued employment with us and subject to accelerated vesting in the event of a change of control or termination of Mr. Bouchard’s employment by us without cause or by him for good reason or by reason of his death or disability.

          Mr. Bouchard’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability”, “cause” (each as defined in the employment agreement) or failure to renew the initial or any successive term of the employment agreement, or by Mr. Bouchard for “good reason”, Mr. Bouchard will be entitled to receive a lump-sum cash payment equal to 100% of his then current annual base salary (see “Executive Compensation—Potential Payments upon Termination or Change of Control” below).
          In connection with Mr. Bouchard’s employment agreement, Mr. Bouchard also entered into a non-competition agreement with us pursuant to which, during, and for one year immediately following, Mr. Bouchard’s employment with us, Mr. Bouchard may not, directly or indirectly:
•	engage in, have more than a de minimus equity interest in, or manage or operate any person, firm, corporation, partnership, business or entity that engages in any business or activity which competes with us;

•	recruit or otherwise solicit or induce any of our employees, customers, distributors, contractors, or suppliers to terminate its employment or arrangement with us, otherwise change its relationship with us, or establish any relationship with Mr. Bouchard for any business purpose competitive with our business; or

•	hire or cause to be hired any person who was employed by us at any time during the one-year period immediately prior to the date of Mr. Bouchard’s termination or who thereafter becomes employed by us.
          In addition, under the non-competition agreement, during and after Mr. Bouchard’s employment with us, Mr. Bouchard may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the non-competition agreement.
          Mr. Bouchard also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. Bouchard to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bouchard acted in good faith and in a manner he reasonably believed to be in our best interests.
Mr. Michael C. Chan
     Our amended and restated employment agreement with Mr. Chan, dated July 29, 2008, provides that Mr. Chan will serve as our Executive Vice President, Business Development. The current term of Mr. Chan’s employment agreement extends until December 1, 2009, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than 60 days prior to December 1, 2009 or the expiration of the then-current term. Mr. Chan’s initial base salary pursuant to the employment agreement is $360,000 per year, which may be increased annually at the sole discretion of the Board. Mr. Chan is entitled to participate in our Bonus Program, under which Mr. Chan has the potential to earn an annual bonus targeted at 60% of his annual base salary.
     Mr. Chan’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability”, “cause” (each as defined in the employment agreement) or failure to renew the initial or any successive term of the employment agreement, or by Mr. Chan for “good reason”, Mr. Chan will be entitled to receive a lump-sum cash payment equal to 100% of his then current annual base salary (see “Executive Compensation—Potential Payments upon Termination or Change of Control” below).
     In connection with Mr. Chan’s employment agreement, Mr. Chan also entered into a non-competition agreement with us pursuant to which, during and for one year immediately following Mr. Chan’s employment with us, Mr. Chan may not:
•	engage in, have more than a de minimus equity interest in, or manage or operate any person, firm, corporation, partnership, business or entity that engages in any business or activity which competes with us;

•	recruit or otherwise solicit or induce any of our employees, customers, distributors, contractors, or suppliers to terminate its employment or arrangement with us, otherwise change its relationship with us, or establish any relationship with Mr. Chan for any business purpose competitive with our business; or

•	hire or cause to be hired any person who was employed by us at any time during the one-year period immediately prior to the date of Mr. Chan’s termination or who thereafter becomes employed by us.
          In addition, under the non-competition agreement, during and after Mr. Chan’s employment with us, Mr. Chan may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the non-competition agreement.
     Mr. Chan also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. Chan to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Chan acted in good faith and in a manner he reasonably believed to be in or our best interests.
Mr. Robert J. Nobile
     Our employment agreement with Mr. Nobile, dated March 5, 2001, provides that Mr. Nobile will serve as our Senior Vice President, Finance. Mr. Nobile’s employment under this agreement is at-will and is not for any fixed term. Mr. Nobile’s annual base salary is $265,000, which may be increased annually at the sole discretion of the Board, and he is eligible to receive an annual target bonus under our Bonus Program in an amount equal to up to 50% of his then-current base salary. Mr. Nobile’s employment agreement provides that Mr. Nobile will be eligible to participate in our medical, dental, life and disability insurance plans and 401(k) Plan, and any executive automobile policy that we may maintain.
     Mr. Nobile’s employment agreement further provides that in the event that his employment is terminated by us without “cause” we will pay him severance in an amount equal to 100% of his then-current total annual salary (see “Executive Compensation—Potential Payments upon Termination or Change of Control” below).
     Mr. Nobile has also executed a confidentiality agreement containing customary provisions protecting our intellectual property rights and confidential information and has agreed to abide by any non-competition and non-solicitation policies which we may adopt from time to time. Mr. Nobile also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. Nobile to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Nobile acted in good faith and in a manner he reasonably believed to be in our best interests.
Mr. Justin J. O’Neill
          Our employment agreement with Mr. O’Neill, dated May 7, 2007, provides that Mr. O’Neill will serve as our General Counsel. The current term of Mr. O’Neill’s employment agreement extends until May 6, 2011 and will automatically renew on that date and each subsequent anniversary for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than sixty days prior to May 6, 2011 or the expiration of the then-current term. Mr. O’Neill’s initial base salary pursuant to the employment agreement is $300,000 per year, which may be increased annually at the sole discretion of the Board. In addition, he is eligible to receive a target annual bonus under our Bonus Program in an amount equal to 50% of his then-current base salary.
          Pursuant to his employment agreement, on May 7, 2007 we granted Mr. O’Neill nonqualified stock options to acquire 100,000 shares of our common stock under the 2001 Incentive Plan with an exercise price of $13.85 per share. 25,000 of such options vested on May 7, 2008, and the remainder will vest in three equal annual installments on each of May 7, 2000, May 7, 2010 and May 7, 2011, subject to Mr. O’Neill’s continued employment with us. The options are subject to accelerated vesting in certain events.
          Mr. O’Neill’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability”, “cause” (each as defined in the employment agreement) or failure to renew the initial or any successive term of the employment agreement, or by Mr. O’Neill for “good reason”, Mr. O’Neill will be entitled to receive a lump-sum cash payment equal to 100% of his then-current annual base salary (see “Executive Compensation—Potential Payments upon Termination or Change of Control” below).

          In connection with his employment agreement, Mr. O’Neill also entered into (i) a confidentiality agreement with us containing customary provisions protecting our intellectual property rights and confidential information and (ii) an indemnification agreement with us which requires, among other things, that we indemnify Mr. O’Neill to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. O’Neill acted in good faith and in a manner he reasonably believed to be in our best interests.
 Employee Benefit Plans
Amended and Restated Opnext, Inc. 2001 Long-Term Stock Incentive Plan
Shares Available for Awards
     Subject to certain adjustments set forth in the plan, the maximum number of shares of our common stock that may be issued or awarded under the 2001 Incentive Plan is 9,400,000 shares. If any shares covered by an award granted under the 2001 Incentive Plan are forfeited, or if an award expires, terminates or is canceled (other than by reason of exercise or vesting), then the shares covered by the award will again be available for grant under the plan.
Administration
     With respect to stock option grants and other awards granted to our independent directors, the 2001 Incentive Plan is administered by the full Board. With respect to all other awards, the 2001 Incentive Plan is administered by the Compensation Committee. In addition, the Board may at any time exercise any rights and duties of the Compensation Committee under the plan except with respect to matters which under Rule 16b-3 under the Exchange Act or Section 162(m) of the Code are required to be determined in the sole discretion of the committee.
     The plan administrator has the exclusive authority to administer the plan, including, but not limited to; to designate participants; the power to determine the types of awards, the terms and conditions of awards, the payment terms of awards and to interpret the plan and make any other determination that it deems necessary for the administration of the plan.
Eligibility
     Persons eligible to participate in the 2001 Incentive Plan include all members of our Board and all employees and consultants of the Company and its subsidiaries, as determined by the plan administrator. Only our employees and employees of our qualifying corporate subsidiaries are eligible to be granted options that are intended to qualify as “incentive stock options” under Section 422 of the Code.
Awards
     The 2001 Incentive Plan allows us to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance bonus awards and performance-based awards to eligible individuals. Except as otherwise provided by the plan administrator, no award granted under the plan may be assigned, transferred or otherwise disposed of by the grantee, except by will or the laws of descent and distribution.
     The maximum number of shares of our common stock which may be subject to awards granted to any one participant during any calendar year is 1,000,000 and the maximum amount that may be paid to a participant in cash during any calendar year with respect to cash-based awards is $1,500,000. These limits will not apply, however, until the earlier of (i) a material modification of the plan; (ii) the issuance of all shares reserved for issuance under the plan; (iii) the expiration of the plan; (iv) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of our initial public offering; or (v) such earlier date as is required by Section 162(m) of the Code (such date, the “Transition Date”).

Stock Options
     Stock options, including incentive stock options as defined under Section 422 of the Code, and nonqualified stock options, may be granted pursuant to the 2001 Incentive Plan. The option exercise price of stock options granted pursuant to the plan may not be less than 100% of the fair market value of our stock on the date of grant. No incentive stock option may be granted to a grantee who owns more than 10% of our stock unless the exercise price is at least 110% of the fair market value at the time of grant. Notwithstanding whether an option is designated as an incentive stock option, to the extent that the aggregate fair market value of the shares with respect to which such option is exercisable for the first time by any optionee during any calendar year exceeds $100,000, such excess will be treated as a nonqualified stock option.
     Payment for the exercise price of an option may be made in cash, or its equivalent, or, with the consent of the plan administrator, by exchanging shares owned by the optionee or through delivery of instructions to a broker to sell the shares otherwise deliverable upon the exercise of the option and to deliver promptly to us an amount equal to the aggregate exercise price, or a combination of the foregoing, provided the combined value is at least equal to such aggregate exercise price. A participant may be permitted to pay the exercise price of an option or taxes relating to an option’s exercise by delivering shares by presenting proof of beneficial ownership of such shares, in which case we will treat the option as exercised without further payment and withhold such number of shares from the shares acquired by the option’s exercise. No participant who is a member of our Board or an “executive officer” of the Company within the meaning of Section 13(k) of the Exchange Act will be permitted to pay the exercise price of an option in any method which would violate Section 13(k) of the Exchange Act.
     Stock options may be exercised as determined by the plan administrator, but in no event after the tenth anniversary of the date of grant. In the case of an incentive stock option granted to a person who owns more than 10% of our stock on the date of grant, such term will not exceed five years.
Restricted Stock
     Eligible employees, consultants and directors may be issued restricted stock in such amounts and on such terms and conditions as determined by the plan administrator. Restricted stock is evidenced by a written restricted stock agreement. The restricted stock agreement contains restrictions on transferability and may contain such other restrictions as the plan administrator may determine, including, without limitation, limitations on the right to vote the restricted stock or the right to receive dividends on the restricted stock. These restrictions may lapse separately or in combination at such times, pursuant to such circumstances, in such installments, or otherwise, as the plan administrator determines at the time of grant of the award or thereafter.
Stock Appreciation Rights
     A stock appreciation right (a “SAR”) is the right to receive payment of an amount equal to the excess of the fair market value of a share of our common stock on the date of exercise of the SAR over the grant price of the SAR. The plan administrator may issue SARs in such amounts and on such terms and conditions as it may determine, consistent with the terms of the plan. The plan administrator may grant SARs that are settled in cash, in our common stock or in a combination of cash and our stock.
Other Awards under the Plan
     The 2001 Incentive Plan provides that the plan administrator may also grant or issue dividend equivalents, restricted stock units, performance bonus awards and performance-based awards or any combination thereof to eligible employees, consultants and directors. The term of each such grant or issuance is set by the plan administrator in its discretion. The plan administrator may establish the exercise price or purchase price, if any, of any such award.
     Payments with respect to any such award are made in cash, in our stock or a combination of both, as determined by the plan administrator. Any such award is subject to such additional terms and conditions as determined by the plan administrator and is evidenced by a written award agreement.
     Dividend Equivalents. Dividend equivalents are rights to receive the equivalent value (in cash or our stock) of dividends paid on our stock. They represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares that are subject to any award held by the participant.
     Restricted Stock Units. Restricted stock units may be granted to any participant in such amounts and subject to such terms and conditions as determined by the plan administrator. Each restricted stock unit has a value equal to the fair market value of a share of our common stock. Restricted stock units are paid to participants in cash, shares, other securities or other property, as determined in the sole discretion of the plan administrator. At the time of grant, the plan administrator specifies the date or dates on which the restricted stock units will become fully vested and nonforfeitable, and may specify such conditions to vesting as it deems appropriate. The plan administrator specifies the purchase price, if any, to be paid by the participant to us for such shares of our stock. An award of restricted stock units is only exercisable or payable while the participant is an employee, consultant or director.
     Performance Bonus Awards. Any participant selected by the plan administrator may be granted a cash bonus payable upon the attainment of performance goals that are established by the plan administrator and relate to any one or more performance criteria determined appropriate by the plan administrator on a specified date or dates or over any period or periods determined by the plan administrator. Any such cash bonus paid to a “covered employee” within the meaning of Section 162(m) of the Code may be a performance-based award as described below.
Annual Director Grants
            On August 27, 2007, the Compensation Committee retained Mercer Human Resource Consulting, Inc. (“Mercer”) to provide information, analyses, and advice regarding director compensation. The Mercer consultant who performed these services reported directly to the Compensation Committee chair. The Company also retains Mercer and its related entities to perform other services.
          On December 12, 2007, in consultation with Mercer, the Board adopted the first amendment (the “First Amendment”) to the 2001 Incentive Plan in order to revise the provisions of the 2001 Incentive Plan relating to grants to our independent directors. In particular, the First Amendment:
•	Provides for the automatic one-time grant of restricted stock units to each individual who is newly elected as an “independent director” (as defined in the 2001 Incentive Plan) on the date of his or her election to the Board in an amount equal to $35,000 divided by the fair market value of a share of our common stock on the date of grant (the “Initial Grant”). Subject to the director’s continued service with the Company, this Initial Grant vests in full on the one-year anniversary of the date of grant.

•	Provided for the grant of 3,193 restricted stock units on December 12, 2007 to each individual who was initially elected as an independent director during the period commencing on February 1, 2007 and ending on December 12, 2007. Subject to the director’s continued service with the Company, this grant vests in full on the one-year anniversary of the date of grant.

•	Provides for the grant of restricted stock units on the date of each annual meeting to each individual who is elected as an independent director at such meeting of stockholders or who otherwise continues to be an independent director immediately following such meeting in an amount equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of such meeting (the “Annual Grant”). Subject to the director’s continued service with the Company, this Annual Grant vests in full on the one-year anniversary of the date of grant. In the event that a newly elected independent director is first elected to the Board on a date other than the date of the annual meeting, then, in addition to the Initial Grant, such director will receive a pro rata grant equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of his or her election, prorated for the period between the date of the immediately preceding annual meeting and the date of such director’s election to the Board (the “Pro Rata Grant”). Subject to the director’s continued service with the Company, this Pro Rata Grant vests in full on the one-year anniversary of the immediately preceding annual meeting. An individual who is initially elected as an independent director at an annual meeting will receive both an Initial Grant and an Annual Grant, but not a Pro Rata Grant, on the date of his or her election to the Board.

          The cash, common stock or other securities or property of the Company payable in respect of such vested restricted stock units will, subject to the exception set forth below, be paid to the independent director upon the earliest to occur of:
•	a “change in control event” within the meaning of Section 409A of the Internal Revenue Code, as amended (“Section 409A”),

•	such director’s “separation from service” from the Company within the meaning of Section 409A, and

•	such director’s death.
In the case of an individual who is a “specified employee” (within the meaning of Section 409A(a)(2)(B)(i)), however, the payment will not be made until the date which is six months and one day after the individual’s separation from service (or, if earlier, the date of the individual’s death). To the extent otherwise eligible, members of our Board who are employees of the Company who subsequently retire from the Company and remain on the Board will receive, at each annual meeting of stockholders after his or her retirement from employment with the Company, an Annual Grant. The 2001 Incentive Plan was otherwise amended by the First Amendment for compliance with Section 409A.

Performance-Based Awards
     The plan administrator may grant awards to employees who are or may be “covered employees,” as defined in Section 162(m) of the Code, that are intended to be performance-based awards within the meaning of Section 162(m) of the Code in order to preserve the deductibility of these awards for federal income tax purposes. Other than with respect to options and stock appreciation rights, participants are only entitled to receive payment for a performance-based award for any given performance period to the extent that pre-established performance goals set by the plan administrator for the period are satisfied. These pre-established performance goals must be based on one or more of the following performance criteria: net earnings (either before or after interest, taxes, depreciation and amortization), economic value-added, sales or revenue, net income (either before or after taxes), operating earnings, cash flow (including, but not limited to, operating cash flow and free cash flow), cash flow return on capital, return on net assets, return on shareholders’ equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings per share, price per share, and market share. These performance criteria may be measured in absolute terms or as compared to any incremental increase or as compared to results of a group. With regard to a particular performance period, the plan administrator has the discretion to select the length of the performance period, the type of performance-based awards to be granted, and the goals that will be used to measure the performance for the period. In determining the actual size of an individual performance-based award for a performance period, the plan administrator may reduce or eliminate (but not increase) the award. Generally, a participant has to be employed by the Company or any qualifying subsidiary on the date the performance-based award is paid to be eligible for a performance-based award for any period.
Foreign Participants
     In order to comply with the laws in other countries in which we and our subsidiaries operate or have persons eligible to participate in the plan, the plan administrator has the power to determine which of our subsidiaries are covered by the plan, to determine which of our directors, employees and consultants outside the U.S. are eligible to participate in the plan, to modify the terms and conditions of any award granted to such eligible individuals to comply with applicable foreign laws, to establish subplans and modify any terms and procedures (with certain exceptions), and to take any action that it deems advisable with respect to local governmental regulatory exemptions or approvals.
Adjustments
     If there is any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of our assets to stockholders, or any other change affecting the shares of our stock or the share price of our stock, the plan administrator will make proportionate adjustments, in order to reflect such change with respect to (i) the aggregate number and type of shares that may be issued under the plan, (ii) the terms and conditions of any outstanding awards (including, without limitation, any applicable performance targets or criteria with respect thereto), or (iii) the grant or exercise price per share for any outstanding awards under the plan. Any adjustment affecting an award intended as “qualified performance-based compensation” will be made consistent with the requirements of Section 162(m) of the Code. The plan administrator also has the authority under the 2001 Incentive Plan to take certain other actions with respect to outstanding awards in the event of a corporate transaction, including provision for the cash-out, termination, assumption or substitution of such awards.
Change in Control
     Except as may otherwise be provided in any written agreement between the participant and us, in the event of a change in control of the Company (as defined in the plan) in which awards are not converted, assumed, or replaced by the successor, such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a change in control, the plan administrator may cause any and all awards outstanding under the 2001 Incentive Plan to terminate at a specific time in the future and will give each participant the right to exercise such awards during a period of time as the plan administrator, in its sole and absolute discretion, will determine.

Termination or Amendment
     With the approval of our Board, the plan administrator may terminate, amend, or modify the 2001 Incentive Plan at any time. We must, however, obtain stockholder approval for any amendment to the extent necessary and desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the plan, to permit the grant of options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. In addition, absent stockholder approval, no option may be amended to reduce the per share exercise price of the shares subject to such option below the per share exercise price as of the date the option was granted and, except to the extent permitted by the plan in connection with certain changes in capital structure, no option may be granted in exchange for, or in connection with, the cancellation or surrender of an option having a higher per share exercise price.
Code Section 409A
     To the extent that the plan administrator determines that any award granted under the 2001 Incentive Plan is subject to Section 409A, the award agreement evidencing such award will incorporate the terms and conditions required by Section 409A. In the event that the plan administrator determines that any award may be subject to Section 409A, the 2001 Incentive Plan and any applicable awards may be modified to exempt the awards from Section 409A or comply with the requirements of Section 409A.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth summary information regarding the outstanding equity awards at March 31, 2008 granted to each of our Named Executive Officers.

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan
								Awards:
			Equity			Number		Number
			Incentive			of		of
			Plan			Shares	Market	Unearned	Equity Incentive
			Awards:			or Units	Value of	Shares,	Plan Awards:
	Number of	Number of	Number of			of Stock	Shares or	Units or	Market or Payout
	Securities	Securities	Securities			That	Units of	Other	Value of
	Underlying	Underlying	Underlying			Have	Stock	Rights	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		Not	That	That Have	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Option	Vested	Have Not	Not	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Expiration Date	(#)	Vested ($)	Vested (#)	Not Vested ($)
Harry L. Bosco	1,000,000	0	0	$15.00	11/1/2010	33,333	$323,747	0	$0
	150,000	0	0	$15.00	11/1/2014
		150,000	150,000	$11.34	8/15/2017

Gilles Bouchard		250,000	0	$8.89	11/15/2017	40,000	$288,925	0	$0

Michael C. Chan	200,000	0	0	$15.00	12/1/2010	12,500	$121,406	0	$0
		35,000	35,000	$11.34	8/15/2017

Robert J. Nobile	50,000	0	0	$15.00	3/5/2011	8,333	$80,943	0	$0
		25,000	25,000	$11.34	8/15/2017

Justin J. O’Neill	25,000	75,000	0	$13.85	5/7/2017	0	$0	0	$0

Option Exercises and Stock Vested
     For the fiscal year ended March 31, 2008, none of the Named Executive Officers exercised their options. On November 1, 2007, nonqualified options granted Mr. Bosco to purchase 50,000 shares of our common stock at an exercise price of $15.00 per share vested, such date being the third anniversary of the date of grant. On February 20, 2008, one-half of the restricted stock awards issued to Messrs. Bosco, Nobile and Chan vested in the amounts of 33,333 for Mr. Bosco, 12,500 for Mr. Chan and 8,333 for Mr. Nobile. In connection with such vesting, Mr. Nobile elected to pay the tax liability incident to the vesting of the restricted stock by delivering 3,305 shares of restricted stock to the Company.
Potential Payments upon Termination or Change of Control
Employment Agreements
     In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe it is vital to provide our executive officers with severance payments. To this end, each of our Named Executive Officers, other than Mr. Bosco, is entitled to a severance payments in an amount equal to one times the executive’s annual base salary in the event of a termination of the executive’s employment without “cause” (as defined below) and, in certain instances, by the executive for “good reason” (as defined below).
     In each of the employment agreements for Messrs. Bouchard, Chan and O’Neill, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct that brings the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) any material breach of the confidentiality agreement entered into in connection with his employment; (iv) fraud or embezzlement with respect to the Company or any of its subsidiaries or affiliates; (v) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (vi) repeated failure to perform in any material respect executive’s duties as directed by the Board.
     In addition, “good reason” is defined in the employment agreements for Messrs. Bouchard, Chan and O’Neill as the occurrence of any one or more of the following events, along with the Company’s failure to cure the circumstances constituting good reason within 20 days after the receipt of notice thereof: (i) a material and substantial diminution of executive’s duties or responsibilities or executive’s removal from his position, or (ii) a reduction by the Company of executive’s base salary or target bonus range. The agreements provide that to constitute resignation for “good reason” the executive must resign within 30 days after the end of the 20-day cure period.
     “Disability” is defined in the employment agreements entered into with Messrs. Bouchard, Chan and O’Neill to mean that the executive is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any 12-month period by reason or any physical or mental injury, illness or incapacity.
     As applied to our Chief Financial Officer, in the event that Mr. Nobile is terminated by the Company without cause, Mr. Nobile will be entitled to a payment equal to 100% of the sum of his then-current annual base salary. In Mr. Nobile’s employment agreement, “cause” is defined as: (i) engagement in misconduct which is materially injurious to the Company or any of its affiliates; (ii) continued failure to substantially perform his duties to the Company or any of its subsidiaries other than as a result of physical or mental disability; (iii) repeated dishonesty in the performance of his duties to the Company or any of its subsidiaries; (iv) commission of an act or acts constituting any (A) fraud against, or misappropriation or embezzlement from the Company or any of its affiliates, (B) a crime involving moral turpitude, or (C) an offense that could result in a jail sentence of at least 30 days; or (v) material breach of any confidentiality, non-solicitation, non-competition or inventions covenant entered into between Mr. Nobile and the Company or any of its subsidiaries. There is no provision in Mr. Nobile’s employment agreement which addresses termination for good reason or upon Mr. Nobile’s death or disability.
     Assuming a termination of employment as of March 31, 2008, the severance benefits described above would have resulted in payments of the following amounts to each of the respective Named Executive Officers: Mr. Bouchard — $400,000, Mr. Chan — $360,000, Mr. Nobile — $265,000 and Mr. O’Neill — $300,000.
Stock Option Agreements

     The Compensation Committee granted 150,000 nonqualified stock options to Mr. Bosco, 35,000 nonqualified stock options to Mr. Chan and 25,000 nonqualified stock options to Mr. Nobile on August 15, 2007, based on the performance of such Named Executive Officers during the fiscal year ended March 31, 2007 (collectively, the “August 2007 Grants”). Except with respect to the August 2007 Grants, all of the current stock options held by Messrs. Bosco, Chan and Nobile are fully vested with no remaining acceleration benefits. Also in the fiscal year ended March 31, 2008, pursuant to their employment agreements, we granted: (i) Mr. Bouchard nonqualified stock options to purchase 250,000 shares of our common stock at an exercise price of $8.89 per share, which such options will vest in equal annual installments on November 1, 2008, November 1, 2009, November 1, 2010 and November 1, 2011; and (ii) Mr. O’Neill nonqualified stock options to purchase 100,000 shares of our common stock at an exercise price of $13.85 per share, 25,000 of which such options vested on May 7, 2008, and the remainder of which will vest in equal annual installments on May 7, 2009, May 7, 2010 and May 7, 2011, (together with the August 2007 Grants, the “2007 Grants”).
     Each of the stock option agreements entered into in connection with the 2007 Grants provides that in the event that the executive’s employment with the Company is terminated by the Company without “cause” as defined therein or by the executive for “good reason”, such options shall vest with respect to the portion of the options that would have otherwise become vested during the twelve-month period immediately succeeding the date of such termination of employment had the executive remained employed by the Company during such period. In addition, each of the stock option agreements provides that in the event that the executive’s employment with the Company is terminated by reason of the his death or “disability” or by the Company without “cause” or by him for “good reason” during the twelve-month period immediately following a “change in control” (as defined in the 2001 Incentive Plan (see “Change of Control Provisions” below)), the stock options issued to the executive shall, to the extent not then vested, become fully vested.
     “Cause” is defined in each of the stock option agreements to mean the definition of such terms as defined in each such Named Executive Officer’s employment agreement then in effect. In the employment agreement for Mr. Bosco, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct tending to bring the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) breach of the proprietary information agreement he entered into in connection with his employment; (iv) fraud or embezzlement, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (v) egregious or bad faith performance of, or failure to perform, the duties of his position.
     “Disability” and “good reason” are each defined in Mr. Bosco’s, Mr. Bouchard’s, Mr. Chan’s and Mr. O’Neill’s stock option agreements to mean the definition of such terms as defined in each such executive’s employment agreement then in effect. (See “Potential Payments upon Termination or Change in Control – Employment Agreements” above for definitions of such terms as applied to Messrs. Bouchard, Chan and O’Neill). “Disability” is defined in the employment agreement entered into with Mr. Bosco to mean that Mr. Bosco is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any 12-month period by reason of any physical or mental injury, illness or incapacity. “Good Reason” is defined in the employment agreements for Mr. Bosco as the occurrence of any one or more of the following events, along with the Company’s failure to cure the circumstances constituting good reason within 20 days after the receipt of notice thereof: (i) a material and substantial diminution of Mr. Bosco’s duties or responsibilities or his removal from his position, or (ii) a reduction by the Company of Mr. Bosco’s base salary or target bonus range. The agreement provides that to constitute resignation for “good reason,” Mr. Bosco must resign within 30 days after the end of the 20-day cure period.
     With respect to Mr. Nobile, whose employment agreement does not contain a definition of either “disability” or “good reason,” “disability” shall mean “disability” as defined in the Company’s long-term disability plan as in effect from time to time, or if there shall be no plan or if not defined therein, the executive’s becoming physically or mentally incapacitated and consequent inability for a period of six (6) months in any 12 consecutive month period to perform his duties to the Company. “Good reason” is defined in Mr. Nobile’s stock option agreement to mean the occurrence of any one or more of the following events without Mr. Nobile’s prior written consent, unless the Company fully corrects the circumstances constituting “good reason” within a reasonable period of time following written notice from Mr. Nobile identifying the events or circumstances constituting “good reason”: (i) a material and substantial diminution of Mr. Nobile’s duties or responsibilities, excluding for this purpose an isolated and inadvertent action not taken in bad faith and which is remedied by the Company; or (ii) a reduction by the Company of Mr. Nobile’s base salary or target bonus opportunity.
     All of the 2007 Grants, except with respect to the first tranche of the grant to Mr. O’Neill, which is already vested, could be subject to accelerated vesting. However, since as of March 31, 2008, the market price of our common stock was below the strike price of all options issued in connection with the 2007 Grants, such accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date.
Restricted Stock Agreements
     Mr. Bosco was awarded 66,666 shares of restricted stock issued on November 1, 2004. The award vested with respect to one half of the shares of restricted stock on February 20, 2008 and the remainder of the shares is scheduled to vest on February 20, 2009, subject to his continued employment with us. Such unvested shares are, however, subject to accelerated vesting pursuant to the terms of our employment agreement with Mr. Bosco in the event of a termination of Mr. Bosco’s employment by us without “cause,” or by him for “good reason,” or by reason of his death or “disability.” See “—Stock Option Agreements” above for definitions of “cause,” “good reason” and “disability” as applied to Mr. Bosco. The market value of Mr. Bosco’s unvested shares of restricted stock as of March 31, 2008 was $323,747, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year-End.”
     Pursuant to his employment agreement, we granted Mr. Bouchard 40,000 shares of restricted stock at a purchase price of $0.01 per share. Pursuant to the terms of the restricted stock agreement and the employment agreement we entered into with Mr. Bouchard, the restricted stock will vest in equal installments on each of November 1, 2008 and November 1, 2009, subject to his continued employment with us and accelerated vesting in the event of a termination of Mr. Bouchard’s employment by us without “cause” or by him for “good reason”, by reason of his death or “disability” or in the event of a “change in control” (as defined in the 2001 Incentive Plan (see “Change of Control Provisions” below)). See “—Employment Agreement” above for definitions of “cause,” “good reason” and “disability” as applied to Mr. Bouchard. The market value of Mr. Bouchard’s unvested shares of restricted stock as of March 31, 2008 was $288,925, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year-End.”
     Mr. Chan was awarded 25,000 shares of restricted stock issued on November 1, 2004. The award vested with respect to one half of the shares of restricted stock on February 20, 2008 and the remainder of the shares is scheduled to vest on February 20, 2009, subject to his continued employment with us. Such unvested shares are, however, subject to accelerated vesting pursuant to the terms of our employment agreement with Mr. Chan in the event of a termination of Mr. Chan’s employment by us without “cause” or by him for “good reason” during the twelve-month period immediately following a “change in control” (as defined in the 2001 Incentive Plan (see “Change of Control Provisions” below)). See “—Employment Agreement” above for definitions of “cause” and “good reason” as applied to Mr. Chan. The market value of Mr. Chan’s unvested shares of restricted stock as of March 31, 2008 was $121,406, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year-End.”
     The terms of our restricted stock agreement with Mr. Nobile does not provide for acceleration under any circumstances. We have not granted any restricted stock to Mr. O’Neill.
Change in Control Provisions
     Our 2001 Incentive Plan provides that, except as may otherwise be provided in a written agreement between the participant and us, in the event of a Change in Control of the Company (as defined below) in which awards under the plan are not converted, assumed, or replaced by the successor, such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a Change in Control, the plan administrator may cause any and all awards outstanding under the 2001 Incentive Plan to terminate at a specific time in the future and will give each participant the right to exercise such awards during a period of time as the plan administrator, in its sole and absolute discretion, will determine.
     “Change in Control” in defined in the 2001 Incentive Plan to include each of the following:
•	A transaction or series of transactions (other than an offering of shares to the general public through a registration statement filed with the Securities and Exchange Commission) whereby any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, Hitachi, Ltd., an employee benefit plan maintained by the Company or any of its subsidiaries or a “person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company possessing more than 50% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition; or

•	During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) (other than a director designated by a person who shall have entered into an agreement with the Company to effect a transaction described herein) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

•	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or stock of another entity, in each case other than a transaction:

o	Which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such person, the “Successor Entity”)) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

o	After which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of the Successor Entity; provided, however, that no person or group shall be treated as beneficially owning 50% or more of combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction; or
•	The Company’s stockholders approve a liquidation or dissolution of the Company.
     The Board has full and final authority, which shall be exercised in its discretion, to determine conclusively whether a Change in Control of the Company has occurred pursuant to the above definition, and the date of the occurrence of such Change in Control and any incidental matters relating thereto.
Employment Agreements, Severance Benefits and Change of Control Provisions

     We also offer certain of our Named Executive Officers certain severance payments and benefits in the event of a “change of control.” For a detailed discussion of our employment agreements, please see the descriptions under the headings “Executive Compensation—Employment Agreements” and “Executive Compensation—Potential Payments upon Termination or Change of Control.”
     Severance Benefits. With the exception of Mr. Bosco, our Named Executive Officers are entitled to severance benefits in an amount equal to one times the executive’s annual base salary in the event of a termination without “cause” and, in certain instances, for resignation for “good reason.” Please see the definitions of these terms under “Executive Compensation—Potential Payments upon Termination or Change of Control.” Our philosophy is to provide severance packages that we believe enable the Company to retain qualified executives, maintain a stable work environment for the Named Executive Officers and provide economic security to the executives in the event of certain terminations of employment. Our severance arrangements are designed to limit distractions to the Named Executive Officers in the performance of their duties and allow the executives to focus on achieving superior company performance and building stockholder value. We believe that it is important to provide severance payments in both the obvious case of actual termination and the case of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages would risk that an acquirer of us could avoid paying severance by fostering a non-conducive work environment for the executives, thereby ensuring their voluntary exit.
     Change of Control. Prior to the 2007 Grants, the terms of nonqualified stock option agreements we entered into with the Named Executive Officers pursuant to the 2001 Incentive Plan provided that in the event of a change of control and a termination of employment within six months of such change of control, either by us other than for “cause” or “disability” or by the participant for “good reason”, the unvested stock options of each Named Executive Officer immediately become fully vested and exercisable. (Please see “Executive Compensation—Potential Payments upon Termination or Change of Control” for definitions of “cause”, “disability” and “good reason”.) This approach to compensation in the event of a change of control is sometimes referred to as a “double-trigger” because the intent of the plan is to provide appropriate benefits in the event of a termination following a change of control, rather than to provide a change of control bonus. The 2001 Incentive Plan is intended to focus each employee, including each Named Executive Officer, on completing a transaction that will be in the best interests of our stockholders rather than on concerns about future employment. Other than with respect to the 2007 Grants, all of the stock options of the Named Executive Officers are fully vested and, thus, the Named Executive Officers would not receive any acceleration benefits with respect to such options upon a change of control.
     In connection with the 2007 Grants, we entered into stock option agreements with each of our Named Executive Officers which provide for accelerated vesting of the nonqualified stock options upon a change of control and termination of employment within twelve months following such change in control. All of the 2007 Grants, except with respect to the first tranche of the grant to Mr. O’Neill, which is already vested, could, thus, be subject to accelerated vesting upon a change of control and a subsequent termination of employment.

     Pursuant to his employment agreement, we granted Mr. Bouchard 40,000 shares of restricted stock at a purchase price of $0.01 per share. Pursuant to the terms of the restricted stock agreement and the employment agreement we entered into with Mr. Bouchard, the restricted stock will vest in equal installments on each of November 1, 2008 and November 1, 2009, subject to accelerated vesting in the event of a “change in control” (as defined in the 2001 Incentive Plan). The market value of Mr. Bouchard’s unvested shares of restricted stock as of March 31, 2008 was $288,925, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year End.”
     Mr. Chan was awarded 25,000 shares of restricted stock issued on November 1, 2004. The award vested with respect to one half of the shares of restricted stock on February 20, 2008 and the remainder of the shares is scheduled to vest on February 20, 2009, subject to his continued employment with us. Such unvested shares are, however, subject to accelerated vesting pursuant to the terms of our employment agreement with Mr. Chan in the event of a termination of Mr. Chan’s employment by us without “cause” or by him for “good reason” during the twelve-month period immediately following a “change in control” (as defined in the 2001 Incentive Plan (see “Change of Control Provisions” below)). See “—Employment Agreement” above for definitions of “cause” and “good reason” as applied to Mr. Chan. The market value of Mr. Chan’s unvested shares of restricted stock as of March 31, 2008 was $121,406, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year-End.”
     Our restricted stock agreements with our other Names Executive Officers do not provide any benefits in the event of termination following a change of control.
Change of Control Table
     The table below assumes that a termination of employment or change of control occurred on March 31, 2008, the last business day of our last completed fiscal year. For purposes of estimating the value of amounts of equity compensation to be received in the event of termination or change of control, we have assumed a price per share of our common stock of $5.45, which represents the closing market price of our common stock as reported on the NASDAQ on March 31, 2008. In the event employment of each of our Named Executive Officers were terminated as of March 31, 2008, the value of equity compensation to be received with respect to accelerated stock options would have been zero as the exercise price of all grants exceeded the market price of our common stock on such date.

						Termination
						without
						Cause or
						Resignation
	Executive					for Good
	benefits and	Termination		Termination		Reason
	payments	due to		by Us Other	Resignation	following
	upon	Death or	Termination	than for	with Good	Change in	Change in
Name	termination	Disability	for Cause	Cause	Reason	Control	Control
Harry L. Bosco	Severance payment	$0	$0	$0	$0	$0	$0
	Accelerated shares(1)	$181,665	$0	$181,665	$181,665	$0	$0
Gilles Bouchard	Severance payment	$0	$0	$400,000	$400,000	$0	$0
	Accelerated shares(2)	$218,000	$0	$218,000	$218,000	$218,000	$218,000
Michael C. Chan	Severance payment	$0	$0	$360,000	$360,000	$0	$0
	Accelerated shares(3)	$0	$0	$0	$0	$68,125	$0
Robert J. Nobile	Severance payment	$0	$0	$265,000	$0	$0	$0
	Accelerated shares	$0	$0	$0	$0	$0	$0
Justin J. O’Neill	Severance payment	$0	$0	$300,000	$300,000	$0	$0
	Accelerated shares	$0	$0	$0	$0	$0	$0

(1)	Represents the acceleration of vesting on 33,333 unvested shares of restricted stock as of March 31, 2008 valued at $5.45 per share.

(2)	Represents the acceleration of vesting on 40,000 unvested shares of restricted stock as of March 31, 2008 valued at $5.45 per share.

(3)	Represents the acceleration of vesting on 12,500 unvested shares of restricted stock as of March 31, 2008 valued at $5.45 per share.

DIRECTOR COMPENSATION
     On August 27, 2007, the Compensation Committee retained Mercer to provide information, analyses, and advice regarding director compensation, as described below. The Mercer consultant who performed these services reported directly to the Compensation Committee chair. The Company also retains Mercer and its related entities to perform other services. In December 2007, in consultation with Mercer, our Board adopted a new director compensation plan. Under the plan, starting in December 2007, each non-employee director became entitled to receive, in addition to the equity compensation set forth under “Amended and Restated Opnext, Inc. 2001 Long-Term Stock Incentive Plan – Annual Director Grants” above, the following cash compensation:

Board Service

Annual Retainer:	$25,000
Meeting Fees:	$1,500 per meeting

Committee Service

Audit Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting

Compensation Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting

Nominating/Corporate Governance Committee
Chair Annual Retainer:	$2,500
Meeting Fees:	$1,000 per meeting
          Non-employee directors receive an annual retainer of $25,000 as fees related to their service on the Board. For serving as Chairman of the Audit Committee, Mr. Cowan receives an annual retainer of $5,000 in addition to the foregoing retainer of $25,000. For serving as Chairman of the Compensation Committee, Mr. Otto receives an annual retainer of $5,000 in addition to the foregoing retainer of $25,000. As of December 12, 2007, for serving as Chairman of the Nominating/Corporate Governance Committee, Dr. Kuru became entitled to receive an annual retainer of $2,500 in addition to the foregoing retainer of $25,000. Prior to December 12, 2007, non-employee directors received $2,000 for attendance at each Board meeting and $500 for attendance at each committee meeting. On and after December 12, 2007, non-employee directors became entitled to receive $1,500 for attendance at each Board meeting and $1,000 for attendance at each committee meeting. Non-employee directors are also reimbursed for reasonable expenses incurred to attend meetings of the Board or Committees.

Director Compensation Table
     The following table shows compensation of the non-employee members of our Board for the fiscal year ended March 31, 2008. Any board member who is also an employee of the company does not receive separate compensation for service on the Board.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred	All Other
	Paid in	Stock	Option	Incentive Plan	Compensation	Compensation
Director	Cash	Awards(1)	Awards	Compensation	Earnings	(2)	Total
Kendall Cowan	$57,000	$24,244	$ 0	$ 0	$ 0	$10,734	$91,978

Isamu Kuru	$51,125	$24,244	$ 0	$ 0	$ 0	$10,734	$86,103

David Lee	$43,000	$16,441	$ 0	$ 0	$ 0	$10,734	$70,175

Ryuichi Otsuki	$0	$0	$ 0	$ 0	$ 0	$9,799 (3)	$9,799

John F. Otto	$60,000	$24,244	$ 0	$ 0	$ 0	$10,734	$94,978

Naoya Takahashi	$0	$0	$ 0	$ 0	$ 0	$9,665 (3)	$9,665

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2008 in accordance with the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for the fair value of restricted stock and/or restricted stock units awarded to the non-employee directors. The fair value is calculated using the closing price of our common stock on the grant date for the shares awarded. The reported amounts reflect the Company’s stock-based compensation expense for these awards and do no correspond to the actual value that might be recognized by such directors.

(2)	Non-employee directors received quarterly cash compensation at an annual rate equal to $25,000 prior to the Annual Meeting held on September 5, 2007. On and after the September 15, 2007 meeting, such non-employee directors were granted restricted stock or restricted stock units.

(3)	Mr. Otsuki and Dr. Takahashi have declined compensation pursuant to our director compensation program for their services as directors apart from compensation, in each case, in an amount equal to the tax liability with respect to any amounts deemed constructively received by them plus the fees of an accounting firm engaged to prepare and file the tax returns associated with such amounts.
Compensation Committee Interlocks and Insider Participation
     Our Compensation Committee currently consists of Mr. Otto, Dr. Lee, Mr. Cowan and Dr. Kuru. None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Compensation Committee Report*
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Compensation Committee
of the
Board of Directors
John F. Otto, Jr., Chairman
Kendall W. Cowan
Dr. Isamu Kuru
Dr. David Lee

*	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Proxy Statement and irrespective of any general incorporation language in such filing.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The following table provides information as of July 25, 2008 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,032,642	$14.14	3,204,014
Equity compensation plans not approved by security holders	—	—	—
Total	6,032,642	$14.14	3,204,014
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2008, by:
▪	each director and nominee;

▪	our Named Executive Officers;

▪	all of our directors and executive officers as a group; and

▪	each person known by us to beneficially own more than 5% of our common stock.
     The address for each of the individuals listed under “Directors and Named Executive Officers” in the table below is Opnext, Inc., 1 Christopher Way, Eatontown, New Jersey 07724.

	Common Stock Beneficially Owned
	(1)(2)
Name of Beneficial Owner	Number of		Percent
5% Stockholders	Shares		of Total
Hitachi, Ltd.	29,343,334	(3)	45.4%
Clarity Partners, L.P.	7,527,420	(4)(5)	11.6%
Clarity Opnext Holdings II, LLC
Clarity Management, L.P.
Marubeni Corporation	7,500,000	(6)	11.6%
Marubeni America Corporation
Directors and Named Executive Officers
Harry L. Bosco	1,259,166	(7)	1.95%
Dr. David Lee	7,527,420	(5)	11.6%
Dr. Naoya Takahashi	0		*
John F. Otto, Jr.	2,281		*
Kendall W. Cowan	2,281		*
Dr. Isamu Kuru	2,281		*
Ryuichi Otsuki	0		*
Robert J. Nobile	69,611	(8)	*
Michael C. Chan	233,750	(9)	*
Gilles Bouchard	40,000	(10)	*
Justin J. O’Neill	25,000	(11)	*
All directors and executive officers as a group (11 individuals)	9,292,441	(5)(6)(7)	14.4%

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules of the SEC, and includes voting or investment power with respect to the securities. Information in this table is based on our records and information provided by directors, nominees, Named Executive Officers, executive officers and in information filed with the SEC. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, including shares held in trust.

(2)	The number of shares of common stock outstanding used in calculating the percentage for each listed person is based on 64,623,847 shares of our common stock outstanding as of June 30, 2008, and also includes, with respect to each person, the shares of common stock underlying options held by that person that were exercisable as of June 20, 2008 or within 60 days of such date, but excludes shares of common stock underlying options held by any other person.

(3)	Based upon a Form 3, as amended, dated as of February 19, 2007, and a Form 4, dated as of February 16, 2007, as filed with the SEC by Hitachi, Ltd. reporting ownership of these shares as of those dates. This figure includes 1,010,000 shares of common stock obtainable within 60 days by the exercise of stock options. The address of Hitachi, Ltd. is 6-6, Marunouchi 1-chome, Chiyoda-ku, Tokyo 100-8280 Japan.

(4)	The address of Clarity Partners, L.P., Clarity Opnext Holdings II, LLC and Clarity Management, L.P. is 100 North Crescent Drive, Beverly Hills, CA 90210.

(5)	Based upon a Form 3 filed with the SEC on February 7, 2008, and Form 4s as filed by each of David Lee, Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC on February 7, 2008, Clarity Partners L.P. holds 4,229,114 shares and Clarity Opnext Holdings II, LLC holds 3,298,306 shares. These figures include 1,000,000 shares of common stock obtainable within 60 days by the exercise of stock options. Clarity GenPar, LLC is the general partner of Clarity Partners, L.P. and Clarity Partners, L.P. is the managing member of Clarity Opnext Holdings II, LLC. Clarity Management, LLC is the general partner of Clarity Management, L.P. (together with Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC, the “Clarity Entities”). Because Dr. David Lee is a managing member of Clarity GenPar, LLC and Clarity Management, LLC, he may be deemed to be the beneficial owner of the shares held by the Clarity Entities, which he disclaims except to the extent of his pecuniary interest therein.

(6)	Of the 7,500,000 shares reported as beneficially owned by Marubeni Corporation, 6,000,000 shares are owned directly by Marubeni Corporation and 1,500,000 shares are owned directly by Marubeni America Corporation, a wholly-owned subsidiary of Marubeni Corporation. The address of Marubeni Corporation is 4-2, Ohtemachi 1-Chome, Chiyoda-Ku, Tokyo, MO 100-8088 and Marubeni America Corporation is 450 Lexington Avenue, 35th Floor, New York, New York 10017.

(7)	Includes 66,666 shares of common stock granted as restricted stock on November 1, 2004, 33,333 shares of which vested on February 20, 2008 and 33,333 shares of which will vest on February 20, 2009, subject to the executive’s continued employment with the Company. The remaining shares consist of 5,000 shares of common stock purchased on the open market and 1,187,500 shares of common stock obtainable within 60 days by the exercise of stock options.

(8)	Includes 13,361 shares of common stock granted as restricted stock on July 1, 2004, 5,028 shares of which vested on February 20, 2008 and 8,333 shares of which will vest on February 20, 2009, subject to the executive’s continued employment with the Company. The remaining shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(9)	Includes 25,000 shares of common stock granted as restricted stock on July 1, 2004, 12,500 shares of which vested on February 20, 2008 and 12,500 shares of which will vest on February 20, 2009, subject to the executive’s continued employment with the Company. The remaining shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(10)	Represents 40,000 shares of common stock granted as restricted stock in connection with Mr. Bouchard’s employment agreement, which such restricted stock will vest in equal installments on each of November 1, 2008 and November 1, 2009.

(11)	Represents 25,000 shares of common stock obtainable within 60 days by the exercise of stock options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Audit Committee regularly reviews the transactions of each director and executive officer to determine if there are any circumstances that would require disclosure as a related person transaction in the Company’s public filings. All such related person transactions must be approved by the Audit Committee, as stated in the Audit Committee Charter.
Agreements with Hitachi and Clarity
Registration Rights Agreement
     In connection with the 2001 acquisition of our then outstanding Class A common stock we entered into a registration rights agreement with Hitachi, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC dated as of July 31, 2001. The agreement provides that at any time following 180 days after the initial public offering of our common stock, Clarity Partners, L.P., and Hitachi may make a written demand to register some or all of their shares. The agreement also grants Clarity Partners, LP and Hitachi “piggyback” registration rights other than in connection with an initial public offering of our common stock.
Agreements with Hitachi
Opnext Japan Intellectual Property License Agreement
     Opnext Japan, Inc., or Opnext Japan, and Hitachi are parties to an Intellectual Property License Agreement, pursuant to which Opnext Japan licenses to Hitachi and its wholly owned subsidiaries, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid-up, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the products of the business transferred by Hitachi to Opnext Japan, whether existing or which arise during the period from July 31, 2001 to July 31, 2011. The licenses granted under the agreement are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. Opnext Japan may also sublicense the intellectual property rights licensed from Hitachi to its customers as necessary or appropriate in connection with the completion of Opnext Japan’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opnext Japan to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opnext Japan making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer. Hitachi has also agreed to sublicense its rights to third party agreements to Opnext Japan, to the extent that Hitachi has the right to make available such rights to Opnext Japan, in accordance with the terms and conditions of the agreement.
     Hitachi covenants not to sue Opnext Japan, us or sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement.
Opto Device Intellectual Property License Agreement
     On October 1, 2002, we acquired Opto Device, Ltd., the optical devise business of Hitachi (“Opto Device”). In connection with the acquisition, Opto Device and Hitachi entered into an Intellectual Property License Agreement, pursuant to which Opto Device licenses to Hitachi and its wholly owned subsidiaries, and Hitachi licenses to Opto Device (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid-up, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the products of the business transferred by Hitachi to Opto Device, whether existing or which arise during the period from October 1, 2002 to October 1, 2012. The licenses granted under the agreement are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. Opto Device may also sublicense the intellectual property rights licensed from Hitachi to its customers as necessary or appropriate in connection with the completion of Opto Device’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opto Device to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opto Device making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer. Hitachi has also agreed to sublicense its rights to third party agreements to Opto Device, to the extent that Hitachi has the right to make available such rights to Opto Device, in accordance with the terms and conditions of the agreement.
     Hitachi covenants not to sue Opto Device, us or sublicensees of Opto Device, and Opto Device covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opto Device or the Company, and not to customer products or methods that incorporate products of Opto Device or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opto Device under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. Pursuant to the merger of Opto Device into Opnext Japan on March 31, 2003, this agreement was assumed by Opnext Japan.
Opnext Japan Intellectual Property License Agreement with Hitachi Communication Technologies, Ltd.
     Opnext Japan and Hitachi Communication Technologies, Ltd (“Hitachi Communication”) are parties to an Intellectual Property License Agreement, pursuant to which Opnext Japan licenses to Hitachi Communication and its wholly owned subsidiaries, and Hitachi Communication licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid-up, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secret) related to the business transferred by Hitachi to Opnext Japan, whether existing or which arise during the period from July 31, 2001 to July 31, 2011. The licenses granted under the agreement expire July 31, 2011, provided that the license to intellectual property which is licensed as of such date will continue on reasonable terms and conditions to be agreed upon between the parties, until such intellectual property expires. Opnext Japan may also sublicense the intellectual property rights licensed from Hitachi Communication to its customers as necessary or appropriate in connection with the completion of Opnext Japan’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opnext Japan to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opnext Japan making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer.
     Hitachi Communication covenants not to sue Opnext Japan or us or any sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi Communication or its wholly owned subsidiaries, or Hitachi Communication’s sublicensees, for infringement of any intellectual property related to Opnext Japan’s business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi Communication’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi

Communication that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property under the agreement, and if it elects to exercise such option, it is obligated to negotiate in good faith the terms of a new license agreement for the same intellectual property on commercially reasonable terms.
Opnext Research and Development Agreement
     We are parties with Hitachi to a Research and Development Agreement pursuant to which Hitachi provides research and development support to us and/or our affiliates (other than Opnext Japan). Under the agreement, Hitachi supports research and development projects requested by us. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, we will own it provided we fund 100% of the costs of the research, or we will be a joint owner where we fund 50% or more of the costs of the research or provide other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. We license to Hitachi and its wholly owned subsidiaries any such intellectual property owned by us, and Hitachi licenses to us (with a right to sublicense to our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual.
     Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. Hitachi indemnifies us from any losses arising from a third party claim that intellectual property licensed by Hitachi to us under the agreement infringes such third party’s intellectual property rights. We indemnify Hitachi from any losses arising from a third party claim that products developed or manufactured by us or specifications and instructions provided to Hitachi infringe such third party’s intellectual property rights. The parties will jointly defend infringement claims involving jointly owned intellectual property. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. This agreement expires on February 20, 2012.
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a Research and Development Agreement pursuant to which Hitachi provides research and development support to Opnext Japan and/or its affiliates. The agreement was amended on October 1, 2002 to include Opto Device under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to Opto Device’s business. Under the agreement, Hitachi supports research and development projects requested by Opnext Japan. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, Opnext Japan will own it provided Opnext Japan funds 100% of the costs of the research, or will be a joint owner where it funds 50% or more of the costs of the research or provides other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan licenses to Hitachi and its wholly owned subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. The research and development expenditures relating to the agreement are generally negotiated semi-annually on a fixed fee project basis and were $5.0 million for the year ended March 31, 2008.
     Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. This agreement expires on February 20, 2012.
     Pursuant to this agreement, Opnext Japan and Hitachi have entered into various research and development agreements that provide for the terms and conditions of specific research projects.

Opnext Japan Outsourcing Agreement
     Opnext Japan, Inc. and Hitachi, Ltd. are parties to an Outsourcing Agreement, which requires Hitachi to provide services, including administrative services in the areas of human resources, finance and accounting, information systems, procurement, and other general support. Hitachi may provide the services through third party subcontractors. Fees for the services are adjusted every six months based on volume forecasts submitted by Opnext Japan and fees submitted by Hitachi for discussion between the parties. Unless otherwise mutually agreed, volume forecasts and fees submitted by each party will apply for the upcoming period. Specific charges for such services amounted to $1.7 million for the year ended March 31, 2008. Each party indemnifies the other party against third party claims resulting from such party’s gross negligence or willful misconduct. Each party’s liability for damages arising out of the agreement is limited to an amount equal to payments made by Opnext Japan to Hitachi for the services during the nine months prior to the first claim. By mutual agreement of the parties, the agreement will terminate on July 31, 2008.
Opnext Preferred Provider Agreement
     We are parties with Hitachi to a Preferred Provider Agreement pursuant to which Hitachi agrees to purchase all of its requirements with respect to optoelectronic components from us; provided that: (i) such components meet Hitachi’s specifications and delivery requirements; (ii) we give Hitachi the most favorable aggregate price for comparable components and comparable volumes, and (iii) such obligation is subject to Hitachi’s product requirements. Hitachi’s obligation to purchase these products from us is excused when customers require that products be sourced from multiple vendors or from vendors unaffiliated with the Company, when prudent business practices require Hitachi to maintain a second supply source, or when the Company is unable to meet Hitachi’s or its customers’ requirements for technical support, technical data, or time to market for new products. The terms for procuring such components are set forth in the Opnext Japan Procurement Agreement described below. Each party’s liability for damages arising out of the agreement during any 12-month period is limited to $36.0 million U.S. dollars, except in connection with a breach of a party’s confidentiality obligations. By mutual agreement of the parties, the agreements will terminate on July 31, 2008.
     Sales to Hitachi and its subsidiaries under this agreement and the Opnext Japan Procurement Agreement, as described below, were $8.9 million for the year ended March 31, 2008. At March 31, 2008, we had accounts receivable from Hitachi and its subsidiaries of $5.8 million.
Opnext Japan Procurement Agreement
     Opnext Japan and Hitachi are parties to a Procurement Agreement pursuant to which, each month, Hitachi provides a rolling three-month forecast of Hitachi’s purchase plans with respect to products and components of Opnext Japan or any other Opnext entity. The forecast for the first two months is a firm and binding commitment to purchase. Pricing is negotiated semiannually, but Opnext Japan commits to provide Hitachi with prices that are at least as favorable to the lowest aggregate prices Opnext Japan provides to other customers for comparable products and volumes. Opnext Japan indemnifies Hitachi against claims arising out of or resulting from any product defects. With respect to infringement of third party intellectual property rights, Hitachi is responsible where the infringement is caused by a product design as of July 31, 2001, or by any intellectual property assigned or licensed by Hitachi to us, and Opnext Japan is responsible where the infringement is caused by new product designs or any other intellectual property. Each party’s liability for damages arising out of the agreement during any 12 month period is limited to $36.0 million U.S. dollars, except in connection with a breach of the limitations on assignment. By mutual agreement of the parties, the agreements will terminate on July 31, 2008.
Opnext Raw Materials Supply Agreement
     The Company and Hitachi are parties to a Raw Materials Supply Agreement. Under the terms and conditions of the Raw Materials Supply Agreement, Hitachi has agreed to continue to make available for purchase by us laser chips and other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for our production of optoelectronics components. Pricing is negotiated between the parties, but Hitachi is obligated to provide prices that are no greater than the lowest aggregate price Hitachi charges similarly situated customers. For raw materials Hitachi purchases from third parties, Hitachi charges us the prices paid by Hitachi, net of any discounts obtained by Hitachi. Each party’s liability for damages arising out of the agreement during any 12 month period is limited to $24.0 million U.S. dollars or the aggregate dollar amount of materials projected to be purchased by us under the agreement in the following twelve month period, whichever is greater, except where Hitachi divests its telecommunications division and the acquirer does not agree to assume Hitachi’s obligations under this agreement as they relate to the raw materials. By mutual agreement of the parties, the agreement will terminate on July 31, 2008.
     Purchases from Hitachi and its subsidiaries under this agreement were $45.0 million for the year ended March 31, 2008. At March 31, 2008, we had accounts payable to Hitachi and its subsidiaries of $8.4 million.

Opnext Logistics and Distribution Agreements
     We entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly-owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to us and our subsidiaries logistic services such as transportation, delivery and warehouse storage. The agreement has an initial term of one year with automatic one year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses were $2.7 million for the year ended March 31, 2008.
     We sell our products directly to end users and through distributors. For the year ended March 31, 2008, certain subsidiaries of Hitachi acted as our distributors in Japan. In 2003, Opnext Japan entered into distribution agreements with Hitachi High Technologies, Renesas Technology Sales and Renesas Devices Sales which is a subsidiary of Renesas Technology Sales. These agreements are entered into for a one-year term and are automatically renewable for one-year periods. Such agreements are basic distributor contracts. Sales pursuant to these agreements were $9.2 million for the year ended March 31, 2008.
Software User License Agreement with Renesas Technology
     Opnext Japan and Renesas Technology, one of Hitachi’s subsidiaries, are parties to a software user license agreement, pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive royalty-free, fully paid-up right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial term of the agreement expires on October 20, 2008 and automatically renews for additional one-year periods thereafter unless terminated earlier by mutual agreement.
Lease Agreement with Hitachi
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan, pursuant to a lease agreement entered into between Opnext Japan and Hitachi. The original term of the lease was for one year and began on February 1, 2001. In 2002, Hitachi assigned the lease to Hitachi Communication Technologies, Ltd., a wholly-owned subsidiary of Hitachi. An amendment was thereafter entered into between Hitachi Communication Technologies, Ltd. and Opnext Japan, which, among others, modified the premises covered under the lease and according to which approximately 114,991 square feet (10,683 square meters) are now leased to Opnext Japan. A subsequent amendment was entered into between Hitachi Communication Technologies, Ltd. and Opnext Japan to extend the term of the lease. Pursuant to this amendment, the lease will terminate on September 30, 2011 and will be renewable for successive one-year terms, provided that neither party notifies its contrary intention.
     The lease payments for these premises were $593,000 for the year ended March 31, 2008.
Lease Agreement with Renesas Technology
     Opto Device leased certain manufacturing and administrative premises from Hitachi and one of its wholly-owned subsidiaries located in Komoro, Japan, pursuant to a lease agreement entered into between Opto Device, Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS. The initial term of the lease agreement was for a five-year period and began on October 1, 2002. The lease was assigned from Opto Device to Opnext Japan when Opto Device was merged into Opnext Japan effective March 1, 2003, and Hitachi assigned the lease to Renesas Technology, one of Hitachi’s subsidiaries. Opnext Japan and Renesas Technology entered into a lease agreement pursuant to which the term of the lease will terminate on March 31, 2011, with an automatic five-year extension, subject to either party’s contrary intent. Under this agreement, Renesas Technology has the option to increase the rent upon the occurrence of certain circumstances during the term of the lease.
     The lease payments for these properties were $60,000 for the year ended March 31, 2008.
Lease Agreement with Chuo Shoji
     Chuo Shoji, Ltd., or Chuo Shoji, one of Hitachi’s subsidiaries, leases office space located in Chiyoda-ku (Tokyo), Japan to Opnext Japan. The building is owned by Tokyo Tatemono Co., Ltd., or Tokyo Tatemono, and leased to Chuo Shoji. The term of the lease agreement is for two years and commenced on June 12, 2004. It is automatically renewable for successive periods of two years unless either party gives notification to terminate the lease to the other party six months or more prior to the end of then current term. The current term expires on June 11, 2010. Both Chuo Shoji and Opnext Japan have the right to terminate the lease during the lease term provided that the party wishing to terminate gives the other party at least six months prior notice, or in the case of Opnext Japan, pays Chuo Shoji the amount equal to six months’ lease payments. Opnext Japan executed a letter of guarantee for the benefit of Tokyo Tatemono, according to which the lease agreement between Opnext Japan and Chuo Shoji shall be terminated and Opnext Japan shall vacate the premises in the event that the lease agreement between Chuo Shoji and Tokyo Tatemono is terminated.
     The annual lease payment under this agreement was $112,000 for the year ended March 31, 2008.
Lease Agreement with Hitachi Europe GmbH
     Opnext GmbH is party to a lease agreement with Hitachi Europe GmbH, under which Hitachi Europe GmbH leases office space and other services to Opnext Germany GmbH in Munich, Germany. The agreement became effective on December 1, 2001 and remains in force unless and until terminated by either party. Under this agreement, Opnext GmbH pays for the cost of the actual occupied office space and reimburses Hitachi Europe GmbH for various costs that Hitachi Europe GmbH incurs in providing certain services.
     The lease payments under this agreement were $62,000 for the year ended March 31, 2008.
Opnext Japan Secondment Agreements
     Opnext Japan, Inc. and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals, which provides for the details of the secondment of Hitachi employees to Opnext Japan, Inc. After July 31, 2005, Hitachi is entitled to terminate the secondment agreements.
     As of March 31, 2008, there were twelve seconded employees. Expenses associated with these employees were $888,000 for the year ended March 31, 2008.
Opto Device Secondment Agreements
     Opto Device entered into one-year secondment agreements respectively with Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS, one of Hitachi’s wholly-owned subsidiaries, effective October 1, 2002 with automatic annual renewals. After September 30, 2006, Hitachi and HTS are each respectively entitled to terminate the secondment agreements.
     As of March 31, 2008, there were two seconded employees. Expenses associated with these employees were $161,000 for the year ended March 31, 2008.
Capital Leases with Hitachi Capital Corporation
     Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. For the year ended March 31, 2008, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $26.3 million. The terms of the leases generally range from 3 to 5 years and can be renewed at renegotiated terms or purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment as stated in the lease contracts.
Director Independence
     The Board has determined that four of our non-employee directors are independent under the listing standards of NASDAQ. The independent directors are Mr. Cowan, Chairman of the Audit Committee, Mr. Otto, Chairman of the Compensation Committee, Dr. Kuru, Chairman of the Nominating/Corporate Governance Committee and Dr. Lee, Director and Co-Chairman of the Board. The committees consist entirely of independent directors under the listing standards of NASDAQ. Mr. Otsuki and Dr. Takahashi are not considered independent because of their respective affiliations with Hitachi, Ltd., a significant shareholder of the Company, and Mr. Bosco is not considered independent as he is currently employed by the Company as the President and Chief Executive Officer.
     In making its independence determinations, the Board considered any transactions and relationships between the director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, Company records and publicly available information. Specifically, the Board considered the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between the Company and/or its subsidiaries or affiliates and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% shareholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between the Company and/or its subsidiaries or affiliates and any other public company for which the non-employee director serves as a director. In each instance, the Board determined that no such relationships or transactions existed.

Item 14. Principal Account Fees and Services.
Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
     The following summarizes the aggregate fees paid to Ernst & Young for the years ended March 31, 2008 and 2007:

	Year Ended
	March 31, 2008	March 31, 2007
Audit Fees(1)	$850,000	$525,000
Audit-Related Fees(2)	236,500	839,000
Tax Fees(3)	189,245	39,500

Total Fees	$1,275,745	$1,403,500

(1)	Audit fees consist primarily of fees billed in connection with the annual audit of the consolidated financial statements of Opnext, Inc. and its subsidiaries, including review of the consolidated unaudited quarterly financial statements by Ernst & Young, LLP and, for the year ended March 31, 2008, the fees billed in connection with their report on internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements of Opnext, Inc. and its subsidiaries, including review services performed during the year ended March 31, 2007 in connection with the Company’s Registration Statement on Form S-1, including comfort letters and other matters related to the initial public offering of the Company, and, during the year ended March 31, 2008, related to the restatement of certain consolidated financial statements.

(3)	Tax fees consist of fees billed for professional services rendered for tax-related matters associated with Opnext Germany, transfer pricing analyses and documentation and miscellaneous tax-related consultations.
     From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, the Audit Committee has approved all audit and permissible non-audit services prior to such services being provided by Ernst & Young. The Audit Committee, or one or more of its designated members that have been granted authority by the Audit Committee, meets to approve each audit or non-audit service prior to the engagement of Ernst & Young for such service. Each such service approved by one or more of the authorized and designated members of the Audit Committee is presented to the entire Audit Committee at a subsequent meeting, subject to the de minimis exception for non-audit services.
Tax Impact of Executive Compensation
     In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Internal Revenue Code, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our Named Executive Officers to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan that existed prior to the initial public offering will not be subject to Section 162(m) until the earlier of (i) a material modification of the plan; (ii) the issuance of all employer stock and other compensation that has been allocated under the plan; or (iii) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering (the “Transition Date”). After the Transition Date, rights or awards granted under the plan, other than options and stock appreciation rights, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by the stockholders of the Company.
     Our compensation program is intended to maximize the deductibility of the compensation paid to our Named Executive Officers to the extent that we determine it is in the best interests of the Company. Consequently, we may rely on the exemption from Section 162(m) afforded to us by the transition rule described above for compensation paid pursuant to our pre-existing plans (including our 2001 Incentive Plan). In addition, our 2001 Incentive Plan has been designed to permit our Compensation Committee to grant stock options and other awards which will qualify as “qualified performance-based compensation” under Section 162(m).
     Many other Code provisions, SEC regulations and accounting rules affect the delivery of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient and in full compliance with these requirements.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors
     Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of the services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal 2008, all services were pre-approved in accordance with these procedures.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a)(1) All financial statements. The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.
     (a)(2) Financial statement schedules. All financial statement schedules are omitted because the required information is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.
     (a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)

10.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4d+*	Form of Amendment to Stock Appreciation Right Agreement.

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)

10.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)

10.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)

10.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)

10.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.12	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.13	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.14	Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.	Description of Document
10.15	Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.16	Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)

10.17	Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.18	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.19	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.20	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.21	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.22	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.23	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.24	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.25	Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)

10.26	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.27	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.28	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.29	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.30	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.31	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.32	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.33	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.34	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.35	First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)

10.36+*	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.

Exhibit
No.	Description of Document
21	List of Subsidiaries.(1)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

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
Dated: July 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. Naoya Takahashi	Director and Chairman of the Board
Dr. Naoya Takahashi

/s/ Dr. David Lee	Director and Co-Chairman of the Board
Dr. David Lee

/s/ Ryuichi Otsuki	Director
Ryuichi Otsuki

/s/ John F. Otto, Jr.	Director
John F. Otto, Jr.

/s/ Kendall W. Cowan	Director
Kendall W. Cowan

/s/ Dr. Isamu Kuru	Director
Dr. Isamu Kuru

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives. (1)

10.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)

10.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4d+*	Form of Amendment to Stock Appreciation Right Agreement.

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended. (1)

10.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended. (1)

10.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)

10.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)

10.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.12	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.13	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended. (1)

10.14	Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.	Description of Document
10.15	Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.16	Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)

10.17	Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.18	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.19	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.20	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.21	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.22	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.23	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.24	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.25	Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)

10.26	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.27	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.28	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.29	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.30	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.31	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.32	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and
Mr. Bouchard.(2)

10.33	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.34	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.35	First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)

10.36+*	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.

21	List of Subsidiaries.(1)

Exhibit
No.	Description of Document
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (set forth on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.