Form 10-Q
period 2008-06-30
OPNEXT INC
filed 2008-08-11
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 Christopher Way,	07724
Eatontown, New Jersey	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑
     As of August 1, 2008, 64,623,847 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,577	$221,686
Trade receivables, net, including $7,373 and $5,811 due from related parties at June 30, and March 31, 2008, respectively	60,630	55,443
Inventories	86,035	90,297
Prepaid expenses and other current assets	5,862	3,639

Total current assets	367,104	371,065
Property, plant, and equipment, net	51,877	55,488
Goodwill	5,698	5,698
Other assets	208	208

Total assets	$424,887	$432,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $9,818 and $8,353 due to related parties at June 30, and March 31, 2008, respectively	$45,375	$45,531
Accrued expenses	12,797	14,184
Short-term debt	15,079	20,060
Capital lease obligations	7,569	7,414

Total current liabilities	80,820	87,189
Capital lease obligations	17,315	18,843
Other long-term liabilities	3,345	3,349

Total liabilities	101,480	109,381

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares, issued and outstanding 64,623,847at June 30, 2008, net of 20,937 shares of treasury stock, and 64,619,913 at March 31, 2008, net of 20,937 shares of treasury stock	553	552
Additional paid-in capital	584,889	583,766
Accumulated deficit	(262,451)	(265,060)
Accumulated other comprehensive income	416	3,820

Total shareholders’ equity	323,407	323,078

Total liabilities and shareholders’ equity	$424,887	$432,459

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Income
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
Sales, including sales to related parties of $5,475 and $1,850 for the three-month periods ended June 30, 2008 and 2007, respectively	$84,237	$67,827
Cost of sales	57,106	44,054

Gross margin	27,131	23,773
Research and development expenses, including $1,529 and $1,161 from related parties for the three-month periods ended June 30, 2008 and 2007, respectively	10,274	8,512
Selling, general and administrative expenses, including $337 and $330 from related parties for the three-month periods ended June 30, 2008 and 2007, respectively	14,670	11,245
Other operating income	(15)	—

Operating income	2,202	4,016
Interest income, net	942	2,372
Other expense, net	(535)	(388)

Income before income taxes	2,609	6,000
Income tax expense	—	—

Net income	$2,609	$6,000

Net income per share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
Weighted average number of shares used in computing net income per share
Basic	64,623	64,550
Diluted	64,666	64,603
See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,609	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,064	2,546
Non-cash compensation expense	1,102	82
Changes in assets and liabilities:
Trade receivables, net	(5,609)	(2,630)
Inventories	270	(4,342)
Prepaid expenses and other current assets	(2,695)	(1,305)
Other assets	—	(61)
Trade payables	2,422	3,761
Accrued expenses and other liabilities	(1,074)	(967)

Net cash provided by operating activities	89	3,084

Cash flows from investing activities
Capital expenditures	(466)	(1,568)

Net cash used in investing activities	(466)	(1,568)

Cash flows from financing activities
Short-term debt payments	(3,780)	—
Payments on capital lease obligations	(1,761)	(1,196)
Exercise of stock options	6	4

Net cash used in financing activities	(5,535)	(1,192)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,197)	(526)

Decrease in cash and cash equivalents	(7,109)	(202)
Cash and cash equivalents at beginning of year	221,686	199,786

Cash and cash equivalents at end of year	$214,577	$199,584

Non-cash financing activities
Capital lease obligations incurred	$(1,973)	$(4,501)
Stock appreciation rights amendment	—	2,432
See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
1. Background and Basis of Presentation
     Opnext, Inc. and its subsidiaries (together, “OPI,” “Opnext” or the “Company”) design, develop, manufacture and distribute optical modules and components that transmit and receive data delivered via light in telecommunications and data communications applications, as well as lasers and infrared LEDs for industrial and commercial applications.
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
     In February 2007, the Company completed its initial public offering of 19,446 common shares. The offering included 12,536 newly issued shares as well as 6,667 and 243 shares owned by Hitachi and Clarity Opnext Holdings II, LLC, respectively. In connection with the offering, the Company received $171,000 of net proceeds.
     In the opinion of management, the accompanying balance sheet and related interim statements of income and cash flows have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
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
Revenue Recognition
     Revenue is derived principally from sales of products. Revenue is recognized when the basic criteria of Staff Accounting Bulletin (“SAB”) No. 104 are met. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both creditworthiness of the customer and there are no uncertainties with respect to customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     The Company participates in vendor managed inventory (“VMI”) programs with certain of its customers, whereby the Company maintains an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
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
Shipping and Handling Costs
     Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,326 and $1,323 for the three-month periods ended June 30, 2008 and 2007, respectively.
Foreign Currency Transactions and Translation
     Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of income. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity.
     Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other expense, net for the period in which the exchange rates change. The Company recorded transaction losses of $540 and $438 for the three-month periods ended June 30, 2008 and 2007, respectively.
     Derivative financial instruments utilized for hedging purposes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative instruments utilized for hedging purposes are recorded as either an asset or a liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and in other comprehensive income for those classified as cash flow hedges.
     As of June 30, and March 31, 2008, the Company had a net receivable position of $1,156 and a net payable position of $7,104, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. As of June 30, 2008 and March 31, 2008, the Company had four and three foreign currency exchange forward contracts in place with aggregate nominal values of $22,500 and $15,000, respectively, generally with expiration dates of ninety days or less to hedge a portion of this future risk. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Net Income per Common Share
     Basic and diluted earnings per share are presented in accordance with SFAS No. 128 Earnings Per Share and SAB No. 98. Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock-based incentive plans outstanding during the period using the treasury stock method.
Cash and Cash Equivalents
     The Company considers all investments with an original maturity at time of purchase of three months or less to be cash equivalents. As of June 30, and March 31, 2008, cash and cash equivalents included $892 and $887, respectively, of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations.
Trade Receivables
     The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as an assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $342 and $335 at June 30, 2008 and March 31, 2008, respectively.
Inventories
     Inventories, including inventory consigned to contract manufacturers, are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
Property, Plant, and Equipment and Internal Use Software
     Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years, and estimated useful lives for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include assets under capital lease and the associated accumulated amortization.
     Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in other operating income.
     Pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three to seven years. Costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the three-month periods ended June 30, 2008 and 2007 indicated that there were no impairments.
Goodwill and Business Combinations
     Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.
     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
Fair Value of Financial Instruments
     At June 30, 2008 and March 31, 2008, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables and accrued expenses. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.
Stock-Based Incentive Plans
     The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include the following:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	For the three-month period ended June 30, 2008, the future volatility of the Company’s stock has been estimated based on the Company’s historical stock prices. For the three-month period ended June 30, 2007, the future volatility of the Company’s stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies at that time was necessary since the Company did not possess a sufficient stock price history.

•	A dividend yield of zero has been assumed for awards issued during the three-month periods ended June 30, 2008 and 2007, based on the Company’s actual past experience and the fact that the Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended June 30, 2008 and 2007 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	The forfeiture rate for awards issued during the three-month periods ended June 30, 2008 and 2007 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The fair value of options granted to employees for the three-month periods ended June 30, 2008 and 2007 were $5.44 and $10.90, respectively, and were estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2008	2007
Expected term (in years)	6.25	6.25
Volatility	79.7%	92.8%
Risk-free interest rate	3.03%	4.55%
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company partially adopted SFAS No. 157 as of April 1, 2008. Partial adoption did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The impact of adopting SFAS No. 161, effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, is not expected to be material to the Company’s consolidated financial statements.
3. Inventories
     Components of inventories are summarized as follows:

	June 30,	March 31,
	2008	2008
Raw materials	$45,404	$48,867
Work in process	10,768	11,048
Finished goods	29,863	30,382

Inventories	$86,035	$90,297

     Inventories include inventory consigned to customers and contract manufacturers of $17,417 at June 30, 2008 and $18,777 at March 31, 2008.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
4. Property, Plant, and Equipment
     Property, plant, and equipment are summarized as follows:

	June 30,	March 31,
	2008	2008
Machinery, electronic, and other equipment	$199,317	$210,021
Computer software	15,761	15,943
Building improvements	5,263	5,439
Construction in progress	2,583	1,646

Total property, plant, and equipment	222,924	233,049
Less accumulated depreciation and amortization	(171,047)	(177,561)

Property, plant, and equipment, net	$51,877	$55,488

     Property, plant and equipment include capitalized leases of $36,458 and $37,660, and related accumulated depreciation of $11,600 and $10,568, at June 30 and March 31, 2008, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $511 and $487 for the three-month periods ended June 30, 2008 and 2007, respectively.
5. Income Taxes
     During the three-month periods ended June 30, 2008 and 2007, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the financial statements include a valuation allowance to offset potential income tax benefits associated with the Company’s operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
     As of June 30, 2008 and 2007, the Company did not have any unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
     The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. In October 2007, the Company received notice from the Internal Revenue Service that its return with respect to the tax year ended March 31, 2006 was selected for examination. The Internal Revenue Service has since notified the Company that its examination was completed with no adjustments to the return. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of June 30, 2008, no adjustments have been proposed by the taxing authority. The Company’s income tax filings are open to examination by the respective U.S. taxing authorities for the U.S. tax years since and including March 31, 2006, by the Japanese tax authorities for the tax years since and including March 31, 2002, and by certain state and other foreign jurisdictions for the tax years since and including March 31, 2001.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
6. Stockholders’ Equity
     As of June 30, 2008, the Company was authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of June 30 and March 31, 2008, no shares of preferred stock had been issued.
     On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase Opnext common stock on the open market or in privately negotiated transactions from time-to-time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of June 30, 2008, no purchases have been made pursuant to this program.
7. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 266 and 217 restricted common shares for the three-month periods ended June 30, 2008 and 2007. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method.
     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,
	2008	2007
Numerator:
Net income, basic and diluted	$2,609	$6,000

Denominator:
Weighted average shares outstanding — basic	64,623	64,550
Effect of potentially dilutive options	37	53
Effect of potentially dilutive restrictive share units	6	—

Weighted average shares outstanding — diluted	64,666	64,603

Basic net income per share	$0.04	$0.09

Diluted net income per share	$0.04	$0.09

     The following table summarizes the potential shares of common stock issuable upon the exercise of outstanding stock options, stock appreciation rights or restricted stock units as of the end of each period, which such shares have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended June 30,
	2008	2007
Stock options	5,298	4,524
Stock appreciation rights	546	547

Total options and stock appreciation rights	5,844	5,071

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
8. Accumulated Other Comprehensive Income (Loss)
The components of comprehensive income (loss) for the three-month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
Beginning accumulated other comprehensive income (loss)	$3,820	$(5,137)
Foreign currency translation adjustment	(3,603)	(1,469)
Unrealized gain (loss) on foreign currency forward contracts	164	(59)
Defined benefit plan	35	—

Ending accumulated other comprehensive income (loss)	$416	$(6,665)

The components of accumulated other comprehensive income (loss) is as follows:

		Unrealized Gain
	Foreign	on Foreign		Accumulated
	Currency	Currency		Other
	Translation	Forward	Pension	Comprehensive
	Adjustment	Contracts	Liability	Income (Loss)
Balance at March 31, 2008	$3,989	$85	$(254)	$3,820
Foreign currency translation loss	(3,603)	—	—	(3,603)
Unrealized gain on foreign currency forward contracts, net	—	164	—	164
Change in defined benefit plan actuarial assumptions	—	—	35	35

Balance at June 30, 2008	$386	$249	$(219)	$416

9. Employee Benefits
     The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $105 and $99 in the three-month periods ended June 30, 2008 and 2007, respectively. No discretionary contributions were made in the three-month periods ended June 30, 2008 and 2007.
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $183 and $151 in the three-month periods ended June 30, 2008 and 2007, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Net periodic benefit costs for the three-month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
Pension benefit:
Service cost	$200	$146
Interest cost	14	8
Amortization of prior service cost	18	16

Net pension plan loss	$232	$170

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%
Salary increase rate	3.1%	3.1%
Expected residual active life	15.9 years	15.9 years

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Change in benefit obligation:
Benefit obligation at March 31, 2008	$2,942
Service cost	200
Interest cost	14
Realized actuarial loss (gain)	—
Benefits paid	(25)
Foreign currency translation	(180)

Benefit obligation at June 30, 2008	$2,950

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$86
Other long-term liabilities	2,864

Net amount recognized	$2,950

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$(197)
Prior service cost	416

Accumulated other comprehensive income	$219

The Company estimates the future benefit payments for the defined benefits plan will be as follows: $152 in 2009, $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in total over the five years 2014 through 2018.
10. Stock-Based Incentive Plans
     The Company has awarded restricted stock, stock options and stock appreciation rights to certain of its employees and directors. At June 30, 2008, the Company’s stock-based incentive plan had 3,210 common shares of stock available for future grants.
Restricted Stock
     As of June 30, 2008, the Company has granted restricted common stock shares to certain senior executives and restricted common stock units to non-employee members of the board of directors as compensation for services to be performed pursuant to the Company’s stock-based incentive plan. There were 163 restricted common stock shares with a weighted average grant date fair value of $10.58 per share and 16 restricted common stock units with a weighted average grant date fair value of $8.51 per share outstanding as of June 30, 2008. No additional restricted common stock shares or restricted common stock units were issued or forfeited during the three months ended June 30, 2008.
     Compensation expense for restricted common stock shares and restricted common stock units was $419 and $301 for the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total compensation costs related to unvested restricted common stock shares and restricted common stock units granted but not recognized was $1,121 and will be recognized over the remaining weighted average vesting period of 0.8 years.
Stock Options
     Stock option awards to employees generally become exercisable for one quarter of the shares awarded on each one-year anniversary from the date of grant over the subsequent four years, have a ten-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At June 30, 2008 and March 31, 2008, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Management, L.P., respectively. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month periods ended June 30, 2008 and 2007, respectively.
     Compensation expense for employee stock option awards was $643 and $102 for the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $7,676 net of estimated forfeitures and will be recognized over the remaining weighted average vesting period of 3.2 years.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	5,359	$14.13	39	$1.34	5,398	$14.04
Granted	83	5.44	—	—	83	5.44
Forfeited	(39)	13.86	—	—	(39)	13.86
Exercised	—	—	(4)	1.18	(4)	1.18

Balance at June 30, 2008	5,403	$14.00	35	$1.36	5,438	$13.92

     The following table summarizes information concerning outstanding and exercisable options at June 30, 2008:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)
$0.78	24	3.3	24	3.3
$2.73	11	4.9	11	4.9
$4.47	22	9.6	—	—
$5.44	83	9.8	—	—
$8.89	255	9.4	—	—
$11.34	735	9.2	—	—
$13.79	15	8.8	6	8.8
$13.85	100	8.8	25	8.8
$15.00	4,193	3.2	4,116	3.1

$14.15	5,438		4,182

Stock Appreciation Rights (SARs) Plan
     The Company awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one-third or one quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with SFAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of June 30, 2008, the Company had 585 SARs outstanding, 546 requiring settlement in the Company’s stock with remaining average lives of 5.8 years and 39 requiring settlement in cash with average remaining lives of 5.9 years.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $56 and $64 for the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of 1.4 years was approximately $208, net of estimated forfeitures.
     Stock appreciation rights requiring cash settlement were revalued at June 30, 2008 and 2007, which resulted in the reversal of compensation expense of $16 and additional compensation expense of $15, respectively. Other long-term liabilities associated with these awards were $51 and $66 at June 30, 2008 and March 31, 2008, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
     A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00
Granted	—	—	—	—	—	—
Forfeited	(50)	15.00	—	—	(50)	15.00

Balance at June 30, 2008	39	$15.00	546	$15.00	585	$15.00

11. Short-Term Debt
     The Company has a $15,079 short-term yen-denominated loan outstanding as of June 30, 2008 with the Sumitomo Trust and Banking Company, Ltd. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month period ended June 30, 2008 was $79 and 1.72%, respectively.
12. Concentrations of Risk
     At June 30, 2008 and March 31, 2008, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month periods ended June 30, 2008 and 2007, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 44.3% and 10.2%, and 35.0% and 23.0%, of revenues, respectively. At June 30, 2008, Cisco and Alcatel-Lucent accounted for 29.1% and 12.4% of accounts receivable, respectively. At March 31, 2008, Cisco and Alcatel-Lucent accounted for 26.4% and 19.0% of accounts receivable, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
13. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $686 and $602 for the three-month periods ended June 30, 2008 and 2007, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at June 30, 2008:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2009	$6,094	$1,755
2010	8,258	1,158
2011	7,552	785
2012	3,024	262
2013	1,322	—
Thereafter	275	—

Total minimum lease payments	26,525	$3,960

Less amount representing interest	(1,641)

Present value of capitalized payments	24,884
Less current portion	7,569

Long-term portion	$17,315

     As of June 30, 2008, the Company had outstanding purchase commitments of approximately $37,066, primarily for the purchase of raw materials expected to be transacted within the next twelve months.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Three Months Ended June 30,
	2008	2007
Beginning balance	$1,655	$610
Claims paid	(374)	(219)
Warranty expense	137	176
Foreign currency translation and other	(97)	(21)

Ending balance	$1,321	$546

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
     Motions were filed by several present and former shareholders of the Company seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a Consolidated Class Action Complaint (the “Consolidated Complaint”) was filed. The defendants in the consolidated action, which include the Company and the Individual Defendants, have not yet responded to the Consolidated Complaint. The Company intends to defend itself and the Individual Defendants vigorously in this litigation.
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

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
14. Related Party Transactions
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $5,475 and $1,850 for the three-month periods ended June 30, 2008 and 2007, respectively. Purchases from Hitachi and its subsidiaries were $10,788 and $11,445 for the three-month periods ended June 30, 2008 and 2007, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $803 and $728 for the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008 and March 31, 2008, the Company had accounts receivable from Hitachi and its subsidiaries of $7,373 and $5,811, respectively. Also, at June 30, 2008 and March 31, 2008, the Company had accounts payable to Hitachi and its subsidiaries of $9,818 and $8,353, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.
  Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the Company entered into the following related party agreements:
  Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $797 and $645 for the three-month periods ended June 30, 2008 and 2007, respectively.
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
  Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Pursuant to the agreement, intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include Opto Device, Ltd. (“OPD”) under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the opto device business acquired by OPD on October 1, 2002 (the “OPD Predecessor Business”). On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,463 and $1,105 for the three-month periods ended June 30, 2008 and 2007, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
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
     Preferred Provider and Procurement Agreements
     Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast be a firm and binding commitment to purchase. By mutual agreement of the parties, the agreements terminated on July 31, 2008.
     Raw Materials Supply Agreement
     Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement terminated on July 31, 2008.
     Outsourcing Agreements.
          Pursuant to the terms and conditions of various agreements which have been entered into between Opnext and Hitachi or, in certain instances, affiliates of Hitachi, Hitachi provides telecommunications services, and corporate support services, including information systems management, payroll, human resource administration and other general support. Specific charges for such services amounted to $466 and $398 for the three-month periods ended June 30, 2008 and 2007, respectively.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were twelve and seven seconded employees at June 30, 2008 and 2007, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Lease Agreements
          Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $164 and $136 for the three-month periods ended June 30, 2008 and 2007, respectively.
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
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after December 31, 2006. There were two and three seconded employees at June 30, 2008 and 2007, respectively.
     Lease Agreement
          OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions upon giving the joint venture nine months’ notice. The lease payments for these properties were $16 and $14 for the three-month periods ended June 30, 2008 and 2007, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
15. Operating Segments and Geographic Information
   Operating Segments
     The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecommunications, data communication, industrial and commercial applications.
   Geographic Information

	Three Months Ended June 30,
	2008	2007
Sales:
North America	$50,243	$39,714
Europe	13,922	16,769
Japan	13,662	7,925
Asia Pacific	6,410	3,419

Total	$84,237	$67,827

     Sales are attributed to geographic areas based on the bill to location of the customer.

	June 30,	March 31,
	2008	2008
Asset:
United States	$267,581	$266,056
Japan	139,243	148,068
Europe	18,063	18,335

Total	$424,887	$432,459

     The geographic designation of assets represents the country in which title is held.
16. Subsequent Events
     On July 9, 2008, the Company entered into an Agreement and Plan of Merger, dated as of July 9, 2008 (the “Agreement”), by and among Opnext, StrataLight Communications, Inc., a Delaware corporation (“StrataLight”), Omega Merger Sub 1, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Opnext (“Merger Sub 1”), Omega Merger Sub 2, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Opnext (“Merger Sub 2”), and Mark J. DeNino as the representative of the selling stockholders. Under the Agreement, Opnext will acquire StrataLight pursuant to a two-step merger, whereby Merger Sub 1 will merge with and into StrataLight, with StrataLight as the surviving corporation, and StrataLight will immediately thereafter merge with and into Merger Sub 2, with Merger Sub 2 as the surviving corporation. The consideration to be received by StrataLight stockholders will be $30 million in cash and 26.55 million shares of Opnext common stock. Based on Opnext’s closing share price of $5.27 on July 9, 2008, this represents a value of approximately $170 million.
     The Agreement has been approved by the boards of directors of Opnext and StrataLight and is subject to customary closing conditions, including the approval of the stockholders of Opnext and StrataLight and the receipt of required regulatory approval. Under separate agreements, the significant stockholders of Opnext and StrataLight holding a sufficient number of shares to approve the transaction have agreed to vote in favor of the transaction. The transaction is expected to close in the fourth calendar quarter of 2008.
     On July 11, 2008, the Company granted 1,190 common stock options to certain senior executives. These options were issued at a $4.92 exercise price and have a three-year vesting period and a five-year contract life. The options vest in three equal annual installments beginning on July 11, 2009. The total compensation expense to be incurred over the vesting period is $3,182 and is based on a fair value of $2.76 per award, a risk-free rate of 3.07%, volatility of 78.4% and an expected term of 3.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “depend,” “should,” “plan,” “estimated,” “could,” “may,” “subject to,” “continues,” “growing,” “prospective,” “forecast,” “projected,” “purport,” “might,” “if,” “contemplate,” “potential,” “pending,” “target,” “goals,” “scheduled,” “will likely be,” and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
OVERVIEW
     We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. In particular, we design, manufacture and market optical modules and components that transmit and receive data and are primarily used in telecommunications and data communications networks. We have one of the most comprehensive transceiver product portfolios for both of these markets, particularly at the 10Gbps and above data rates, which we sell to many of the leading network systems vendors. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceivers, and new or planned products for emerging high speed markets such as 40GbE and 100Gbps.
The following factors may affect our future results of operations:
     Sales
          Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 93.8% and 92.9% of our sales during the three-month periods ended June 30, 2008 and 2007, respectively. Also during the three-month periods ended June 30, 2008 and 2007, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps and above products, represented 82.3% of total sales for both periods.
          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month periods ended June 30, 2008 and 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent, accounted for 44.3% and 10.2%, and 35.0% and 23.0%, of our sales, respectively. Although we continue to attempt to expand our customer base, we anticipate that these customers will continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.
          The evaluation and qualification cycle prior to the initial sale of our products generally spans one year or more. Many of our original equipment manufacturer (“OEM”) customers, including Cisco, use third party contract manufacturers to manufacture their networking systems. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend, and expect to continue to depend in the future, on a concentrated group of contract manufacturers for a significant portion of our revenue.
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

          We operate sales and marketing offices in several countries. During the three-month periods ended June 30, 2008 and 2007, revenues attributed to geographic areas were 59.7% and 58.6% in North America, 16.5% and 24.7% in Europe, 16.2% and 11.7% in Japan, and 7.6% and 5.0% in Asia, respectively. Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations.
     Cost of Sales and Gross Margin
          Our cost of sales primarily consists of materials, including components which are either assembled at one of our three internal manufacturing facilities or at one of our several contract manufacturing partners or procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or in certain situations from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.
          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 74.8% and 73.2% during the three-month periods ended June 30, 2008 and 2007, respectively. While we anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
          Our gross margins vary among our product lines as our optical products sold for longer distance applications typically have higher gross margins than our products for shorter distance applications. In addition, our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and minimize warranty repair expenses, and fluctuations in foreign currency exchange rates. We expect that fluctuations in our overall gross margins will continue in the future. Gross margin decreased to 32.2 % for the three months ended June 30, 2008 from 32.9% in the previous quarter ended March 31, 2008 and from 35.0% in the quarter ended June 30, 2008, primarily as a result of the negative effects of fluctuations in foreign currency exchange rates and the settlement of foreign currency forward contracts used to hedge our yen exposure.
     Research and Development Costs
          Research and development costs include salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as costs associated with outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $1.5 million and $1.1 million during the three-month periods ended June 30, 2008 and 2007, respectively, in connection with these agreements. In addition, our research and development costs include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and developments costs will increase with our efforts to meet the anticipated market demand for our new and planned future products and to support enhancements to our existing products. Research and development expenses decreased $0.5 million to $10.3 million for the three-month period ended June 30, 2008 from $10.7 million for the previous quarter ended March 31, 2008. This decrease primarily resulted from normal seasonality in spending patterns including lower levels of materials related to the timing of prototype builds.

     Selling, General and Administrative Expenses
          Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. We anticipate that our future selling, general and administrative expenses will primarily rise as a result of higher sales volumes in the future. Selling, general and administrative expenses increased $1.3 million to $14.7 million for the three-month period ended June 30, 2008 from $13.4 million for the previous quarter ended March 31, 2008. This increase primarily resulted from higher employee costs including accrual of performance-based bonus accruals, higher logistic and commission costs due to increased sales volume and the negative effect from fluctuations in foreign currency exchange rates.
     Inventory
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise. As of June 30, 2008, we had a total consigned inventory balance of $17.4 million, $6.5 million of which consisted of inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements.
Significant Accounting Policies
          There have been no significant changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
Recently Issued Accounting Standards
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company partially adopted SFAS No. 157 as of April 1, 2008. Partial adoption did not have a material impact on the Company’s consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The impact of adopting SFAS No. 161, effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, is not expected to be material to the Company’s consolidated financial statements.

Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Sales	$84,237	$67,827	100.0%	100.0%
Cost of sales	57,106	44,054	67.8%	65.0%

Gross margin	27,131	23,773	32.2%	35.0%
Research and development expenses	10,274	8,512	12.2%	12.5%
Selling, general and administrative expenses	14,670	11,245	17.4%	16.6%
Other operating income	(15)	—	0.0%	0.0%

Operating income	2,202	4,016	2.6%	5.9%
Interest income, net	942	2,372	1.1%	3.5%
Other expense, net	(535)	(388)	(0.6)%	(0.6)%

Income before income taxes	2,609	6,000	3.1%	8.8%
Income tax expense	—	—	0.0%	0.0%

Net income	$2,609	$6,000	3.1%	8.8%

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007
          Sales. Overall sales increased $16.4 million, or 24.2%, to $84.2 million in the three-month period ended June 30, 2008 from $67.8 million in the three-month period ended June 30, 2007, including a $2.9 million benefit from fluctuations in foreign currency exchange rates. During the three-month period ended June 30, 2008, sales of our 10Gbps and above products increased $13.6 million, or 24.6%, to $69.4 million and sales of our less than 10Gbps products increased $2.2 million, or 29.7%, to $9.6 million, while sales of our industrial and commercial products increased by $0.5 million, or 10.6%, to $5.2 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 40Gbps, 300 pin tunable, XFP, X2 and Xenpak products, partially offset by declining demand for 300 pin fixed wavelength products. The increase in sales of our less than 10Gbps products primarily resulted from increasing demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes used in defense and security applications, and our new family of high-powered laser diodes.
          Gross Margin. Gross margin increased approximately $3.4 million, or 14.1%, to $27.1 million in the three-month period ended June 30, 2008 from $23.8 million in 2007. Gross margin for the three-month period ended June 30, 2008 includes a $2.1 million negative effect from fluctuations in foreign currency exchange rates. In addition, gross margin for both three-month periods ended June 30, 2008 and 2007 includes charges of $0.2 million for increased excess and obsolete inventory reserves.
          Gross margin as a percentage of sales decreased to 32.2% for the three months ended June 30, 2008 from 35.0% for the corresponding period in 2007 as favorable product mix and lower per unit manufacturing costs, which were generally the result of higher volumes, and lower material and outsourcing costs were more than offset by declining average selling prices and the negative effects of fluctuations in foreign currency exchange rates and the settlement of foreign currency forward exchange contracts.
          Research and Development Expenses. Research and development expenses increased $1.8 million to $10.3 million for the three-month period ended June 30, 2008 from $8.5 million for the three-month period ended June 30, 2007, including a $1.0 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased primarily due to increased material, employee and outsourcing services provided by Hitachi’s research laboratories and the negative effect from fluctuations in foreign currency exchange rates, partially offset by reduced material costs. Research and development expenses decreased as a percentage of sales to 12.2% for the three-month period ended June 30, 2008 from 12.5% for the corresponding period in 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million to $14.7 million for the three-month period ended June 30, 2008 from $11.2 million for the three-month period ended June 30, 2007, including a $0.9 million increase in stock-based compensation expense and a $0.5 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 17.4% for the three-month period ended June 30, 2008 from 16.6% for the corresponding period in 2007. Selling, general and administrative expenses increased primarily as a result of higher logistic and commission costs due to increased sales volumes, higher employee costs and the negative effect from fluctuations in foreign currency exchange rates.

          Other Operating Income. Other operating income for the three-month period ended June 30, 2008 was $15,000 and consisted of gains related to the disposal of certain fixed assets.
          Interest Income, Net. Interest income, net, decreased $1.5 million to $0.9 million in the three-month period ended June 30, 2008, from $2.4 million in the corresponding period in 2007. Interest income, net, for each of the three-month periods ended June 30, 2008 and 2007 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt. The decrease in interest income primarily reflects the decline in interest income earned on cash equivalents due to the decline in interest rates on short-term investments.
          Other Expense. Other expense was $0.5 million for the three-month period ended June 30, 2008 and $0.4 million for the three-month period ended June 30, 2007 and consisted primarily of net exchange losses on foreign currency transactions.
          Income Taxes. During the three-month periods ended June 30, 2008 and 2007, the Company did not record a tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
          In October 2007, the Company received notice from the Internal Revenue Service that its return with respect to the tax year ended March 31, 2006 was selected for examination. The Internal Revenue Service has since notified the Company that its examination was completed with no adjustments to the return. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of June 30, 2008, no adjustments have been proposed by the taxing authority. The Company’s income tax filings are open to examination by the respective U.S. taxing authorities for the U.S. tax years since and including March 31, 2006, by the Japanese tax authorities for the tax years since and including March 31, 2002, and by certain state and other foreign jurisdictions for the tax years since and including March 31, 2001.
Liquidity and Capital Resources
     During the three-month period ended June 30, 2008, cash and cash equivalents decreased by $7.1 million to $214.6 million from $221.7 million at June 30, 2008. This decrease consisted of $3.8 million of short-term debt payments, $1.8 million of capital lease payments, a $1.2 million decrease due to unfavorable fluctuations in foreign currency exchange rates and $0.5 million of capital expenditures, partially offset by $0.1 million of net cash provided by operating activities. Net cash provided by operating activities reflected our net income of $2.6 million, depreciation and amortization of $3.1 million and non-cash stock-based compensation expense of $1.1 million, partially offset by an increase in working capital of $6.7 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales volume, partially offset by higher accounts payable balances. During the three-month period ended June 30, 2008, we also entered into $2.0 million of new capital lease obligations.
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
     To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended June 30, 2008 and 2007, 22.1% and 27.7% of revenues were denominated in Japanese yen, respectively, and 0.9% and 0.8% of revenues were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2008 and 2007, approximately 74.8% and 73.2% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2008 and 2007, approximately 50.5% and 46.4% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
     As of June 30 and March 31, 2008, we had a net receivable position of $1.2 million and a net payable position of $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At June 30, 2008, we had four contracts in place with a nominal value of $22.5 million with expiration dates from July 2008 to September 2008 to hedge a portion of this future risk. During the three-month period ended June 30, 2008, we recorded a net unfavorable foreign currency hedge position of $0.6 million related to additional cost of goods sold associated with our foreign currency forward contract settled during the period. In addition, during the three-month period ended June 30, 2008, we recorded a net gain of $0.2 million in other comprehensive income for our forward contracts in place to hedge our forecasted intercompany sales transactions. As of March 31, 2008, we had three forward contracts in place with a nominal value of $15.0 million.
     We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on the Company’s financial results.
     We have a $15.1 million short-term yen-denominated loan outstanding as of June 30, 2008 with the Sumitomo Trust and Bank Company, Ltd. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month period ended June 30, 2008 was $79,000 and 1.72%, respectively.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) ) as of June 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

27-

PART II — Other Information
Item 1. Legal Proceedings.
     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against the Company and certain directors and officers of the Company, alleging, inter alia, that the Company’s registration statement and prospectus issued in connection with the Company’s initial public offering on February 14, 2007 (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia , that federal securities laws had been violated by virtue of alleged material misrepresentations in the Company’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the Company; certain present and former directors and officers of the Company (the “Individual Defendants”); the Company’s auditor; and the underwriters of the IPO.
     Motions were filed by several present and former shareholders of the Company seeking (1) to consolidate the Bixler , Coleman , and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler , Coleman , and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a Consolidated Class Action Complaint (the “Consolidated Complaint”) was filed. The defendants in the consolidated action, which include the Company and the Individual Defendants, have not yet responded to the Consolidated Complaint. The Company intends to defend itself and the Individual Defendants vigorously in this litigation.
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
Item 1A. Risk Factors.
     Refer to “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None

Item 6. Exhibits

Exhibit
Number

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

Date: August 11, 2008