Form 10-Q
period 2008-09-30
OPNEXT INC
filed 2008-11-10
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
     As of November 7, 2008, 64,615,514 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$212,178	$221,686
Trade receivables, net, including $6,880 and $5,811 due from related parties at September 30, and March 31, 2008, respectively	63,809	55,443
Inventories	82,404	90,297
Prepaid expenses and other current assets	6,636	3,639

Total current assets	365,027	371,065
Property, plant, and equipment, net	55,596	55,488
Goodwill	5,698	5,698
Other assets	206	208

Total assets	$426,527	$432,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $10,241 and $8,353 due to related parties at September 30, and March 31, 2008, respectively	$40,627	$45,531
Accrued expenses	13,595	14,184
Short-term debt	13,194	20,060
Capital lease obligations	9,468	7,414

Total current liabilities	76,884	87,189
Capital lease obligations	19,349	18,843
Other long-term liabilities	3,550	3,349

Total liabilities	99,783	109,381

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares, issued and outstanding 64,615,514 at September 30, 2008, net of 20,937 shares of treasury stock, and 64,619,913 at March 31, 2008, net of 20,937 shares of treasury stock	553	552
Additional paid-in capital	586,374	583,766
Accumulated deficit	(261,263)	(265,060)
Accumulated other comprehensive income	1,080	3,820

Total shareholders’ equity	326,744	323,078

Total liabilities and shareholders’ equity	$426,527	$432,459

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Income
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales, including sales of $5,237 and $1,284 to related parties for the three-month periods, and $10,712 and $3,134 to related parties for the six-month periods, ended September 30, 2008 and 2007, respectively	$80,159	$76,579	$164,396	$144,406
Cost of sales	55,708	49,631	112,814	93,685

Gross margin	24,451	26,948	51,582	50,721
Research and development expenses, including $1,807 and $1,341 incurred with related parties for the three-month periods, and $3,336 and $2,502 incurred with related parties for the six-month periods, ended September 30, 2008 and 2007, respectively	11,197	10,375	21,471	18,887
Selling, general and administrative expenses, including $1,296 and $1,543 incurred with related parties for the three-month periods, and $2,913 and $2,930 incurred with related parties for the six-month periods, ended September 30, 2008 and 2007, respectively	13,190	12,311	27,860	23,556
Other operating expense (income)	6	(37)	(9)	(37)

Operating income	58	4,299	2,260	8,315
Interest income, net	1,030	2,465	1,972	4,837
Other income (expense), net	100	(835)	(435)	(1,223)

Income before income taxes	1,188	5,929	3,797	11,929
Income tax expense	—	(86)	—	(86)

Net income	$1,188	$5,843	$3,797	$11,843

Net income per share:
Basic	$0.02	$0.09	$0.06	$0.18
Diluted	$0.02	$0.09	$0.06	$0.18
Weighted average number of shares used in computing net income per share:
Basic	64,620	64,576	64,621	64,563
Diluted	64,769	64,627	64,774	64,612
See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$3,797	$11,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,988	5,368
Loss (gain) on disposal of fixed assets	18	(37)
Non-cash compensation expense	2,577	1,067
Changes in assets and liabilities:
Trade receivables, net	(10,382)	(1,435)
Inventories	4,161	(7,192)
Prepaid expenses and other current assets	(2,306)	(1,818)
Other assets	—	(2)
Trade payables	(2,359)	3,082
Accrued expenses and other liabilities	1,213	(3,589)

Net cash provided by operating activities	2,707	7,287

Cash flows from investing activities
Capital expenditures	(1,303)	(3,093)
In-process acquisition of business costs	(1,382)	—

Net cash used in investing activities	(2,685)	(3,093)

Cash flows from financing activities
Short-term debt payments	(5,605)	—
Capital lease obligation payments	(3,639)	(2,320)
Exercise of stock options	6	11

Net cash used in financing activities	(9,238)	(2,309)
Effect of foreign currency exchange rates on cash and cash equivalents	(292)	681

(Decrease) increase in cash and cash equivalents	(9,508)	2,566
Cash and cash equivalents at beginning of period	221,686	199,786

Cash and cash equivalents at end of period	$212,178	$202,352

Non-cash financing activities
Capital lease obligations incurred	$(7,757)	$(4,929)
Stock appreciation rights amendment	—	2,432
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
     OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly owned subsidiary of Hitachi, Ltd. (“Hitachi”), a corporation organized under the laws of Japan. Opnext Japan, Inc. (“OPJ” or “Opnext Japan”) was established on September 28, 2000 and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ.
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
     In the opinion of management, the accompanying balance sheet and related interim statements of income and cash flows have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The financial statements reflect the consolidated results of Opnext and all its subsidiaries. All intercompany transactions and balances between and among the Company’s businesses have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period in which they are determined to be necessary. These estimates include assessment of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards and estimated useful lives for depreciation and amortization periods of tangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.
Revenue Recognition
     Revenue is derived principally from sales of products. Revenue is recognized when the criteria of Staff Accounting Bulletin (“SAB”) No. 104 are met. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both creditworthiness of the customer and lack of uncertainty with respect to customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     The Company participates in vendor managed inventory (“VMI”) programs with certain of its customers whereby the Company maintains an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
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
Shipping and Handling Costs
     Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Shipping and handling costs were $1,189 and $1,412 for the three-month periods, and $2,514 and $2,735 for the six-month periods, ended September 30, 2008 and 2007, respectively.
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
     Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive loss. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other income (expense), net for the period in which the exchange rates change. The Company recorded a transaction gain of $86 and a transaction loss of $906 for the three-month periods, and transaction losses of $454 and $1,344 for the six-month periods, ended September 30, 2008 and 2007, respectively.
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
     As of September 30, and March 31, 2008, the Company had a net receivable position of $3,362 and a net payable position of $7,104, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. As of September 30, 2008, and March 31, 2008, the Company had three foreign currency exchange forward contracts in place with aggregate nominal values of $22,500 generally with expiration dates of ninety days or less to hedge a portion of this future risk. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
Net Income per Common Share
     Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock-based incentive plans outstanding during the period using the treasury stock method.
Cash and Cash Equivalents
     The Company considers all investments with an original maturity of three months or less to be cash equivalents. As of September 30, and March 31, 2008, cash and cash equivalents included $1,009 and $887, respectively, of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
Trade Receivables
     The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as an assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $387 and $335 as of September 30, 2008, and March 31, 2008, respectively.
Inventories
     Inventories, including inventory consigned to contract manufacturers, are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those that are identified to be obsolete or in excess of forecasted usage are reserved or written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by and held at customers. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
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
Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the six-month periods ended September 30, 2008 and 2007 indicated that there were no impairments.
Goodwill and Business Combinations
     Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Assumptions underlying future cash flow estimates utilized in the evaluation of goodwill are subject to risks and uncertainties. The Company’s evaluation for the six-month period ended September 30, 2008 indicated that there were no impairments.
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
Fair Value of Financial Instruments
     As of September 30, 2008 and March 31, 2008, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables and accrued expenses. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.
Stock-Based Incentive Plans
     The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•	For the three-month and six-month periods ended September 30, 2008, the future volatility of the Company’s stock has been estimated based on the Company’s historical stock prices. For the three-month and six-month periods ended September 30, 2007, the future volatility of the Company’s stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies at that time was necessary since the Company did not possess a sufficient stock price history.

•	A dividend yield of zero has been assumed for awards issued during the three-month and six-month periods ended September 30, 2008 and 2007, based on the Company’s actual past experience and the fact that the Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three-month and six-month periods ended September 30, 2008 and 2007 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	The forfeiture rate for awards issued during the three-month and six-month periods ended September 30, 2008 and 2007 was approximately 10% and was based on the Company’s actual historical forfeiture trend.
     The fair value of options granted to employees for the three-month periods ended September 30, 2008 and 2007 were $3.63 and $11.34, respectively, and $3.64 and $11.67, respectively, for the six-month periods ended September 30, 2008 and 2007, and were estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	78.1%	88.0%	78.1%	88.6%
Risk-free interest rate	3.22%	4.70%	3.21%	4.68%
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company partially adopted SFAS No. 157 as of April 1, 2008. Partial adoption did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact of adopting SFAS No. 161.
3. Inventories
     Components of inventories are summarized as follows:

	September 30,	March 31,
	2008	2008
Raw materials	$41,837	$48,867
Work in process	10,513	11,048
Finished goods	30,054	30,382

Inventories	$82,404	$90,297

     Inventories include inventory consigned to customers and contract manufacturers of $16,317 at September 30, 2008, and $18,777 at March 31, 2008.
4. Property, Plant, and Equipment
     Property, plant, and equipment is summarized as follows:

	September 30,	March 31,
	2008	2008
Machinery, electronic, and other equipment	$194,656	$210,021
Computer software	15,527	15,943
Building improvements	5,267	5,439
Construction in progress	7,982	1,646

Total property, plant, and equipment	223,432	233,049
Less accumulated depreciation and amortization	(167,836)	(177,561)

Property, plant, and equipment, net	$55,596	$55,488

     Property, plant and equipment include assets under capitalized leases of $37,533 and $37,660, and related accumulated depreciation of $13,297 and $10,568, at September 30 and March 31, 2008, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense. Amortization of computer software costs was $501 and $491 for the three-month periods, and $1,012 and $978 for the six-month periods, ended September 30, 2008 and 2007, respectively.
5. Income Taxes
     During the three-month and six-month periods ended September 30, 2008, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. During both the three-month and six-month periods ended September 30, 2007, the Company recorded $86 of income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses had been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the financial statements include a valuation allowance to offset potential income tax benefits associated with the Company’s operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
     As of September 30, 2008 and 2007, the Company did not have any unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
     The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. In October 2007, the Company received notice from the Internal Revenue Service that its return with respect to the tax year ended March 31, 2006 was selected for

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
examination. The Internal Revenue Service has since notified the Company that its examination was completed with no adjustments to the return. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of September 30, 2008, no adjustments have been proposed by the taxing authority. The Company’s income tax filings are open to examination by the respective U.S. taxing authorities for the U.S. tax years since and including March 31, 2001, by the Japanese taxing authorities for the tax years since and including March 31, 2002, and by certain state and other foreign jurisdictions for the tax years since and including March 31, 2001.
6. Stockholders’ Equity
     As of September 30, 2008, the Company was authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of September 30 and March 31, 2008, no shares of preferred stock had been issued.
  On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase Opnext common stock on the open market or in privately negotiated transactions from time to time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of September 30, 2008, no purchases have been made pursuant to this program.
7. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method.
     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income, basic and diluted	$1,188	$5,843	$3,797	$11,843

Denominator:
Weighted average shares outstanding — basic	64,620	64,576	64,621	64,563
Effect of dilutive options	140	51	144	49
Effect of restricted common stock units	9	—	9	—

Weighted average shares outstanding — diluted	64,769	64,627	64,774	64,612

Basic net income per share	$0.02	$0.09	$0.06	$0.18

Diluted net income per share	$0.02	$0.09	$0.06	$0.18

     The following table summarizes the shares of common stock issuable upon the exercise of outstanding stock options and stock appreciation rights, which such shares have been excluded from the computation of diluted net income per share as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	6,499	4,524	6,416	4,524
Stock appreciation rights	545	547	545	547

Total options and stock appreciation rights	7,044	5,071	6,961	5,071

8. Comprehensive Income
  The components of comprehensive income for the three-month and six-month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,188	$5,843	$3,797	$11,843
Foreign currency translation adjustment	131	3,040	(3,472)	1,571
Gain on foreign currency contracts	515	59	679	—
Change in defined benefit plan actuarial assumptions	18	—	53	—

Comprehensive income	$1,852	$8,942	$1,057	$13,414

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     The components of accumulated other comprehensive income are as follows:

		Unrealized Gain
	Foreign	on Foreign		Accumulated
	Currency	Currency		Other
	Translation	Forward	Pension	Comprehensive
	Adjustment	Contracts	Liability	Income
Balance at March 31, 2008	$3,989	$85	$(254)	$3,820
Foreign currency translation loss	(3,472)	—	—	(3,472)
Unrealized gain on foreign currency forward contracts, net	—	679	—	679
Change in defined benefit plan actuarial assumptions	—	—	53	53

Balance at September 30, 2008	$517	$764	$(201)	$1,080

9. Employee Benefits
     The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two-thirds of the first 6% of an employee’s contributions. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $97 and $99 in the three-month periods and $202 and $198 in the six-month periods ended September 30, 2008 and 2007, respectively. No discretionary contributions were made in the six-month periods ended September 30, 2008 and 2007.
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $182 and $161 in the three-month periods and $365 and $312 in the six-month periods ended September 30, 2008 and 2007, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Net periodic benefit costs for the three-month and six-month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension benefit:
Service cost	$194	$151	$394	$292
Interest cost	13	8	27	16
Amortization of prior service cost	18	16	36	32

Net pension plan loss	$225	$175	$457	$340

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	3.1%	3.1%	3.1%	3.1%
Expected residual active life	15.9 years	15.9 years	15.9 years	15.9 years
     The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Change in benefit obligation:
Benefit obligation at March 31, 2008	$2,942
Service cost	394
Interest cost	28
Realized actuarial loss (gain)	—
Benefits paid	(50)
Foreign currency translation	(178)

Benefit obligation at September 30, 2008	$3,136

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$74
Other long-term liabilities	3,062

Net amount recognized at September 30, 2008	$3,136

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$201
Prior service cost	(402)

Accumulated other comprehensive loss at September 30, 2008	$(201)

The Company estimates the future benefit payments for the defined benefits plan will be as follows: $152 in 2009, $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in total over the five years 2014 through 2018.
10. Stock-Based Incentive Plans
The Company has awarded restricted stock, stock options and stock appreciation rights to certain of its employees and directors. At September 30, 2008, the Company’s stock-based incentive plan had 906 common shares of stock available for future grants.
Restricted Stock
     As of September 30, 2008, the Company has granted restricted common stock shares to certain senior executives and restricted common stock units to non-employee members of the board of directors as compensation for services to be performed pursuant to the Company’s stock-based incentive plan. There were 154 restricted common stock shares with a weighted average grant date fair value of $10.55 per share and 16 restricted common stock units with a weighted average grant date fair value of $8.51 per share outstanding as of September 30, 2008. No additional restricted common stock shares or restricted common stock units were issued during the six-month period ended September 30, 2008. There were 8 restricted common stock shares forfeited during the three-month and six-month periods ended September 30, 2008.
     Compensation expense for restricted common stock shares and restricted common stock units was $354 and $366 for the three-month periods and $773 and $666 for the six-month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total compensation costs related to unvested restricted common stock shares and restricted common stock units granted but not recognized was $674 and will be recognized over the remaining weighted average vesting period of 0.8 years.
Stock Options
     Stock option awards to employees generally become exercisable for one quarter of the shares awarded on each one-year anniversary from the date of grant over the subsequent four years, have a ten-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. As of September 30, 2008 and March 31, 2008, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Management, L.P., respectively. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the six-month periods ended September 30, 2008 and 2007, respectively.
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
     On August 15, 2008, the Company granted 1,189 common stock options to employees. These options were issued at a $6.41 exercise price and have a four-year vesting period and a ten-year contract life. The options vest in four equal annual installments beginning on August 15, 2009. The total compensation expense to be incurred over the vesting period is $5,131 and is based on a fair value of $4.50 per award, a risk-free rate of 3.37%, volatility of 77.7% and an expected term of 6.25 years.
     Compensation expense for employee stock option awards was $1,079 and $346 for the three-month periods and $1,722 and $449 for the six-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $14,784 net of estimated forfeitures and will be recognized over the remaining weighted average vesting period of 3.5 years.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	5,359	$14.13	39	$1.34	5,398	$14.04
Granted	2,463	5.66	—	—	2,463	5.66
Forfeited	(113)	13.78	(1)	2.47	(114)	13.69

Exercised	—	—	(4)	1.18	(4)	1.18

Balance at September 30, 2008	7,709	$11.43	34	$1.33	7,743	$11.39

     The following table summarizes information concerning outstanding and exercisable options at September 30, 2008:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)
$0.78	24	3.0	24	3.0
$2.73	10	4.7	10	4.7
$4.47	19	9.4	—	—
$4.92	1,190	4.8	—	—
$5.44	83	9.6	—	—
$6.41	1,189	9.9	—	—
$8.89	255	9.1	—	—
$11.34	719	8.9	187	8.9
$13.79	15	8.5	7	8.5
$13.85	100	8.6	25	8.6
$15.00	4,139	2.9	4,081	2.9

	7,743		4,334

Stock Appreciation Rights Plan
     The Company awarded stock appreciation rights (“SARs”) to its employees in Japan. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended SARs require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with SFAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of September 30, 2008, the Company had 584 SARs outstanding, 545 requiring settlement in the Company’s stock with average remaining lives of 5.5 years and 39 requiring settlement in cash with average remaining lives of 5.7 years.
     Compensation expense for vested SARs requiring settlement in the Company’s stock was $51 and $386 for the three-month periods, and $107 and $450 for the six-month periods, ended September 30, 2008 and 2007, respectively. At September 30, 2008, the total compensation cost related to these SARs to be recognized over the remaining weighted average vesting period of 1.3 years was approximately $154, net of estimated forfeitures.
     SARs requiring cash settlement were revalued at September 30, 2008 and 2007, which resulted in the reversal of compensation expense of $10 and $114 for the three-month periods, and $26 and $98 for the six-month periods, ended September 30, 2008 and 2007, respectively. Other long-term liabilities associated with these awards were $41 and $66 at September 30, 2008 and March 31, 2008, respectively. These awards will continue to be re-measured at each financial statement date until settlement.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     A summary of SARs activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00
Granted	—	—	—	—	—	—
Forfeited	(50)	15.00	(1)	15.00	(51)	15.00

Balance at September 30, 2008	39	$15.00	545	$15.00	584	$15.00

11. Short-Term Debt
     The Company has a two billion yen short-term loan facility with the Sumitomo Trust and Banking Company, Ltd., of which $13,194 was outstanding as of September 30, 2008. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month period ended September 30, 2008 was $52 and 1.68%, respectively, and $132 and 1.70%, respectively, for the six-month period ended September 30, 2008.
12. Concentrations of Risk
     At September 30, 2008 and March 31, 2008, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the U.S.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and six-month periods ended September 30, 2008, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent accounted for 38.6% and 14.6%, and 41.5% and 12.3%, of revenues, respectively. At September 30, 2008, Cisco and Alcatel-Lucent accounted for 23.3% and 13.3% of accounts receivable, respectively. At March 31, 2008, Cisco and Alcatel-Lucent accounted for 26.4% and 19.0% of accounts receivable, respectively. For the three-month and six-month periods ended September 30, 2007, Cisco and Alcatel-Lucent accounted for 40.9% and 23.0%, and 38.1% and 23.0%, of revenues, respectively.
13. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $706 and $632 for the three-month periods and $1,392 and $1,234 for the six-month periods ended September 30, 2008 and 2007, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at September 30, 2008:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2009	$4,849	$1,407
2010	9,760	2,042
2011	9,003	1,208
2012	4,526	663
2013	2,358	364
Thereafter	160	248

Total minimum lease payments	30,656	$5,932

Less amount representing interest	(1,839)

Present value of capitalized payments	28,817
Less current portion	(9,468)

Long-term portion	$19,349

     As of September 30, 2008, the Company had outstanding purchase commitments of approximately $50,367, primarily for the purchase of raw materials expected to be transacted within the next twelve months.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Six Months Ended September 30,
	2008	2007
Beginning balance	$1,655	$610
Claims paid	(701)	(444)
Warranty expense	335	376
Foreign currency translation and other	(99)	20

Ending balance	$1,190	$562

     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and certain directors and officers of the Opnext, alleging, inter

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
alia, that Opnext’s registration statement and prospectus issued in connection with Opnext’s initial public offering on February 14, 2007 (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in the Opnext’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants Opnext, certain present and former directors and officers of Opnext (the “Individual Defendants”), Opnext’s auditor and the underwriters of the IPO.
     Motions were filed by several present and former shareholders of Opnext seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a Consolidated Class Action Complaint (the “Consolidated Complaint”) was filed.The Consolidated Complaint also added Hitachi as a defendant. Opnext, the Individual Defendants and the Underwriters filed answers to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. Opnext’s auditor was voluntarily dismissed from the action by plaintiff, without prejudice. Hitachi has not yet responded to the Consolidated Complaint. Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.
     On March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint seeks an injunction as well as 300 million yen in royalty damages. On May 14, 2008, Opnext Japan filed its answer. In its answer, Opnext Japan states its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. Opnext intends to defend itself vigorously in this litigation.
14. Related Party Transactions
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $5,237 and $1,284 for the three-month periods ended September 30, 2008 and 2007, respectively, and $10,712 and $3,134 for the six-month periods ended September 30, 2008 and 2007, respectively. Purchases from Hitachi and its subsidiaries were $10,947 and $13,517 for the three-month periods ended September 30, 2008 and 2007, respectively, and $21,735 and $24,962 for the six-month periods ended September 30, 2008 and 2007, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $696 and $684 for the three-month periods ended September 30, 2008 and 2007, respectively, and $1,499 and $1,412 for the six-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008 and March 31, 2008, the Company had accounts receivable from Hitachi and its subsidiaries of $6,880 and $5,811, respectively. Also, as of September 30, 2008 and March 31, 2008, the Company had accounts payable to Hitachi and its subsidiaries of $10,241 and $8,353, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 13.
Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the Company entered into the following related party agreements:
Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $583 and $844 for the three-month periods and $1,380 and $1,489 for the six-month periods ended September 30, 2008 and 2007, respectively.
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
     In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid, nonexclusive basis, in each case on the terms and subject to the conditions stated therein.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Pursuant to the agreement, intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,743 and $1,282 for the three-month periods and $3,206 and $2,387 for the six-month periods ended September 30, 2008 and 2007, respectively.
Opnext Research and Development Agreement
     Opnext and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext is charged for research and development support on the same basis that Hitachi’s wholly owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects.
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
Preferred Provider and Procurement Agreements
     Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast be a firm and binding commitment to purchase. By mutual agreement of the parties, the agreements terminated on July 31, 2008.
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
Outsourcing Agreements
     Pursuant to the terms and conditions of various agreements which have been entered into between Opnext and Hitachi or, in certain instances, affiliates of Hitachi, Hitachi provides telecommunications services and corporate support services, including information systems management, payroll, human resource administration and other general support. Specific charges for such services amounted to $454 for both three-month periods and $920 and $852 for the six-month periods ended September 30, 2008 and 2007, respectively.
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee. However approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years. However Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and eleven seconded employees at September 30, 2008 and 2007, respectively.
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $159 and $144 for the three-month periods, and $323 and $280 for the six-month periods, ended September 30, 2008 and 2007, respectively.
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
Secondment Agreements
     OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after December 31, 2006. There were one and three seconded employees at September 30, 2008 and 2007, respectively.
Lease Agreement
     OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions upon giving the joint venture nine months’ notice. The lease expires on March 31, 2011, with a five-year extension, subject to either party’s notifying the other of its contrary intent. The lease payments for these properties were $15 for both three-month periods, and $31 and $29 for the six-month periods, ended September 30, 2008 and 2007, respectively.
15. Operating Segments and Geographic Information
Operating Segments
     The Company operates in one business segment — optical modules and components. Optical modules and components transmit and receive data delivered via light in telecommunications, data communication, industrial and commercial applications.
Geographic Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
North America	$43,401	$45,258	$93,644	$84,972
Europe	17,206	18,596	31,128	35,365
Japan	11,957	7,192	25,619	15,117
Asia Pacific	7,595	5,533	14,005	8,952

Total	$80,159	$76,579	$164,396	$144,406

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except per share amounts)
     Sales are attributed to geographic areas based on the bill to location of the customer.

	September 30,	March 31,
	2008	2008
Asset:
United States	$267,446	$266,056
Japan	138,393	148,068
Europe	20,688	18,335

Total	$426,527	$432,459

     The geographic designation of assets represents the country in which title is held.
16. Pending Acquisition of Business
     On July 9, 2008, the Company entered into an Agreement and Plan of Merger, dated as of July 9, 2008 (the “Agreement”), with StrataLight Communications, Inc., a Delaware corporation (“StrataLight”). The consideration to be received by StrataLight stockholders will be approximately $30 million in cash and 26.55 million shares of Opnext common stock. Based on Opnext’s closing share price of $5.27 on July 9, 2008, this represents a value of approximately $170 million.
     The Agreement has been approved by the boards of directors of Opnext and StrataLight and is subject to customary closing conditions, including the approval of the stockholders of Opnext and StrataLight and the receipt of required regulatory approval. Under separate agreements, the significant stockholders of Opnext and StrataLight holding a sufficient number of shares to approve the transaction have agreed to vote in favor of the transaction. The transaction is expected to close either late in the fourth calendar quarter of 2008 or early in the first calendar quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   The following discussion and information included elsewhere in this Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “depend,” “should,” “plan,” “estimated,” “could,” “may,” “subject to,” “continues,” “growing,” “prospective,” “forecast,” “projected,” “purport,” “might,” “if,” “contemplate,” “potential,” “pending,” “target,” “goals,” “scheduled,” “will likely be,” and variations thereof and similar terms. Our actual results could differ substantially from those anticipated as a result of many factors including those set forth in “Risk Factors,” included in this report and in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the year ended March 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
OVERVIEW
   We are a leading designer and manufacturer of optical modules and components which enable high-speed telecommunications and data communications networks globally. In particular, we design, manufacture and market optical modules and components that transmit and receive data and are primarily used in telecommunications and data communications networks. We have one of the most comprehensive transceiver product portfolios for both of these markets, particularly at the 10Gbps and above data rates, and we sell our products to many of the leading network systems vendors. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceivers, and new or planned products for emerging high speed markets such as 40GbE and 100Gbps.
The following factors may affect our future results of operations:
Global Market and Economic Conditions
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third calendar quarter of 2008. For the six-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc., and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
     As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease to provide, funding to borrowers. In addition, concerns about the U.S. economy and other global economies may have caused or may cause certain of our network system vendor customers, as well as their network service provider customers, to delay, reduce or cancel capital expenditures. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, and may result in continued or additional delay on the part of our customers as well as their customers in making the capital expenditures which result in sales of our products. If these market conditions continue, they may result in reduced sales of our products or limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs, any of which would adversely affect our financial condition and results of operations.
Sales
     Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 93.0% and 93.6% of our sales during the three-month periods ended September 30, 2008 and 2007, respectively, and 93.4% of our sales for both six-month periods ended September 30, 2008 and 2007. Also during the three-month periods ended September 30, 2008 and 2007, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps and above products, represented 81.8% and 83.0% of our sales, respectively. During the six-month periods ended September 30, 2008 and 2007, sales of our 10Gbps and above products represented 82.1% and 82.7% of our sales, respectively.
     The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month periods ended September 30, 2008 and 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent, accounted for 38.6% and 14.6%, and 40.9% and 23.0%, of our sales, respectively. For the six-month periods ended September 30, 2008 and 2007, our top two customers, Cisco and Alcatel-Lucent, accounted for 41.5% and 12.3%, and 38.1% and 23.0% of our sales, respectively. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our revenues.
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
     Our revenues are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. The demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. The decreasing price trends are primarily the result of industry over-capacity, increased competition and the introduction of next generation products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period.
     We operate sales and marketing offices in several countries. During the three-month periods ended September 30, 2008 and 2007, 57.0% and 59.1% of our revenues were attributable to sales in North America, 18.9% and 24.3% of our revenues were attributable to sales in Europe, 15.6% and 9.4% of our revenues were attributable to sales in Japan, and 8.5% and 7.2% of our revenues were attributable to sales in Asia (other than Japan), respectively. During the six-month periods ended September 30, 2008 and 2007, 54.1% and 58.8% of our revenues were attributable to sales in North America, 21.5% and 24.5% of our revenues were attributable to sales in Europe, 14.9% and 10.5% of our revenues were attributable to sales in Japan, and 9.5 and 6.2% of our revenues were attributable to sales in Asia (other than Japan), respectively. Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will continue to be affected by foreign currency exchange rate fluctuations.
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
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 80.6% and 81.4% during the three-month periods and 77.7% and 77.5% during the six-month periods ended September 30, 2008 and 2007, respectively. While we anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
     Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and minimize warranty repair expenses, and fluctuations in foreign currency exchange rates. Gross margin decreased to 30.5 % for the three months ended September 30, 2008 from 32.2% in the previous quarter ended June 30, 2008 and from 35.2% in the quarter ended September 30, 2007, primarily as a result of an unfavorable product mix and lower sales volumes which, collectively, exceeded the benefits of favorable fluctuations in foreign currency exchange rates and the settlement of foreign currency forward contracts used to hedge our yen exposure.
Research and Development Costs
     Research and development costs include salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as costs associated with outsourced services provided by Hitachi’s renowned research laboratories pursuant to our long-term contractual agreements. We incurred $1.7 million and $1.3 million during the three-month periods, and $3.2 million and $2.4 million during the six-month periods, ended September 30, 2008 and 2007, respectively, in connection with these agreements. In addition, our research and development costs include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and developments costs will increase with our efforts to meet the anticipated market demand for our new and planned future products and to support enhancements to our existing products. Research and development expenses increased $0.9 million to $11.2 million for the three-month period ended September 30, 2008, from $10.3 million for the previous quarter ended June 30, 2008. This increase primarily resulted from higher levels of materials related to prototype builds.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate-related expenses. We anticipate that our future selling, general and administrative expenses will primarily rise as a result of higher sales volumes in the future. Selling, general and administrative expenses decreased $1.5 million to $13.2 million for the three-month period ended September 30, 2008, from $14.7 million for the previous quarter ended June 30, 2008. This decrease primarily resulted from lower performance-based compensation expense and lower logistic and commission costs due to reduced sales volume.
Inventory
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs which require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or its third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, at which time the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or its third-party logistics provider, our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise. As of September 30, 2008, we had a total consigned inventory balance of $16.3 million, $7.9 million of which consisted of inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements.
Income Taxes
     In October 2007, the Company received notice from the Internal Revenue Service that its return with respect to the tax year ended March 31, 2006 was selected for examination. The Internal Revenue Service has since notified the Company that its examination was completed with no adjustments to the return. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of September 30, 2008, no adjustments have been proposed by the taxing authority. The Company’s income tax filings are open to examination by the respective U.S. taxing authorities for the U.S. tax years since and including March 31, 2001, by the Japanese taxing authorities for the tax years since and including March 31, 2002, and by certain state and other foreign jurisdictions for the tax years since and including March 31, 2001.
Significant Accounting Policies
     There have been no significant changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact of adopting SFAS No. 161.
Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007
     The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended September 30,				Six Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
			(as percentage				(as percentage
	(in thousands)		of sales)		(in thousands)		of sales)
Sales	$80,159	$76,579	100.0%	100.0%	$164,396	$144,406	100.0%	100.0%
Cost of Sales	55,708	49,631	69.5%	64.8%	112,814	93,685	68.6%	64.9%

Gross margin	24,451	26,948	30.5%	35.2%	51,582	50,721	31.4%	35.1%
Research and development expenses	11,197	10,375	14.0%	13.5%	21,471	18,887	13.1%	13.1%
Selling, general and administrative expenses	13,190	12,311	16.5%	16.1%	27,860	23,556	16.9%	16.3%
Other operating expense (income)	6	(37)	0.0%	0.0%	(9)	(37)	0.0%	0.0%

Operating income	58	4,299	0.1%	5.6%	2,260	8,315	1.4%	5.8%
Interest income, net	1,030	2,465	1.3%	3.2%	1,972	4,837	1.2%	3.3%
Other income (expense), net	100	(835)	0.1%	(1.1)%	(435)	(1,223)	(0.3)%	(0.8)%

Income before income taxes	1,188	5,929	1.5%	7.7%	3,797	11,929	2.3%	8.3%
Income tax expense	—	(86)	0.0%	(0.1)%	—	(86)	0.0%	(0.1)%

Net income	$1,188	$5,843	1.5%	7.6%	$3,797	$11,843	2.3%	8.2%

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007
     Sales. Overall sales increased $3.6 million, or 4.7%, to $80.2 million in the three-month period ended September 30, 2008 from $76.6 million in the three-month period ended September 30, 2007, including a $1.2 million benefit from fluctuations in foreign currency exchange rates. During the three-month period ended September 30, 2008, sales of our 10Gbps and above products increased $2.1 million, or 3.3%, to $65.6 million and sales of our less than 10Gbps products increased $0.8 million, or 9.8%, to $9.0 million, while sales of our industrial and commercial products increased by $0.8 million, or 16.7%, to $5.6 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our XFP, 300 pin tunable and X2 products, partially offset by declining demand for 300 pin fixed wavelength, XENPAK and 40Gbps products. The increase in sales of our less than 10Gbps products primarily resulted from increasing demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
     Gross Margin. Gross margin decreased $2.4 million, or 9.3%, to $24.5 million in the three-month period ended September 30, 2008 from $26.9 million in the corresponding period in 2007. Gross margin for the three-month period ended September 30, 2008 includes a $3.8 million negative effect of fluctuations in foreign currency exchange rates and the settlement of foreign currency forward contracts used to hedge our yen exposure. In addition, gross margin for the three-month period ended September 30, 2008 includes a charge of $0.3 million for increased excess and obsolete inventory reserves.
     Gross margin as a percentage of sales decreased to 30.5% for the three months ended September 30, 2008 from 35.2% for the corresponding period in 2007 due primarily to unfavorable product mix and the negative effect of fluctuations in foreign currency exchange rates and the settlement of foreign currency forward contracts used to hedge our yen exposure.
     Research and Development Expenses. Research and development expenses increased $0.8 million to $11.2 million for the three-month period ended September 30, 2008 from $10.4 million for the three-month period ended September 30, 2007, including a $0.8 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased primarily due to the fluctuation in foreign currency exchange rates. Increased outsourcing services provided by Hitachi’s research laboratories were offset by lower employee costs, including reduced performance-based compensation expense. Research and development expenses increased as a percentage of sales to 14.0% for the three-month period ended September 30, 2008 from 13.5% for the corresponding period in 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million to $13.2 million for the three-month period ended September 30, 2008 from $12.3 million for the three-month period ended September 30, 2007, including a $0.5 million increase in stock-based compensation expense and a $0.3 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses as a percentage of sales were 16.5% and 16.1% for the three-month periods ended September 30, 2008 and 2007, respectively. Selling, general and administrative expenses increased primarily as a result of higher litigation expenses associated with a class action claim and a patent infringement claim, increased stock-based compensation expense, as well as the negative effect from fluctuations in foreign currency exchange rates.
     Other Operating Expense (Income). Other operating expense for the three-month period ended September 30, 2008 was $6 thousand and other operating income for the three-month period ended September 30, 2007 was $37 thousand, and consisted of gains and losses related to the disposal of certain fixed assets.
     Interest Income, Net. Interest income, net, decreased approximately $1.5 million to $1.0 million in the three-month period ended September 30, 2008, from $2.5 million in the corresponding period in 2007. Interest income, net, for each of the three-month periods ended September 30, 2008 and 2007 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt. The decrease in interest income primarily reflects the decline in interest income earned on cash equivalents due to the decline in interest rates on short-term investments.
     Other Income/ (Expense). Other income was $0.1 million for the three-month period ended September 30, 2008, and other expense was $0.8 million for the three-month period ended September 30, 2007, and consisted primarily of net exchange gains and losses on foreign currency transactions.

     Income Taxes. During the three-month period ended September 30, 2008, the Company did not record a tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. During the three-month period ended September 30, 2007, the Company recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses had been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
Comparison of the Six-Month Periods Ended September 30, 2008 and 2007
   Sales. Overall sales increased $20.0 million, or 13.8%, to $164.4 million in the six-month period ended September 30, 2008 from $144.4 million in the six-month period ended September 30, 2007, net of a $3.7 million increase from fluctuations in foreign currency exchange rates. During the six-month period ended September 30, 2008, sales of our 10Gbps and above products increased $15.8 million, or 13.2%, to $135.0 million and sales of our less than 10Gbps products increased by $3.0 million, or 19.2%, to $18.6 million, while sales of our industrial and commercial products increased by $1.3 million, or 13.7%, to $10.8 million. The increase in our 10Gbps and above products primarily resulted from increased demand for our 300 pin tunable, XFP, 40Gbps and X2 products, while the increase in less than 10Gbps products primarily resulted from increased demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
   Gross Margin. Gross margin increased $0.9 million to $51.6 million in the six-month period ended September 30, 2008 from $50.7 million in the six-month period ended September 30, 2007, including a $6.0 million decline from fluctuations in foreign currency exchange rates. As a percentage of sales, gross margin decreased to 31.4% for the six-month period ended September 30, 2008 from 35.1% for the six-month period ended September 30, 2007, due primarily to the negative effect of fluctuations in foreign currency exchange rates and the settlement of foreign currency forward contracts used to hedge our yen exposure, and the decline in average selling prices, partially offset by cost reductions.
   Research and Development Expenses. Research and development expenses increased by $2.6 million to $21.5 million in the six-month period ended September 30, 2008 from $18.9 million in the six-month period ended September 30, 2007, including a $1.8 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses as a percentage of sales was 13.1% for both six-month periods ended September 30, 2008 and 2007. Research and development expenses increased primarily due to unfavorable fluctuations in foreign currency exchange rates, as well as increased material, outsourcing and employee costs.
   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million to $27.9 million in the six-month period ended September 30, 2008 from $23.6 million in the six-month period ended September 30, 2007, including a $1.0 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 16.9% for the six-month period ended September 30, 2008 from 16.3% for the corresponding period in 2007. Selling, general and administrative expenses increased primarily as a result of higher litigation expenses associated with a class action claim and a patent infringement claim, higher employee costs and the unfavorable impact from fluctuations in foreign exchange rates.
   Other Operating Expense (Income). Other operating expense for the six-month periods ended September 30, 2008 and 2007 were $9 thousand and $37 thousand, respectively, and consisted of losses related to the disposal of certain obsolete fixed assets.
   Interest Income, Net. Interest income, net decreased $2.8 million to $2.0 million in the six-month period ended September 30, 2008 from $4.8 million in 2007. Interest income, net for the six-month period ended September 30, 2008 primarily consists of interest earned on cash and cash equivalents, offset by interest expense on short-term debt. Interest income, net for the six-month period ended September 30, 2007 primarily consists of interest earned on cash and cash equivalents. The decrease in interest primarily reflects the decline in interest rates over the respective periods.
   Other Income (Expense), Net. Other expense, net was $0.4 million and $1.2 million for the six-month periods ended September 30, 2008 and 2007, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
   Income Taxes. During the six-month period ended September 30, 2008, the Company did not record an income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any income tax expense. During the six-month period ended September 30, 2007, the Company recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses has been fully utilized. The Company did not record income tax expense in other profitable jurisdictions as the income tax benefit of prior operating losses was adequate to offset any related income tax expense. For those jurisdictions continuing to generate operating losses, the Company continues to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Liquidity and Capital Resources
     During the six-month period ended September 30, 2008, cash and cash equivalents decreased by $9.5 million to $212.2 million from $221.7 million at March 31, 2008. This decrease consisted of $5.6 million of short-term debt payments, $3.6 million of capital lease payments, a $0.3 million decrease due to unfavorable fluctuations in foreign currency exchange rates, $1.3 million of capital expenditures and $1.4 million of capitalized costs associated with the pending acquisition of StrataLight Communications, Inc, partially offset by $2.7 million of net cash provided by operating activities. Net cash provided by operating activities reflected our net income of $3.8 million, depreciation and amortization of $6.0 million and non-cash stock-based compensation expense of $2.6 million, partially offset by an increase in working capital of $9.7 million. The increase in working capital primarily resulted from an increase in accounts receivable related to the increase in sales volume and lower accounts payable balances partially offset by lower inventory balances. During the six-month period ended September 30, 2008, we also entered into $7.8 million of new capital lease obligations.
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
     To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended September 30, 2008 and 2007, 18.5% and 23.5% of revenues were denominated in Japanese yen, respectively, and 0.9% and 0.8% of revenues were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars. For the six-month periods ended September 30, 2008 and 2007, 20.4% and 25.5% of revenues were denominated in Japanese yen, respectively, and 0.9% and 0.8% of revenues were denominated in euros, respectively. The remaining revenues were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month and six month periods ended September 30, 2008 and 2007, approximately 80.6% and 81.4%, and 77.7% and 77.5%, of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of our cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month and six-month periods ended September 30, 2008 and 2007, approximately 52.7% and 49.2%, and 51.6% and 50.8%, of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen for the foreseeable future.
     As of September 30 and March 31, 2008, we had a net receivable position of $3.4 million and a net payable position of $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At September 30, 2008, we had three contracts in place with a nominal value of $22.5 million with expiration dates from October 2008 to December 2008 to hedge a portion of this future risk. During the three-month and six-month periods ended September 30, 2008, we recorded net unfavorable foreign currency hedge positions of $0.1 million and $0.8 million, respectively, related to additional cost of goods sold associated with our foreign currency forward contract settled during these periods. In addition, during the three-month and six-month periods ended September 30, 2008, we recorded net favorable foreign currency hedge positions of $0.5 million and $0.7 million, respectively, in other comprehensive income for our forward contracts in place to hedge our forecasted intercompany sales transactions. As of March 31, 2008, we had three forward contracts in place with a nominal value of $15.0 million.
     We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on the Company’s financial results.
     We have a two billion yen short-term loan facility with the Sumitomo Trust and Banking Company, Ltd., of which $13,194 was outstanding as of September 30, 2008. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense for the three-month and six-month periods ended September 30, 2008 was $52 and $132, respectively. The weighted average interest rate for the three-month and six-month periods ended September 30, 2008 was 1.68% and 1.70%, respectively.
     As a result of the credit market crisis, dramatic increases in energy costs and other challenges currently affecting economic conditions in the U.S. and other parts of the world, customers may delay or cancel plans to purchase our products. If our customers are not successful in generating sufficient revenue or securing financing arrangements, they may not be able to pay, or may delay payment of, the amount they owe us. Any inability of current or potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, we believe that we will experience material adverse impacts to our business and operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) ) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings.
     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and certain directors and officers of the Opnext, alleging, inter alia, that Opnext’s registration statement and prospectus issued in connection with the IPO contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in the Opnext’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants Opnext, the Individual Defendants, Opnext’s auditor and the underwriters of the IPO.
     Motions were filed by several present and former shareholders of Opnext seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, the Consolidated Complaint was filed. The Consolidated Complaint also added Hitachi as a defendant. Opnext, the Individual Defendants and the Underwriters filed answers to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. Opnext’s auditor was voluntarily dismissed from the action by plaintiff, without prejudice. Hitachi has not yet responded to the Consolidated Complaint. Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.
     On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. On May 14, 2008, and Opnext Japan filed its answer. In its answer, Opnext Japan states its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. Opnext intends to defend itself vigorously in this litigation.
Item 1A. Risk Factors.
   Refer to “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 16, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
   None.
Item 3. Defaults Upon Senior Securities.
   None.
Item 4. Submission of Matters to a Vote of Security Holders.
   None.
Item 5. Other Information.
   None

Item 6. Exhibits

Exhibit
Number

2.1	Agreement and Plan of Merger, dated as of July 9, 2008, by and among the Company, StrataLight Communications, Inc., Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Mark J. DeNino.(1)

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(2)

3.2	Form of Amended and Restated Bylaws. (2)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(2)

11	Earnings Per Share Computation- included in Note 2 to the Unaudited Consolidated Financial Statements.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form 8-K as filed with the Securities and Exchanged Commission on July 9, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

Signatures
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry L. Bosco
Harry L. Bosco
Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: November 10, 2008