Form 10-Q
period 2008-12-31
OPNEXT INC
filed 2009-02-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of February 6, 2009, 91,153,837 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
OPNEXT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,997	$221,686
Trade receivables, net, including $6,081 and $5,811 due from related parties at December 31, and March 31, 2008, respectively	58,254	55,443
Inventories	94,135	90,297
Prepaid expenses and other current assets	5,849	3,639

Total current assets	364,235	371,065
Property, plant, and equipment, net	67,887	55,488
Goodwill	—	5,698
Other assets	275	208

Total assets	$432,397	$432,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $10,498 and $8,353 due to related parties at December 31, and March 31, 2008, respectively	$37,526	$45,531
Accrued expenses	15,913	14,184
Short-term debt	14,342	20,060
Capital lease obligations	12,312	7,414

Total current liabilities	80,093	87,189
Capital lease obligations	24,307	18,843
Other long-term liabilities	4,270	3,349

Total liabilities	108,670	109,381

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares, issued and outstanding 64,608,382 at December 31, 2008, net of 28,069 shares of treasury stock, and 64,619,913 at March 31, 2008, net of 20,937 shares of treasury stock	526	552
Additional paid-in capital	587,432	583,766
Accumulated deficit	(275,801)	(265,060)
Accumulated other comprehensive income	11,570	3,820

Total shareholders’ equity	323,727	323,078

Total liabilities and shareholders’ equity	$432,397	$432,459

See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales, including sales of $4,949 and $2,067 to related parties for the three-month periods, and $15,661 and $5,201 to related parties for the nine-month periods, ended December 31, 2008 and 2007, respectively	$70,533	$66,408	$234,929	$210,814
Cost of sales	54,951	44,653	167,765	138,338

Gross margin	15,582	21,755	67,164	72,476
Research and development expenses, including $1,169 and $1,310 from related parties for the three-month periods, and $4,505 and $3,812 from related parties for the nine-month periods, ended December 31, 2008 and 2007, respectively	10,550	8,692	32,021	27,579
Selling, general and administrative expenses, including $1,496 and $1,474 from related parties for the three-month periods, and $4,409 and $4,404 from related parties for the nine-month periods, ended December 31, 2008 and 2007, respectively	14,805	11,304	42,665	34,860
Impairment of goodwill	5,698	—	5,698	—
Other operating income	—	(4)	(9)	(41)

Operating (loss) income	(15,471)	1,763	(13,211)	10,078
Interest income, net	717	2,119	2,689	6,956
Other income (expense), net	216	358	(219)	(865)

(Loss) income before income taxes	(14,538)	4,240	(10,741)	16,169
Income tax benefit (expense)	—	15	—	(71)

Net (loss) income	$(14,538)	$4,255	$(10,741)	$16,908

Net (loss) income per share:
Basic	$(0.23)	$0.07	$(0.17)	$0.25
Diluted	$(0.23)	$0.07	$(0.17)	$0.25
Weighted average number of shares used in computing net (loss) income per share:
Basic	64,612	64,627	64,618	64,585
Diluted	64,612	64,670	64,618	64,626
See accompanying notes to unaudited consolidated financial statements.

OPNEXT, INC.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(10,741)	$16,098
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,338	8,015
Impairment of goodwill	5,698	—
Non-cash compensation expense	4,161	2,358
Gain on disposal of fixed assets	(9)	(41)
Changes in assets and liabilities:
Trade receivables, net	(3,305)	3,611
Inventories	3,056	(17,802)
Prepaid expenses and other current assets	(312)	(172)
Other assets	—	(2)
Trade payables	(10,360)	1,821
Accrued expenses and other liabilities	5,129	(4,122)

Net cash provided by operating activities	2,655	9,764

Cash flows from investing activities
Capital expenditures	(2,474)	(3,548)
In-process acquisition of business costs	(1,622)	—

Net cash used in investing activities	(4,096)	(3,548)

Cash flows from financing activities
Short-term debt payments	(6,586)	—
Capital lease obligation payments	(6,479)	(3,751)
In-process equity registration costs	(560)	—
Restricted shares repurchased	(27)	—
Exercise of stock options	6	16

Net cash used in financing activities	(13,646)	(3,735)
Effect of foreign currency exchange rates on cash and cash equivalents	(602)	1,125

(Decrease) increase in cash and cash equivalents	(15,689)	3,606
Cash and cash equivalents at beginning of period	221,686	199,786

Cash and cash equivalents at end of period	$205,997	$203,392

Non-cash financing activities
Capital lease obligations incurred	$(13,170)	$(8,885)
Stock appreciation rights amendment	—	2,432
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
          In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flows have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statements of financial position, operating results and cash flows for the interim periods presented have been made. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.

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
     Shipping and Handling Costs
          Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were $1,132 and $1,641 for the three-month periods, and $3,646 and $4,377 for the nine-month periods, ended December 31, 2008 and 2007, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Foreign Currency Transactions and Translation
          Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of operations. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while sales and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity.
          Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in accumulated other comprehensive income. Transaction gains and losses attributable to other intercompany foreign currency transactions have been included in other income (expense), net for the period in which the exchange rates change. The Company recorded a transaction gain of $192 and $285 for the three-month periods, and transaction losses of $262 and $1,059 for the nine-month periods, ended December 31, 2008 and 2007, respectively.
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
          As of December 31, and March 31, 2008, the Company had respective net payable positions of $2,824 and $7,104 subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of ninety days or less to hedge a portion of this future risk. As of December 31, 2008, the Company had two foreign currency exchange forward contracts in place with aggregate nominal values of $7,500, and as of March 31, 2008, the Company had three foreign currency exchange forward contracts in place with aggregate nominal values of $22,500. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
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
     Cash and Cash Equivalents
          The Company considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. As of December 31, and March 31, 2008, cash and cash equivalents included $932 and $887, respectively, of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations.
     Trade Receivables
          The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as an assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $1,288 and $335 at December 31, 2008, and March 31, 2008, respectively.

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
     Impairment of Long-Lived Assets
          The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the nine-month periods ended December 31, 2008 and 2007 indicated that there were no impairments.
     Goodwill and Business Combinations
          Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Assumptions underlying future cash flow estimates utilized in the evaluation of goodwill are subject to risks and uncertainties. The Company’s evaluation for the nine-month period ended December 31, 2008 a goodwill impairment change of $5,698 had been recorded based upon which represented the entire balance of goodwill related to the Pine acquisition.

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
          Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that these assets will not be realized.
      Fair Value of Financial Instruments
          At December 31, 2008 and March 31, 2008, the Company’s financial instruments included cash, cash equivalents, trade receivables, trade payables and accrued expenses. The fair values of these items approximated their carrying values due to the short-term nature of these instruments.
      Stock-Based Incentive Plans
          The Company accounts for stock-based incentives plans in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements. As additional evidence develops with respect to the Company’s stock-based award activity, the expected term assumption will be refined to capture the relevant trends.

•	For the three-month and nine-month periods ended December 31, 2008, the future volatility of the Company’s stock has been estimated based on the Company’s historical stock prices. For the three-month and nine-month periods ended December 31, 2007, the future volatility of the Company’s stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies at that time was necessary since the Company did not possess a sufficient stock price history.

•	A dividend yield of zero has been assumed for awards issued during the three-month and nine-month periods ended December 31, 2008 and 2007, based on the Company’s actual past experience and the fact that the Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards issued during the three-month and nine-month periods ended December 31, 2008 and 2007 on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	The forfeiture rate for awards issued during the three-month and nine-month periods ended December 31, 2008 and 2007 was approximately 10% and was based on the Company’s actual historical forfeiture trend.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          The fair value of options granted to employees were $1.11 and $6.71 for the three-month periods ended December 31, 2008 and 2007, respectively, and $3.57 and $8.48 for the nine-month periods ended December 31, 2008 and 2007, respectively, and were estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected term (in years)	4.29	6.25	4.90	6.25
Volatility	84.8%	86.8%	78.3%	88.2%
Risk-free interest rate	2.38%	3.96%	3.19%	4.52%
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
 3. Inventories
          Components of inventories are summarized as follows:

	December 31,	March 31,
	2008	2008
Raw materials	$50,336	$48,867
Work in process	10,609	11,048
Finished goods	33,190	30,382

Inventories	$94,135	$90,297

           Inventories include inventory consigned to customers and contract manufacturers of $12,683 at December 31, 2008, and $18,777 at March 31, 2008.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
4. Property, Plant, and Equipment
     Property, plant, and equipment is summarized as follows:

	December 31,	March 31,
	2008	2008
Machinery, electronic, and other equipment	$230,259	$210,021
Computer software	16,727	15,943
Building improvements	5,828	5,439
Construction in progress	11,990	1,646

Total property, plant, and equipment	264,804	233,049
Less accumulated depreciation and amortization	(196,917)	(177,561)

Property, plant, and equipment, net	$67,887	$55,488

          Property, plant and equipment include assets under capitalized leases of $46,493 and $37,660, and related accumulated depreciation of $17,648 and $10,568, at December 31 and March 31, 2008, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense. Amortization of computer software costs was $546 and $492 for the three-month periods, and $1,558 and $1,470 for the nine-month periods, ended December 31, 2008 and 2007, respectively.
5. Income Taxes
          Due to the uncertainty regarding future profitability, the financial statements include a valuation allowance to offset potential income tax benefits associated with the Company’s operating losses. The Company continues to record a valuation allowance to offset potential income tax benefits associated with those jurisdictions that continue to generate operating losses, There can be no assurances that the deferred tax assets subject to our valuation allowance will ever be realized.
          During the three-month period ended December 31, 2008, the Company recorded a valuation allowance to offset potential income tax benefits associated with all jurisdictions, as they generated operating losses. During the nine-month period ended December 31, 2008, the Company did not record an income tax expense in profitable jurisdictions since the income tax benefits of prior operating losses were used to offset any income tax expense.
          During the three-month and nine-month periods ended December 31, 2007, the Company recorded an income tax benefit of $15 and an income tax expense of $71, respectively, in profitable jurisdictions where the income tax benefit of prior operating losses had been fully realized. The Company did not record income tax expense in other profitable jurisdictions since the income tax benefits of prior operating losses were used to offset any potential income tax expense.
          As of December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will change significantly within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
          The Company is subject to taxation in the U.S., Japan and various state and other foreign jurisdictions. In October 2007, the Company received notice from the Internal Revenue Service that its return with respect to the tax year ended March 31, 2006 was selected for examination. The Internal Revenue Service has since notified the Company that its examination was completed with no adjustments to the return. In addition, the State of New Jersey commenced an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of December 31, 2008, no adjustments have been proposed by the taxing authority. The Company’s income tax filings are open to examination by the respective U.S. taxing authorities for the U.S. tax years since and including March 31, 2001, by the Japanese taxing authorities for the tax years since and including March 31, 2002, and by certain state and other foreign jurisdictions for the tax years since and including March 31, 2001.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
6. Goodwill
          The Company completes, at a minimum, an annual impairment assessment of the carrying value of goodwill. The annual impairment tests are conducted in the fourth quarter of each year unless events suggest an impairment may have incurred in the interim. During the three-month period ended December 31, 2008, there were sufficient indicators to require an interim goodwill impairment analysis, including a significant decrease in the Company’s market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill analysis conducted, an impairment charge of $5,698 was recorded which represented the entire balance of goodwill related to the Pine acquisition.
           Application of the goodwill impairment test requires judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. The Company reviews goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of the reporting unit to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
7. Stockholders’ Equity
          As of December 31, 2008, the Company was authorized to issue 150,000 shares of $0.01 par value per share common stock and 15,000 shares of $0.01 par value per share preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of December 31 and March 31, 2008, no shares of preferred stock had been issued.
     On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase Opnext common stock on the open market or in privately negotiated transactions from time-to-time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of December 31, 2008, no purchases have been made pursuant to this program.
8. Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury stock method.
          The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income, basic and diluted	$(14,538)	$4,255	$(10,741)	$16,098

Denominator:
Weighted average shares outstanding — basic	64,612	64,627	64,618	64,585
Effect of dilutive options	—	43	—	41
Effect of restricted common stock units	—	—	—	—

Weighted average shares outstanding — diluted	64,612	64,670	64,618	64,626

Basic net (loss) income per share	$(0.23)	$0.07	$(0.17)	$0.25

Diluted net (loss) income per share	$(0.23)	$0.07	$(0.17)	$0.25

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          The following table summarizes the potential shares of common stock issuable upon the exercise of outstanding stock options, stock appreciation rights or vesting of restricted stock units as of the end of each period, which such shares have been excluded from the computation of diluted net (loss) income per share as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock options	7,797	5,545	7,797	5,548
Stock appreciation rights	545	547	545	547
Restricted stock units	16	19	16	19

Total options and stock appreciation rights	8,358	6,111	8,358	6,114

9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three-month and nine-month periods ended December 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income	$(14,538)	$4,255	$(10,741)	$16,098
Foreign currency translation adjustment	11,212	1,423	7,740	2,994
Change in valuation of foreign currency contracts	(743)	144	(64)	144
Change in defined benefit plan actuarial assumptions	21	—	74	—

Comprehensive income (Loss)	$(4,048)	$5,822	$(2,991)	$19,236

     The components of accumulated other comprehensive income is as follows:

	Foreign	Foreign		Accumulated
	Currency	Currency		Other
	Translation	Forward	Pension	Comprehensive
	Adjustment	Contracts	Liability	Income
Balance at March 31, 2008	$3,989	$85	$(254)	$3,820
Foreign currency translation gain	7,740	—	—	7,740
Unrealized gain on foreign currency forward contracts, net	—	(64)	—	(64)
Change in defined benefit plan actuarial assumptions	—	—	74	74

Balance at December 31, 2008	$11,729	$21	$(180)	$11,570

10. Employee Benefits
          The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two thirds of the first 6% of salary an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contributions to the Plan totaled $79 and $85 in the three-month periods and $281, and $283 in the nine-month periods, ended December 31, 2008 and 2007, respectively. No discretionary contributions were made in the nine-month periods ended December 31, 2008 and 2007.
          The Company sponsors a defined contribution plan and a defined benefit plan, unfunded, to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $207 and $168 in the three-month periods, and $572 and $480 in the nine-month periods, ended December 31, 2008 and 2007, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          Under the defined benefit plan, the Company calculates benefits based on employee individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. Net periodic benefit costs for the three-months and nine-month periods ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
Pension benefit:
Service cost	$218		$157		$611		$454
Interest cost	15		8		43		24
Amortization of prior service cost	20		17		56		49

Net pension plan loss	$253		$182		$710		$527

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%		2.00%		2.00%		2.00%
Salary increase rate	3.1%		3.1%		3.1%		3.1%
Expected residual active life	15.9	years	15.9	years	15.9	years	15.9	years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Change in benefit obligation:
Benefit obligation at March 31, 2008	$2,942
Service cost	611
Interest cost	43
Realized actuarial loss (gain)	—
Benefits paid	(77)
Foreign currency translation	370

Benefit obligation at December 31, 2008	$3,889

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$73
Other long-term liabilities	3,816

Net amount recognized at December 31, 2008	$3,889

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$211
Prior service cost	(391)

Accumulated other comprehensive loss at December 31, 2008	$(180)

The Company estimates the future benefit payments for the defined benefits plan will be as follows: $152 in 2009, $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in total over the five years 2014 through 2018.
11. Stock-Based Incentive Plans
          The Company has awarded restricted stock, stock options and stock appreciation rights to certain of its employees and directors. At December 31, 2008, the Company’s stock-based incentive plan had 852 common shares of stock available for future grants.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Restricted Stock
          As of December 31, 2008, the Company has granted restricted common stock shares to certain senior executives and restricted common stock units to non-employee members of the board of directors as compensation for services to be performed pursuant to the Company’s stock-based incentive plan. There were 134 restricted common stock shares with a weighted average grant date fair value of $10.80 per share, and 16 fully vested restricted common stock units with a weighted average grant date fair value of $8.51 per share, outstanding as of December 31, 2008. No additional restricted common stock shares or restricted common stock units were issued during the nine-month period ended December 31, 2008.
          Compensation expense for restricted common stock shares and restricted common stock units was $365 and $474 for the three-month periods, and $1,138 and $1,141 for the nine-month periods, ended December 31, 2008 and 2007, respectively. At December 31, 2008, the total compensation costs related to unvested restricted common stock shares granted but not recognized was $309 and will be recognized over the remaining weighted average vesting period of 0.2 years.
     Stock Options
          Stock option awards to employees generally become exercisable for one quarter of the shares awarded on each one-year anniversary from the date of grant over the subsequent four years, have a ten-year contract life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At December 31, 2008 and March 31, 2008, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Management, L.P., respectively. The non-employee options expire no later than ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the nine-month periods ended December 31, 2008 and 2007.
          On July 11, 2008, the Company granted 1,190 common stock options to certain senior executives. These options were issued at a $4.92 exercise price and have a three-year vesting period and a five-year contract life. The options vest in three equal annual installments beginning on July 11, 2009. The total compensation expense to be incurred over the vesting period is $3,182, based on a fair value of $2.76 per award, a risk-free rate of 3.07%, volatility of 78.4% and an expected term of 3.5 years.
          On August 15, 2008, the Company granted 1,189 common stock options to certain non-executive employees. These options were issued at a $6.41 exercise price and have a four-year vesting period and a ten-year contract life. The options vest in four equal annual installments beginning on August 15, 2009. The total compensation expense to be incurred over the vesting period is $5,131, based on a fair value of $4.50 per award, a risk-free rate of 3.37%, volatility of 77.7% and an expected term of 6.25 years.
          On November 17, 2008, the Company granted 70 common stock options to certain employees. These options were issued at a $1.74 exercise price with either a three-year vesting period and a five year contract life or a four-year vesting period and a ten year contract life. The total compensation expense to be incurred over the average vesting period is $74, based on a weighted-average fair value of $1.11 per award, a weighted- average risk-free rate of 2.38%, volatility of 84.8% and a weighted-average expected term of 4.29 years.
          Compensation expense for employee stock option awards was $1,220 and $596 for the three-month periods, and $2,943 and $1,045 for the nine-month periods, ended December 31, 2008 and 2007, respectively. At December 31, 2008, the total compensation costs related to unvested stock option awards granted but not recognized under the Company’s stock-based incentive plan was $13,586 net of estimated forfeitures and will be recognized over the remaining weighted average vesting period of 3.0 years.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          A summary of stock option activity follows:

	Opnext Options		Pine Options		Total Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	5,359	$14.13	39	$1.34	5,398	$14.04
Granted	2,534	5.55	—	—	2,534	5.66
Forfeited	(130)	13.35	(1)	2.47	(131)	13.27

Exercised	—	—	(4)	1.18	(4)	1.18

Balance at December 31, 2008	7,763	$11.34	34	$1.33	7,797	$11.30

          The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number	Remaining	Number	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
		(in years)		(in years)
$0.78	24	2.8	24	2.8
$1.74	70	6.3	—	2.9
$2.73	10	4.4	10	4.4
$4.47	19	9.1	—	—
$4.92	1,190	4.5	—	—
$5.44	83	9.3	—	—
$6.41	1,181	9.7	—	—
$8.89	255	8.9	64	8.9
$11.34	715	8.7	187	8.7
$13.79	15	8.3	7	8.3
$13.85	100	8.3	25	8.3
$15.00	4,135	2.7	4,081	2.6

	7,797		4,398

     Stock Appreciation Rights (SARs) Plan
          The Company has awarded stock appreciation rights to certain of its employees in Japan. The awards generally vest with respect to one third or one quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and their exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 15, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007, and approximately 83% of the stock appreciation rights eligible for amendment were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with SFAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of December 31, 2008, the Company had 584 SARs outstanding, 545 requiring settlement in the Company’s stock with remaining average lives of 5.3 years and 39 requiring settlement in cash with average remaining lives of 5.4 years.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $33 and $376 for the three-month periods, and $141 and $826 for the nine-month periods, ended December 31, 2008 and 2007, respectively. At December 31, 2008, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of 1.3 years was approximately $121, net of estimated forfeitures.
          Stock appreciation rights requiring cash settlement were revalued at December 31, 2008 and 2007, which resulted in the reversal of compensation expense of $35 and $187 for the three-month periods, and $61 and $285 for the nine-month periods, ended December 31, 2008 and 2007, respectively. Other long-term liabilities associated with these awards were $6 and $66 at December 31, 2008 and March 31, 2008, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
          A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00
Granted	—	—	—	—	—	—
Forfeited	(50)	15.00	(1)	15.00	(51)	15.00

Balance at December 31, 2008	39	$15.00	545	$15.00	584	$15.00

12. Short-Term Debt
          The Company has a two billion yen short-term loan facility with the Sumitomo Trust and Banking Company, Ltd, under which $14,342 was outstanding as of December 31, 2008. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate was $62 and 1.77%, respectively, for the three-month period ended December 31, 2008 and $194 and 1.72%, respectively, for the nine-month period ended December 31, 2008.
13. Concentrations of Risk
          At December 31, 2008 and March 31, 2008, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
          The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and nine-month periods ended December 31, 2008, Cisco Systems, Inc. and subsidiaries (“Cisco”) accounted for 35.2% and 39.6% and Alcatel-Lucent accounted for 15.9% and 13.4%, respectively, of sales. At December 31, 2008, Cisco and Alcatel-Lucent accounted for 23.4% and 15.0% of accounts receivable, respectively. At March 31, 2008, Cisco and Alcatel-Lucent accounted for 26.4% and 19.0% of accounts receivable, respectively. For the three-month and nine-month periods ended December 31, 2007, Cisco accounted for 37.6% and 38.0%, respectively, and Alcatel-Lucent accounted for 19.9%, and 22.0%, respectively, of sales.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
14. Commitments and Contingencies
          The Company leases buildings and certain other property. Rental expense under these operating leases was $770 and $663 for the three-month periods and $2,162 and $1,897 for the nine-month periods ended December 31, 2008 and 2007, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at December 31, 2008:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2009	$3,264	$750
2010	12,893	2,948
2011	12,007	1,208
2012	6,767	663
2013	3,916	364
Thereafter	191	248

Total minimum lease payments	39,038	$6,181

Less amount representing interest	(2,419)

Present value of capitalized payments	36,619
Less current portion	(12,312)

Long-term portion	$24,307

          As of December 31, 2008, the Company had outstanding purchase commitments of approximately $52,562, primarily for the purchase of raw materials expected to be transacted within the next twelve months.
          The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Nine Months Ended December 31,
	2008	2007
Beginning balance	$1,655	$610
Claims processed	(1,384)	(670)
Warranty expense	999	1,602
Foreign currency translation and other	103	35

Ending balance	$1,373	$1,577

          On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and certain directors and officers of Opnext, alleging, inter alia, that Opnext’s registration statement and prospectus issued in connection with Opnext’s initial public offering on February 14, 2007 (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia , that federal securities laws had been violated by virtue of alleged material misrepresentations in Opnext’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants Opnext; certain present and former directors and officers of Opnext (the “Individual Defendants”); Opnext’s auditor; and the underwriters of the IPO.
          Motions were filed by several present and former shareholders of Opnext seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, the Consolidated Complaint was filed. The defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff without prejudice. Hitachi, which was added as a defendant in the Consolidated Complaint, filed a motion to dismiss on December 22, 2008. As of the date of this filing, the Court had not ruled on Hitachi’s motion. The parties, save for Hitachi, have agreed to early mediation. In light of that, the court has stayed all proceedings in this matter, including discovery, pending the parties’ submitting a joint status report to the court on April 30, 2009. If the mediation proves unsuccessful, Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext infringe a Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. The first court hearing in the case was held May 14, 2008, and Opnext Japan filed its answer on the same day. In its answer, Opnext Japan states its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. Opnext intends to defend itself vigorously in this litigation.
15. Related Party Transactions
          The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $4,949 and $2,067 for the three-month periods ended December 31, 2008 and 2007, respectively, and $15,661 and $5,201 for the nine-month periods ended December 31, 2008 and 2007, respectively. Purchases from Hitachi and its subsidiaries were $11,171 and $11,130 for the three-month periods ended December 31, 2008 and 2007, respectively, and $32,906 and $36,092 for the nine-month periods ended December 31, 2008 and 2007, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $666 and $640 for the three-month periods ended December 30, 2008 and 2007, respectively, and $2,165 and $2,052 for the nine-month periods ended December 31, 2008 and 2007, respectively. At December 31, 2008 and March 31, 2008, the Company had accounts receivable from Hitachi and its subsidiaries of $6,081 and $5,811, respectively. Also, at December 31, 2008 and March 31, 2008, the Company had accounts payable to Hitachi and its subsidiaries of $10,498 and $8,353, respectively. In addition, the Company has entered into capital equipment leases with Hitachi Capital Corporation as described in Note 14.
     Opnext Japan, Inc. Related Party Agreements
          In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the Company entered into the following related party agreements:
     Sales Transition Agreement
          Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $811 and $818 for the three-month periods and $2,191 and $2,307 for the nine-month periods ended December 31, 2008 and 2007, respectively.
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
     Opnext Japan Research and Development Agreement
          Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Pursuant to the agreement, intellectual property resulting from certain research and development projects is to be owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,096 and $1,249 for the three-month periods and $4,302 and $3,636 for the nine-month periods ended December 31, 2008 and 2007, respectively.

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
          Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. On October 27, 2006, the term of such agreement was extended until February 20, 2012.
     Preferred Provider and Procurement Agreements
     Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in such agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. By mutual agreement of the parties, the Preferred Provider Agreement and Procurement Agreement each terminated on July 31, 2008.
     Raw Materials Supply Agreement
     Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008.
     Outsourcing Agreements
               Pursuant to the terms and conditions of various agreements which have been entered into between Opnext and Hitachi or, in certain instances, affiliates of Hitachi, Hitachi provides telecommunications services and corporate support services, including information systems management, payroll, human resource administration and other general support. Specific charges for such services amounted to $475 and $437 for three-month periods ended December 31, 2008 and 2007 and $1,395 and $1,289 for the nine-month periods ended December 31, 2008 and 2007, respectively.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven and twelve seconded employees at December 31, and March 31, 2008, respectively.

OPNEXT, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Lease Agreements
          Opnext Japan leases, from Hitachi, certain manufacturing and administrative premises located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The lease payments for these premises were $180 and $150 for the three-month periods, and $503 and $430 for the nine-month periods, ended December 31, 2008 and 2007, respectively.
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
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however Hitachi became entitled to terminate these agreements after December 31, 2006. There were one and two seconded employees at December 31, and March 31, 2008, respectively.
     Lease Agreement
          OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The terms of the lease agreements are annual and have unlimited automatic annual extensions upon giving the joint venture nine months’ notice. The leases expire on March 31, 2011, with a five-year extension, subject to either party’s notifying the other of its contrary intent. The lease payments for these properties were $17 and $15 for the three-month periods ended December 31, 2008 and 2007, respectively, and $48 and $44 for the nine-month periods ended December 31, 2008 and 2007, respectively.

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
     Geographic Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales:
North America	$36,648	$37,538	$130,292	$122,510
Europe	15,381	15,266	46,509	50,631
Japan	10,861	9,107	36,480	24,224
Asia Pacific	7,643	4,497	21,648	13,449

Total	$70,533	$66,408	$234,929	$210,814

     Sales are attributed to geographic areas based on the bill to location of the customer.

	December 31,	March 31,
	2008	2008
Asset:
United States	$257,668	$266,056
Japan	155,611	148,068
Europe	19,118	18,335

Total	$432,397	$432,459

     The geographic designation of assets represents the country in which title is held.
17. Subsequent Events
Completion of Acquisition of StrataLight Communications, Inc.
     On January 9, 2009, the Company completed its acquisition of StrataLight Communications, Inc. (“StrataLight”). Under the terms of the agreement and plan of merger, which were previously announced on July 9, 2008, Opnext acquired all the capital stock of StrataLight. StrataLight shareholders received approximately 26,545 shares of Opnext common stock and $35,554 in cash. The former StrataLight shareholders own approximately 29% of the outstanding capital stock of Opnext. The Company will account for the acquisition under the purchase method.
Stock Option Grants
     On January 8, 2009, the Company granted 600 common stock options to its Chief Executive Officer of the Company. These options were issued at a $2.34 exercise price and have a three-year vesting period and a five-year contract life. The options vest in three equal annual installments beginning on January 8, 2010. The total compensation expense to be incurred over the vesting period is $804 and is based on a fair value of $1.40 per award, a risk-free rate of 1.11%, volatility of 87.9% and an expected term of 3.5 years. The Company does not expect this common stock option grant to materially impact net earnings (loss) per share.

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
OVERVIEW
     We are a leading designer and manufacturer of optical modules and components that enable high-speed telecommunications and data communications networks globally. In particular, we design, manufacture and market optical modules and components that transmit and receive data and are primarily used in telecommunications and data communications networks. We have one of the most comprehensive transceiver product portfolios for both of these markets, particularly at the 10Gbps and above data rates, which we sell to many of the leading network systems vendors. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceivers, and new or planned products for emerging high speed markets such as 40GbE and 100Gbps.
     Global Market and Economic Conditions
          Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
Acquisition of StrataLight Communications, Inc.
     On January 9, 2009, we completed the acquisition of StrataLight Communications, Inc. (“StrataLight”) Under the terms of the agreement and plan of merger, which were previously announced on July 9, 2008, we acquired all the capital stock of StrataLight. StrataLight shareholders received approximately 26,545 shares of Opnext common stock and $35,554 in cash. The former StrataLight shareholders own approximately 29% of the outstanding capital stock of Opnext. We will account for the acquisition under the purchase method.
     StrataLight derives revenue primarily from the sale of optical subsystems, consisting of line cards, modules, shelves and shelf controllers and also derives a small amount of revenue from non-recurring engineering, or NRE contracts. Cost of sales consists primarily of raw materials, associated labor to assemble these materials and amounts paid to third-party contract manufacturers. StrataLight outsources a significant portion of its product manufacturing to contract manufacturers whose costs cover the procurement of raw materials by third party contract manufacturers on behalf of StrataLight as well as the manufacturing work they perform for StrataLight. StrataLight’s gross margin fluctuates from period to period primarily due to changes in the mix of the products sold, the average selling price of those products, including any volume discount pricing, and the cost of manufacturing. As is common in this industry, StrataLight anticipates the average selling price of its products will decrease over time.

     The largest component of StrataLight’s operating expenses consists of research and development costs, which consist primarily of compensation, including stock-based compensation expense and related personnel costs for its engineering personnel and consultants responsible for the design, development and testing of its products and, to a lesser extent, costs of prototype units, depreciation and allocated facilities and IT costs. StrataLight also incurs selling, general and administrative expenses which consist primarily of compensation expenses, including stock-based compensation expense and related personnel costs, sales commissions, promotional activities, legal, corporate and other professional service fees and travel expenses.
          As a result of the acquisition of StrataLight, we expect:
•	to expand our product line through the addition of StrataLight’s sales of optical subsystems, consisting of line cards, modules, shelves and shelf controllers;

•	that our sales will continue to primarily be to a limited number of network systems vendors for the forseeable future as a significant portion of StrataLight’s sales are to two customers, both of which are existing customers of ours;

•	to realize the benefits of our combined purchasing volumes;

•	that our research and development costs will increase as a percentage of sales in the forseeable future, primarily as a result of StrataLight’s significant investment in 100Gbs technologies;

•	to incur additional costs in connection with the integration of StrataLight into our business, though we anticipate that our selling, general and administrative expenses as a percentage of sales will benefit in the forseeable future as we leverage our existing corporate infrastructure;

•	that, although we will likely continue to be adversely impacted by the strength of the Japanese yen relative to the U.S. dollar for the forseeable future, the percentage of our sales, cost of sales and operating expenses denominated in yen will decrease as the majority of StrataLight’s business is denominated in US dollars; and

•	that we will incur substantial amortization of purchased intangible assets in our cost of goods sold and operating expenses in future periods and we may incur impairment charges in future periods related to the recoverability of the carrying amount of goodwill and other intangible assets recorded on our balance sheet, each in connection with the acquisition of StrataLight.
In addition to global market and economic conditions and the acquisition of StrataLight, the following factors may affect our future results of operations:
     Sales
               Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 92.4% and 92.5% of our sales during the three-month periods ended December 31, 2008 and 2007, respectively, and 93.1% and 93.0% of our sales during the nine-month periods ended December 31, 2008 and 2007. Also during the three-month periods ended December 31, 2008 and 2007, sales of our products with 10Gbps or higher data rates, which we refer to as our 10Gbps and above products, represented 80.5% and 81.1% of our sales, respectively and during the nine-month periods ended December 31, 2008 and 2007, sales of our 10Gbps and above products were 81.7% and 82.1% of our sales, respectively.

          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month periods ended December 31, 2008 and 2007, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel-Lucent, accounted for 35.2% and 15.9%, and 37.6% and 19.9%, of our sales, respectively. For the nine-month periods ended December 31, 2008 and 2007, our top two customers, Cisco and Alcatel-Lucent, accounted for 39.6% and 13.4%, and 38.0% and 22.0% of our sales, respectively. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our sales.
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
          Our sales are affected by capital spending for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. While trends of individual products and product lines may vary as a result of changing applications and new product introductions, the primary markets for our products have historically been generally characterized by increasing volumes and declining average selling prices. The demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand from new communication applications such as VoIP (voice over internet protocol), peer-to-peer file sharing, IP-TV, video conferencing, on-line gaming and advanced wireless services as well as new industrial and commercial laser applications. The decreasing price trends are primarily the result of industry over-capacity, increased competition and the introduction of next generation products. However, given the current deterioration in global economic conditions, in the quarter ended December 31, 2008, we experienced reduced sales volumes and a decrease in average selling prices greater than our recent historical experience. While we anticipate that sales volumes will again increase and the decline in average selling prices will revert to historical norms once economic conditions improve, we cannot predict the timing or extent to which sales volumes or average selling prices might decline in any particular period or the likely duration of the declines we are experiencing.
          We operate sales and marketing offices in several countries. During the three-month periods ended December 31, 2008 and 2007, sales attributed to geographic areas were 52.0% and 56.5% in North America, 21.8% and 23.0% in Europe, 15.4% and 13.7% in Japan, and 10.8% and 6.8% in Asia (excluding Japan), respectively. During the nine-month periods ended December 31, 2008 and 2007, sales attributed to geographic areas were 55.5% and 58.1% in North America, 19.7% and 24.0% in Europe, 15.5% and 11.5% in Japan and 9.2 and 6.4% in Asia (excluding Japan), respectively.
          Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. For example, for the three-month periods ended December 31, 2008 and 2007, 18.2% and 26.1% of sales were denominated in Japanese yen, respectively, and 1.0% and 0.8% of sales were denominated in euros, respectively. The remaining sales were denominated in U.S. dollars. For the nine-month periods ended December 31, 2008 and 2007, 19.7% and 25.6% of sales were denominated in Japanese yen, respectively, and 1.0% and 0.8% of sales were denominated in Euros, respectively. The remaining sales were denominated in U.S. dollars. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our future sales will continue to be affected by foreign currency exchange rate fluctuations.
     Cost of Sales and Gross Margin
          Our cost of sales primarily consists of materials, including components that are either assembled at one of our three internal manufacturing facilities or at one of our several contract manufacturing partners or procured from third party vendors. Due to the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or, in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 46.8% and 81.2% during the three-month periods, and 67.6% and 78.7% during the nine-month periods, ended December 31, 2008 and 2007, respectively. The decline during the three-month period ended December 31, 2008 in the portion of our cost of sales denominated in Japanese yen was primarily due to an increase in procurement of U.S. dollar denominated materials and assembled products from several vendors and one of our contract manufacturers in Asia. While we anticipate that a significant portion of our cost of sales and other related assets and liabilities will continue to be denominated in Japanese yen for the foreseeable future, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we further expand the use of contract manufacturers outside of Japan and continue to procure more materials in U.S. dollars. However, we do not anticipate that we will benefit in the forseeable future from the impact of foreign currency forward contracts used to mitigate our yen exposure as we have in certain prior periods.
          Our gross margins vary among our product lines and are generally higher on our 10Gbps and above products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and minimize warranty repair expenses, and fluctuations in foreign currency exchange rates. Despite our efforts to reduce the percentage of our cost of sales denominated in Japanese yen, we anticipate that our gross margins will continue to be adversely impacted by unfavorable trends in foreign currency exchange rates (specifically, the strength of the Japanese yen relative to the U.S. dollar) for the foreseeable future, particularly given that we do not anticipate benefitting in the forseeable future from foreign currency forward contracts used to mitigate our yen exposure as we have in certain prior periods.
     Research and Development Costs
               Research and development costs include salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as costs associated with outsourced services provided by Hitachi’s research laboratories pursuant to contractual agreements. We incurred $1.1 million and $1.2 million during the three-month periods, and $4.3 million and $3.6 million during the nine-month periods, ended December 31, 2008 and 2007, respectively, in connection with these agreements. In addition, our research and development costs include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. We expect that our future research and development costs will increase with our efforts to meet the anticipated demand for our new and planned future products and to support enhancements to our existing products. In addition, we anticipate that our research and development expenses will continue to be adversely impacted by unfavorable trends in foreign currency exchange rates (specifically, the strength of the Japanese yen relative to the U.S. dollar) for the forseeable future.
     Selling, General and Administrative Expenses
          Selling, general and administrative expenses consist primarily of salaries and benefits for our employees who perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate-related expenses. We anticipate that our selling, general and administrative expenses will continue to be adversely impacted by unfavorable trends in foreign currency exchange rates (specifically, the strength of the Japanese yen relative to the U.S. dollar) for the foreseeable future.
     Inventory
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise experience and the resultant adverse impact any such higher levels of inventory might have on our costs of sales and gross margins. For example, as of December 31, 2008, we had a total consigned inventory balance of $12.7 million, $3.4 million of which consisted of inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements.
Critical Accounting Policies
          There have been no significant changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission on June 16, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2008.

Recently Issued Accounting Standards
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company partially adopted SFAS No. 157 as of April 1, 2008. This partial adoption did not have a material impact on the Company’s consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Statement is intended to enhance the current disclosure framework in SFAS No. 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has not yet determined the impact of adopting SFAS No. 161, effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
Results of Operations for the Three-Month Periods Ended December 31, 2008 and 2007
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
			(as percentage				(as percentage
	(in thousands)		of sales)		(in thousands)		of sales)
Sales	$70,533	$66,408	100.0%	100.0%	$234,929	$210,812	100.0%	100.0%
Cost of Sales	54,951	44,653	77.9%	67.2%	167,765	138,338	71.4%	65.6%

Gross margin	15,582	21,755	22.1%	32.8%	67,164	72,476	28.6%	34.4%
Research and development expenses	10,550	8,692	15.0%	13.1%	32,021	27,579	13.6%	13.1%
Selling, general and administrative expenses	14,805	11,304	21.0%	17.0%	42,665	34,860	18.2%	16.5%
Impairment of goodwill	5,698	—	8.1%	0.0%	5,698	—	2.4%	0.0%
Other operating expense (income)	—	(4)	0.0%	0.0%	(9)	(41)	0.0%	0.0%

Operating income	(15,471)	1,763	(21.9)%	2.7%	(13,211)	10,078	(5.6)%	4.8%
Interest income, net	717	2,119	1.0%	3.2%	2,689	6,956	1.1%	3.3%
Other income (expense), net	216	358	0.3%	0.5%	(219)	(865)	(0.1)%	(0.4)%

Income before income taxes	(14,538)	4,240	(20.6)%	6.4%	(10,741)	16,169	(4.6)%	7.7%
Income tax expense	—	15	0.0%	0.0%	—	(71)	0.0%	(0.1)%

Net income	$(14,538)	$4,255	(20.6)%	6.4%	$(10,741)	$16,098	(4.6)%	7.6%

Comparison of the Three-Month Periods Ended December 31, 2008 and 2007
          Sales. Overall sales increased $4.1 million, or 6.2%, to $70.5 million in the three-month period ended December 31, 2008 from $66.4 million in the three-month period ended December 31, 2007, including a $2.2 million benefit from fluctuations in foreign currency exchange rates. We realized a quarter-over-quarter increase in revenues notwithstanding the fact that we experienced a reduction in overall average selling prices. We expect to continue to encounter pricing pressures for the foreseeable future as the global economic downturn may lead to lower sales volumes and continued reductions in our average selling prices greater than those we have experienced in prior periods.
          During the three-month period ended December 31, 2008, sales of our 10Gbps and above products increased $2.8 million, or 5.4%, to $56.7 million and sales of our less than 10Gbps products increased $0.8 million, or 10.5%, to $8.4 million, while sales of our industrial and commercial products increased by $0.5 million, or 10.2%, to $5.4 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our XFP, X2 and SFP products, partially offset by declining demand for XENPAK and 40Gbps modules. The increase in sales of our less than 10Gbps products primarily resulted from increasing demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.

          Gross Margin. Gross margin decreased $6.2 million, or 28.4%, to $15.6 million in the three-month period ended December 31, 2008 from $21.8 million in the three-month period ended December 31, 2007 and included charges of $5.6 million and $0.4 million, respectively, for excess and obsolete inventory. In addition, gross margin for the three-month period ended December 31, 2008 includes a $2.8 million net negative effect due to, the adverse impact on product costs, partially offset by the beneficial impact on sales, of fluctuations in foreign currency exchange rates, and the beneficial impact from the settlement of foreign currency forward contracts used to hedge our yen exposure. Gross margins were also negatively impacted by unfavorable product mix and, lower average selling prices, partially offset by cost reductions and lower warranty costs. As a result gross margin as a percentage of sales decreased to 22.1% for the three-month period ended December 31, 2008 from 32.8% for the corresponding period in 2007.
          Research and Development Expenses. Research and development expenses increased $1.9 million to $10.6 million for the three-month period ended December 31, 2008 from $8.7 million for the three-month period ended December 31, 2007, including a $1.3 million increase from fluctuations in foreign currency exchange rates. As a result, research and development expenses increased primarily due to the fluctuation in foreign currency exchange rates, higher employee costs and increased material and outsourcing costs. As a result, research and development expenses increased as a percentage of sales to 15.0% for the three-month period ended December 31, 2008 from 13.1% for the corresponding period in 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million to $14.8 million for the three-month period ended December 31, 2008 from $11.3 million for the three-month period ended December 31, 2007, including a $0.6 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses as a percentage of sales were 21.0% and 17.0% for the three-month periods ended December 31, 2008 and 2007, respectively. Selling, general and administrative expenses increased primarily as a result of higher employee costs, including stock-based compensation expenses, an increase in the allowance for doubtful accounts primarily associated with the bankruptcy of Nortel Networks, Inc. and related entities, litigation expenses associated with a class action claim and a patent infringement claim, the negative effect from fluctuations in foreign currency exchange rates, and integration costs associated with the acquisition of StrataLight Communications, Inc.
          Impairment of Goodwill. As a result of the weakening market conditions during the three-month period ended December 31, 2008, including the impact on our market capitalization, we recorded a $5.7 million charge to write-off the entire amount of goodwill associated with the Pine Photonics, Inc. acquisition.
          Other Operating Expense (Income). Other operating income for the three-month period ended December 31, 2007 was $4 thousand and consisted of gains related to the disposal of certain fixed assets.
          Interest Income, Net. Interest income, net, decreased approximately $1.4 million to $0.7 million in the three-month period ended December 31, 2008, from $2.1 million in the corresponding period in 2007. Interest income, net, for each of the three-month periods ended December 31, 2008 and 2007 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt. The decrease in interest income primarily reflects the decline in interest income earned on cash equivalents due to the decline in interest rates on short-term investments.
          Other Income/ (Expense). Other income was $0.2 million and $0.3 million for the three-month periods ended December 31, 2008 and 2007, respectively, and consisted primarily of net exchange gains on foreign currency transactions.
          Income Taxes. Due to the uncertainty regarding the timing and extent of future profitability, the financial statements include a valuation allowance to offset potential income tax benefits associated with our operating losses. We continue to record a valuation allowance to offset potential income tax benefits associated with those jurisdictions continuing to generate operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
          During the three-month period ended December 31, 2008, we recorded a valuation allowance to offset potential income tax benefits associated with all jurisdictions as we continued to generate operating losses. During the three-month period ended December 31, 2007, we recorded an income tax benefit related to the current period operating loss in the jurisdiction where the income tax benefit of prior operating losses had been fully utilized. We did not record income tax expense in other profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense.

Comparison of the Nine-Month Periods Ended December 31, 2008 and 2007
          Sales. Overall sales increased $24.1 million, or 11.4%, to $234.9 million in the nine-month period ended December 31, 2008 from $210.8 million in the nine-month period ended December 31, 2007, including a $6.3 million increase from fluctuations in foreign currency exchange rates. We realized a year-over-year increase in revenues notwithstanding the fact that we experienced a reduction in overall average selling prices. We expect to continue to encounter pricing pressures for the foreseeable future as the global economic downturn may lead to lower sales volumes and continued reductions in our average selling prices greater than those we have experienced in prior periods.
           During the nine-month period ended December 31, 2008, our 10Gbps and above products increased $18.4 million, or 10.6%, to $191.8 million and our less than 10Gbps products increased by $4.0 million, or 17.4%, to $26.2 million, while sales of our industrial and commercial products increased by $1.7 million, or 11.8%, to $16.1 million. The increase in our 10Gbps and above products primarily resulted from increased demand for our XFP, 300 pin tunable, X2 and 40Gbps products, partially offset by a decrease in our 300 pin fixed products, while the increase in less than 10Gbps products primarily resulted from increased demand for our SFP products, partially offset by lower demand for our 2.5Gbps custom modules. The increase in sales of our industrial and commercial products primarily resulted from strong sales of infrared emitting diodes and our new family of high-powered laser diodes.
          Gross Margin Gross margin decreased $5.3 million to $67.2 million in the nine-month period ended December 31, 2008 from $72.5 million in the nine-month period ended December 31, 2007, including a $7.0 million decline from fluctuations in foreign currency exchange rates where the adverse impact on our cost of sales was greater than the beneficial impact on our sales. Gross margin for the nine-month periods ended December 31, 2008 and 2007 included charges of $6.2 million and $0.7 million, respectively, for excess and obsolete inventory. In addition, gross margin was adversely impacted by a decline in average selling prices, partially offset by cost reductions. As a result, gross margin as a percentage of sales decreased to 28.6% for the nine-month period ended December 31, 2008 from 34.4% for the nine-month period ended December 31, 2007
          Research and Development Expenses. . Research and development expenses increased by $4.4 million to $32.0 million in the nine-month period ended December 31, 2008 from $27.6 million in the nine-month period ended December 31, 2007, including a $3.0 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses increased primarily due to the fluctuation in foreign currency exchange rates, higher employee costs and increased material and outsourcing costs. As a result, research and development expenses as a percentage of sales increased to 13.6% from 13.1% for the nine-month periods ended December 31, 2008 and 2007.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.8 million to $42.7 million in the nine-month period ended December 31, 2008 from $34.9 million in the nine-month period ended December 30, 2007, including a $1.3 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 18.2% for the nine-month period ended December 31, 2008 from 16.5% for the nine-month period ended December 31, 2007. Selling, general and administrative expenses increased primarily as a result of higher litigation expenses associated with a class action claim and a patent infringement claim, higher employee costs, the unfavorable impact from fluctuations in foreign exchange rates, an increase in the allowance for doubtful accounts primarily associated with the bankruptcy filing of Nortel Networks, Inc. and related entities, and integration costs associated with the acquisition of StrataLight Communications, Inc.

          Impairment of Goodwill. As a result of the weakening market conditions during the three-month period ended December 31, 2008, including the impact on our market capitalization, we recorded a $5.7 million charge to write-off the entire amount of goodwill associated with the Pine Photonics, Inc. acquisition in 2003.
          Other Operating Income. Other operating income for the nine-month periods ended December 31, 2008 and 2007 was $9 thousand and $41 thousand, respectively, and consisted of gains related to the disposal of certain fixed assets.
          Interest Income, Net. Interest income, net decreased $4.3 million to $2.7 million in the nine-month period ended December 31, 2008 from $7.0 million in 2007. Interest income, net for the nine-month period ended December 30, 2008 primarily consists of interest earned on cash and cash equivalents, offset by interest expense on short-term debt. Interest income, net for the nine-month period ended December 30, 2007 primarily consists of interest earned on cash and cash equivalents. The decrease in interest primarily reflects the decline in interest rates over the respective periods.
          Other Income (Expense), Net. Other expense, net was $0.2 million and $0.8 million for the nine-month periods ended December 31, 2008 and 2007, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
          Income Taxes. Because of the uncertainty regarding when and the extent to which we will achieve future profitability, the financial statements include a valuation allowance to offset potential income tax benefits associated with our operating losses. We continue to record a valuation allowance to offset potential income tax benefits associated with those jurisdictions continuing to generate operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.
          During the nine-month period ended December 31, 2008, we did not record an income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any income tax expense. During the nine-month period ended December 31, 2007, we recorded income tax expense in profitable jurisdictions where the income tax benefit of prior operating losses had been fully utilized. We did not record income tax expense in other profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any related income tax expense.
Liquidity and Capital Resources
          During the nine-month period ended December 31, 2008, cash and cash equivalents decreased by $15.7 million to $206.0 million from $221.7 million at March 31, 2008. This decrease consisted of $6.6 million of short-term debt payments, $6.5 million of capital lease payments, $2.5 million of capital expenditures, a $0.6 million decrease due to unfavorable fluctuations in foreign currency exchange rates, $0.6 million for costs related to the equity registration associated with the acquisition of StrataLight and $1.6 million of capitalized costs associated with the acquisition of StrataLight, partially offset by $2.7 million of net cash provided by operating activities. Net cash provided by operating activities reflected depreciation and amortization of $9.3 million, a non-cash charge for impairment of goodwill of $5.7 million, and non-cash stock-based compensation expense of $4.2 million, partially offset by our net loss of $10.7 million and an increase in working capital of $5.8 million. The increase in working capital primarily resulted from lower accounts payable balances and an increase in accounts receivable related to the increase in sales volume, partially offset by lower inventory balances and accrued expenses. During the nine-month period ended December 31, 2008, we also entered into $13.2 million of new capital lease obligations.
           As a result of the weakening market conditions during the quarter ended December 31, 2008, we experienced a net loss after reporting net income for nine consecutive quarters. Although we cannot predict the extent or the duration of the weakening market conditions, we believe that existing cash and cash equivalents and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months, including the needs resulting from the acquisition of StrataLight. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our future business, financial position and results of operations will be adversely affected.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          We are exposed to foreign currency, interest rate and commodity price risks.
          To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended December 31, 2008 and 2007, 18.2% and 26.1% of sales were denominated in Japanese yen, respectively, and 1.0% and 0.8% of sales were denominated in euros, respectively. The remaining sales were denominated in U.S. dollars. For the nine-month periods ended December 31, 2008 and 2007, 19.7% and 25.6% of sales were denominated in Japanese yen, respectively, and 1.0% and 0.8% of sales were denominated in euros, respectively. The remaining sales were denominated in U.S. dollars.
          To the extent we manufacture our products in Japan our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month and nine-month periods ended December 31, 2008 and 2007, approximately [46.8]% and 81.2%, and [67.6]% and 78.7% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more materials in U.S. dollars.
          To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month and nine-month periods ended December 31, 2008 and 2007, approximately 51.0% and 53.0%, and 51.4% and 51.5% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
          As of December 31 and March 31, 2008, we had net payable positions of $2.8 million and $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At December 31, 2008, we had two contracts in place with a nominal value of $7.5 million with expiration dates from January 2009 to February 2009 to hedge a portion of this future risk. During the three-month and nine-month periods ended December 31, 2008, we recorded a net favorable foreign currency hedge position of $2.1 million and $1.3, respectively, related to additional cost of goods sold associated with our foreign currency forward contract settled during these periods. In addition, during the three-month and nine-month periods ended December 31, 2008, we recorded a net favorable foreign currency hedge position of $0.7 million and $0.1 million, respectively, in other comprehensive income for our open forward contracts to hedge our forecasted intercompany sales transactions. As of March 31, 2008, we had three forward contracts in place with a nominal value of $15.0 million.
          We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on the Company’s financial results.
          We have a two billion yen short-term loan facility with the Sumitomo Trust and Banking Company, Ltd., under which $14.3 million was outstanding as of December 31, 2008. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense for the three-month and nine-month periods ended December 31, 2008 was $62 thousand and $194 thousand, respectively. The weighted average interest rate for the three-month and nine-month periods ended December 31, 2008 was 1.77% and 1.72%, respectively.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
          Our chief executive officer and chief financial officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
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
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings.
          On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and certain directors and officers of Opnext, alleging, inter alia, that Opnext’s registration statement and prospectus issued in connection with Opnext’s IPO contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia , that federal securities laws had been violated by virtue of alleged material misrepresentations in Opnext’s registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action #3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants Opnext, the Individual Defendants, Opnext’s auditor and the underwriters of the IPO.
          Motions were filed by several present and former shareholders of Opnext seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, the Consolidated Complaint was filed. The defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff, without prejudice. Hitachi filed a motion to dismiss the Consolidated Complaint on December 22, 2008. As of the date of this filing, the Court had not yet ruled on Hitachi’s motion. Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.
          On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext infringe a Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. The first court hearing in the case was held May 14, 2008, and Opnext Japan filed its answer on the same day. In its answer, Opnext Japan states its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. Opnext intends to defend itself vigorously in this litigation.
Item 1A. Risk Factors.
     Refer to “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 16, 2008.
We may not successfully integrate the StrataLight businesses and we may therefore not realize the anticipated benefits of the merger.
Achieving the potential benefits of the merger with StrataLight depends in substantial part on the successful integration of the two companies’ technologies, operations and personnel. We face significant challenges in integrating StrataLight’s organization and operations in a timely and efficient manner. Some of the challenges involved in this integration include:
•	demonstrating to customers that the merger will not result in adverse changes in client service standards or business focus and helping customers conduct business;

•	consolidating and rationalizing administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts to effectively communicate our capabilities to customers;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost; and

•	preserving important relationships of both Opnext and StrataLight and resolving potential conflicts that may arise.
The integration of StrataLight will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the company. The diversion of management’s attention and any difficulties associated with integrating StrataLight into Opnext could have a material adverse effect on our operating results and the value of our shares, and could result in our not achieving the anticipated benefits of the merger. It is not certain that StrataLight can be successfully integrated in a timely manner or that any of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on our business and operating results.
To be successful, we must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the merger.
To be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. Employees of Opnext or StrataLight may experience uncertainty about their future role with us and this potential uncertainty may adversely affect our ability to attract and retain key personnel. We must continue to motivate our employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger or the loss of key employees due to such uncertainties.
We may not achieve strategic objectives, anticipated synergies and cost savings and other potential benefits of the merger.
We expect to realize strategic and other financial and operating benefits as a result of the merger, including, among other things, certain cost and revenue synergies. However, we cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent us from realizing these benefits:
•	our inability to increase product sales;

•	unfavorable customer reaction to the our company’s products;

•	competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would enhance their ability to compete against us;

•	the failure of key markets for our products to develop to the extent or as rapidly as currently expected;

•	changes in technology that increase the number of competitors that we face or require us to make significant capital expenditures to develop competitive products; and

•	the failure to retain key employees.
Failure to achieve the strategic objectives of the merger could have a material adverse effect on our revenues, levels of expenses and operating results and could result in our not achieving the anticipated potential benefits of the merger and could cause dilution for our earnings per share or decrease the expected accretive effect of the merger. In addition, we cannot assure you that our future growth rate will equal the historical growth rate, in particular in light of the current economic environment.
Our customers may reduce capital expenditures and have difficulty satisfying liquidity needs due to continued turbulence in the U.S. and global economies, resulting in reduced sales of our products and harming our financial condition and results of operations.
          Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.
          As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. This turbulence in the U.S. and international markets and economies has caused certain of our network system vendor customers, as well as their network service provider customers, to delay, reduce or cancel capital expenditures. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
StrataLight has a limited history of selling its products, which makes it difficult to predict its contribution to our future operating results.
          StrataLight was incorporated in January 2000 and shipped its first optical subsystems in the third quarter of 2004. StrataLight released its latest generation of this subsystem in the quarter ended June 30, 2008. Because of its limited history of product sales and its very recent introduction of a new generation of products, it is unclear whether StrataLight will succeed in increasing its product sales. StrataLight’s limited history selling and marketing its products makes it difficult to forecast its revenue and expenses accurately, and as a result its contribution to our future operating results.

StrataLight has material weaknesses, significant deficiencies and control deficiencies in its internal control over financial reporting, which if unaddressed could cause errors or material misstatements in our future financial statements.
Prior to the closing of our merger with StrataLight, StrataLight’s independent registered public accounting firm identified material weaknesses and significant deficiencies in StrataLight’s internal control over financial reporting. The identified material weaknesses included a lack of adequate financial statement resources and the lack of appropriate level of qualified accounting staff, which resulted in StrataLight not adequately maintaining its books and records relating to non-recurring engineering arrangements and incorrect accounting for complex or unusual transactions. StrataLight also had a material weakness with respect to inconsistency in the effectiveness of the review over the inputs and analysis of warranty reserve, labor and overhead capitalization and inventory valuation. These material weaknesses were identified by StrataLight’s independent registered public accounting firm in connection with the audit of its financial statements for the year ended December 31, 2007, along with other matters involving its internal controls that constituted significant deficiencies and control deficiencies.
     The existence of a material weakness could result in errors or material misstatements in financial statements. If we are unable to remediate StrataLight’s material weaknesses, we may have difficulty in reporting our future financial results accurately and in a timely fashion. Because of the size of StrataLight in relation to Opnext, any errors resulting from StrataLight’s material weaknesses, significant deficiencies or control deficiencies could result in material misstatements to our future financial statements, which could cause an adverse effect on the trading price of our common stock.
     Opnext and StrataLight each depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm the combined company.
          A small number of customers have consistently accounted for a significant portion of our revenues and those of StrataLight. For example, sales of our top five customers represented 72.5% and 72.4% of our revenues during the fiscal year ended March 31, 2008 and the nine-month period ended December 31, 2008, respectively. In the fiscal year ended December 31, 2007 and during the nine-month period ended September 30, 2008, StrataLight generated 99% of its revenues from its five largest customers. Our future success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our combined customer bases, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
          Our dependence on large orders from a relatively small number of customers makes our relationships with these large customers critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate the combined company’s products. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     On January 6, 2009, Harry Bosco, President and Chief Executive Officer of the Company, announced that he will retire as Chief Executive Officer and President effective March 31, 2009. Also on January 6, 2009, Mr. Bosco was elected by the Board of Directors to assume the role of Chairman of the Company’s Board of Directors effective April 1, 2009. In connection with the closing of the acquisition of StrataLight on January 9, 2009 Charles J. Abbe and Philip Otto joined the Company’s Board of Directors. Mr. Abbe retired as President and Chief Operating Officer and a director of JDS Uniphase Corporation in 2001. Mr. Otto is the Chief Executive Officer and Director of Schilling Robotics, Inc. and was a director of StrataLight Communications, Inc.
     On January 6, 2009, Gilles Bouchard, currently Chief Operating Officer of the Company, was appointed by the Board of Directors to succeed Harry Bosco as Chief Executive Officer and President of Opnext effective April 1, 2009.

Item 6. Exhibits

Exhibit
Number
3.1	Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Amended and Restated ByLaws of Opnext(1)

3.3	Specimen of stock certificate for common stock(1)

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not "filed" for purposes of Section 18 of the Exchange Act.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry L. Bosco
Harry L. Bosco
Chief Executive Officer & President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: February 9, 2009

