Form 10-K
period 2009-03-31
OPNEXT INC
filed 2009-06-15
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

Commission file number 000-33306

Opnext, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46429 Landing Parkway, Fremont, California (Address of principal executive office)	94538 (Zip Code)
(510) 580-8828
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $85,041,161, based upon the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on September 30, 2008 of $4.59 per share.

As of June 1, 2009, 88,656,447 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

EX-23.1:	CONSENT OF ERNST & YOUNG LLP
EX-31.1:	CERTIFICATION
EX-31.2:	CERTIFICATION
EX-32.1:	CERTIFICATION
EX-32.2:	CERTIFICATION

PART I

Item 1.	Business

Business Description

Opnext, Inc. (which may be referred to in this Form 10-K as the “Company,” “we,” “us,” or “our”) is a leading designer and manufacturer of subsystems, optical modules, and components that enable high-speed telecommunications and data communications networks globally. Our transceiver modules, which typically utilize our lasers and detectors, convert signals between electrical and optical for transmitting and receiving data over fiber optic networks, a critical function in optical communications equipment. Our subsystems and custom designs, which utilize our transmission and photonics know how, optimize performance for high-speed transport networks. In particular, we are a leader in both the telecommunications and data communications applications for the fast growing market for 10Gbps and 40Gbps subsystems, transceiver modules, and optical components. Our expertise in mixed-signal high frequency transmission, core semiconductor laser and other optical communications technologies has helped us create a broad portfolio of products that address customer demands for higher speeds, optimized long-haul links, wider temperature ranges, smaller sizes, lower power consumption and greater reliability than other products currently available in the market. We view ourselves as a strategic and value-add vendor to our customers and we have well-established relationships with many of the leading telecommunications and data communications network systems vendors such as Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Nokia Siemens Networks (“NSN”).

Telecommunications and data communications networks are becoming increasingly congested as the result of growing demand from consumers, enterprises and institutions for high-bandwidth applications. This bandwidth constraint has caused network service providers to turn to their equipment vendors to provide solutions that maximize bandwidth and reliability while minimizing cost. Increasing the communications data rate in networks is an important element of easing network congestion, and, as a result, network service providers are deploying 10Gbps and 40Gbps equipment more broadly throughout their networks. We have a broad portfolio of industry-defined product types, including tunable and fixed-wavelength subsystems, line cards, and custom modules. Our modules are designed and manufactured as fixed wavelength for client-side applications and as fixed wavelength or long-reach tunable for line-side applications. We focus on the 10Gbps, 40Gbps, and 100Gbps and above markets, which we believe are some of the fastest growing and most important markets in the communications industry.

We were founded in September 2000 as a subsidiary of Hitachi and subsequently spun-out of its fiber optic components business. We draw upon a 30-year history of fundamental laser research, manufacturing excellence, and product development that has helped create several technological innovations such as the creation of 10Gbps and 40Gbps laser technologies. We work closely with Hitachi’s renowned research laboratories to conduct research and commercialize products based on fundamental laser and photodetector technology. We view our relationship with Hitachi as a competitive advantage because this relationship helps us remain a leader in fundamental semiconductor laser research for the communications market. These research efforts have enabled us to develop market leadership in the 10Gbps and 40Gbps transceiver module market and place us in a strong position to develop differentiated products for emerging higher-speed markets, such as the 40GbE and 100Gbps markets.

Since our founding, we have expanded our customer base, won numerous design qualifications, made significant operational improvements and expanded our product lines and our patent portfolio. We have acquired and integrated three businesses and completed our initial public offering and listing of our common shares on the NASDAQ market in February 2007. Our most recent acquisition, StrataLight Communications, Inc. (“StrataLight”), a high-speed transport company, was completed on January 9, 2009, and complements our core high-speed client technologies. Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout the Americas, Europe, Japan and Asia Pacific. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell into select industrial and commercial applications where we can apply our core laser capabilities, such as mini projectors, medical systems, laser printers and barcode scanners.

Industry Background

Over the past several years, telecommunications networks have undergone significant changes as network service providers pursue more profitable service offerings and lower operating costs. Network service providers continue to add high-speed network access such as Wi-Fi, WiMAX, 3G, DSL, cable and FTTx, and are converging traditionally separate networks for delivering voice, video and data into IP-based integrated networks. Concurrent with these trends, a growing demand for high-bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, is challenging network service providers to supply increasing bandwidth to their customers. These applications drive increased network utilization across the core and at the edge of wireline, wireless and cable networks, which we collectively refer to as telecommunications networks. Additionally, in data communications, enterprises and institutions are managing the rapidly escalating demands for data and bandwidth and are upgrading and deploying their own high-speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks.

Both telecommunications and data communications networks are utilizing optical networking technologies capable of supporting higher speeds, additional features and greater flexibility to accommodate higher bandwidth requirements and achieve the lowest cost. Today, both telecommunications network systems vendors such as NSN and Alcatel-Lucent, and data communications network systems vendors such as Cisco, are producing optical systems increasingly based on 10Gbps and 40Gbps speeds, including multi-service switches, DWDM transport terminals, access multiplexers, routers, Ethernet switches and other network systems. These same vendors are already planning systems capable of 100Gbps speeds to be released in the coming years. Mirroring the convergence of telecommunications and data communications networks, these network systems vendors are increasingly addressing both telecommunications and data communications applications. Faced with technological and cost challenges, they are focusing on their core competencies of software and systems integration, and are relying upon established subsystem, module and component suppliers for the design, development and supply of critical hardware components such as products that perform the optical transmit and receive functions.

To address the increased network speed requirements, optical subsystems, module and component companies need to provide products that incorporate improved semiconductor laser technology and improved mixed-signal logic that addresses performance, power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability:

•	The Power Challenge. Modules that operate at 10Gbps and 40Gbps consume two to more than five times as much electrical power as modules operating at the preceding data rate and the power challenges are expected to become more difficult as the industry moves toward 100Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher-speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher-temperature tolerance and improved efficiency, which reduces power consumption and enables smaller form factor modules to be used. Most carriers and system vendors also now have well established green programs and award preference to suppliers that help them reduce their carbon footprint through lower power consumption.

•	The Temperature Challenge. Within an optical module, the laser diode is the component most sensitive to temperature. As a result, 10Gbps modules have in the past been constrained to 70°C maximum operating case temperature. Even in temperature controlled environments, heat dissipation from neighboring electronic components can raise internal equipment temperatures to levels that degrade laser and module performance. Furthermore, some network equipment is located outdoors in non-temperature controlled environments where transceiver modules need to operate reliably up to an operating case temperature of 85° C. Therefore, customers are demanding optical modules that can operate at wider temperature ranges, especially incorporating uncooled lasers that do not require costly and inefficient thermoelectric coolers. A benefit of more efficient and uncooled lasers is that they draw less current which reduces power consumption and helps the environment. We are extending this technology to reaches of up to 80km at 10Gbps.

•	The Size Challenge. The system throughput, data rate of each port and the overall chassis dimensions of a system define the bandwidth capacity of that system. Network service providers and enterprises have limited space in which to house their optical network equipment within an office or equipment room. Expanding the capacity of a system requires increasing the number of ports and the data rate of those ports. To meet these higher speed and density requirements, industry leaders have defined smaller 10Gbps transceiver packages. As the size of these packages decreases, so does their ability to dissipate heat, making it virtually impossible to support cooled-laser technology. Therefore, lower power consumption uncooled-laser technology with higher temperature tolerance and improved efficiency is required to meet the thermal capacity of these smaller packages.

These three challenges will become greater as we move further into 40Gbps and to 100Gbps client and line-side solutions. Having the resources and expertise in-house, Opnext is dedicated to funding the research and development needed to repeat the 10Gbps successes for 40Gbps and 100Gbps.

The increasing complexity of the components industry consolidation and the need to increase the pace of innovation while reducing costs have led the network systems vendors to reduce their number of module and component suppliers and favor vendors with more comprehensive product portfolios and deeper product expertise. Suppliers who can successfully meet these challenges may become involved early in network systems vendors’ product development and become a strategic part of their product planning process. The advantages of being one of these select suppliers can include faster time-to-market and cost advantages. Our subsystem knowledge and direct understanding of carrier networks allow us to complement our customers’ expertise.

Our Key Advantages

We believe we offer the most comprehensive 10Gbps transceiver product portfolio in the communications industry. We believe we are a leader in the 40Gbps subsystem market, the 40Gbps client and line-side module market and in the development of 40GbE and 100Gbps technologies. Our modules and components are utilized by leading telecommunications and data communications network systems vendors such as NSN and Cisco. We have positioned ourselves as a strategic vendor for our customers by engaging them early in their planning cycle to help guide product development, addressing the key market requirements and maintaining market leadership in core semiconductor laser-based technology and next-generation line-side transport technologies. We believe customers choose to work with us for several reasons, including:

Technology Leadership.  Our products are built on a foundation of optical technologies based on more than 30 years of research and development experience, resulting in 490 patents awarded and 341 patent applications pending worldwide as of May 31, 2009. Our technological innovation extends to core semiconductor laser design and materials systems, optical and electronic component integration, high-precision wavelength stability for DWDM and tunable applications, and high-speed transmission design for 10Gbps, 40Gbps and higher speeds. The semiconductor laser is at the core of all optical systems and is one of the most complex aspects of optical communications with a long development cycle. We are one of only a limited number of global providers of high-performance 10Gbps and 40Gbps lasers. We conduct our research both independently and through contractual relationships with Hitachi. We are committed to conducting fundamental semiconductor laser and photonics integration research as a source of differentiation. By maintaining leadership in semiconductor laser technology, we are able to better maximize the performance of our transceiver modules as well as gain cost and operational efficiencies through selective vertical integration. Our recent acquisition of StrataLight added a deep understanding of carrier networks and next generation line-side technologies. Increasingly, our customers request that we integrate multiple technologies into a subsystem that can more easily be integrated into their products.

Broad Product Line.  We have one of the most comprehensive transmit and receive optical module portfolios for both telecommunications and data communications applications, particularly for 10Gbps and 40Gbps transceiver modules. Our products support a wide range of data rates, protocols, wavelengths, transmission distances and industry standard platforms. Our portfolio consists of 10Gbps, 40Gbps, and 100Gbps fixed wavelength client interfaces and tunable wavelength line-side modules. We also offer 40Gbps subsystems and custom designed value-add modules. Our emerging product platforms include SFP+, 40GbE, 100Gbps CFP, and 40Gbps XLMD. We believe the breadth of our product portfolio positions us favorably with leading network systems vendors seeking to reduce their number of suppliers in favor of partnering with suppliers with greater product capabilities and expertise.

Superior Performance.  Our performance advantage is, in most cases, attributable to our system level knowledge, industry-leading lasers, superior integration and module design capabilities. Our system knowledge enabled us to design a 40Gbps system that allowed for seamless integration into the existing 10Gbps designed line systems. Our 40Gbps solutions are compatible with the existing 50 Ghz channel spacing and offer comparable dispersion tolerance and reach. Our core semiconductor laser technology allows us to efficiently design products that exceed the current power, size, temperature and reliability requirements of our customers, thus providing them with additional system-level reliability and design flexibility. For example, one of our recently introduced products is an indium phosphide and aluminum-based 10Gbps uncooled DFB laser that enables 10Gbps optical transceivers to have an operating case temperature of 85° C and provides network system vendors additional heat-tolerance margin. This technology delivers reduced power consumption that enables high port density and smaller packages such as SFP+. Additionally, this technology is allowing us to develop new 10Gbps modules to be used in outdoor non-temperature controlled environments and to enable higher capacity in our customers’ next-generation systems.

Continuous Innovation.  We continuously innovate in laser technologies such as uncooled DFB lasers, cooled and uncooled EA-DFBs, tunable lasers as well as photonic integration for higher speed complex transmitter and receiver architectures. As a result, our customers often involve us early in the planning process for their next generation of products or engage us to create custom solutions for complex problems. Our early involvement in the design cycles of our customers’ products deepens our understanding of their long-term needs, increases our strategic importance to these customers and enhances our ability to cost effectively introduce new products with targeted vertical integration that best address their needs. As a result, we were either the first to market or have been a leading market innovator in products such as 40Gbps subsystems, 40Gbps and 10Gbps lasers, 300 pin transceivers, DWDM XENPAK and X2 transceivers, an APD that meets the more stringent long-distance telecom specification and an uncooled XFP module operating at 85° C.

MSA Leadership.  We actively participate with network systems vendors, module and component vendors in the establishment of multi-source agreements, also known as MSAs, which define new product generations. Many customers use these MSAs as a framework for the design of their new systems. These MSAs specify the mechanical dimensions, electrical interface, diagnostic and management features and other key specifications such as heat and electrical interference that enable network systems vendors to plan their new systems accordingly. We are able to substantially influence the MSAs as the result of our sustained leadership position in the industry and understanding of key customer needs, an understanding developed via our close relationships at the research and development planning level and our extensive technical support resources. We were founders or early members of successful 10Gbps MSAs such as 300 pin, XENPAK, X2, SFP+, XLMD and XMD. Most recently, we announced an industry MSA for 40GbE and 100Gbps modules called CFP. We believe our involvement in MSA committees, in which our customers also participate, contributes to customer confidence that our new products will meet their performance, quality and manufacturing expectations.

Technology and Research and Development

We use our proprietary technology at many levels within our product development, ranging from the basic materials research that created the innovative materials we use in our lasers to the sophisticated component integration and optimization techniques we use to design our modules. We are committed to conducting fundamental research in laser and photonic integration technologies. In addition, we have a proven record of converting this research into commercial products. Our technology is protected by our strong patent portfolio and trade secrets developed in deployments with our extensive customer base. Our leading technologies start with our fundamental laser, modulation and photodetector technology and extend through design and assembly. In particular, the following technologies are central to our business:

Semiconductor Laser Design & Manufacturing.  We are a leading designer and manufacturer of lasers for high-speed fiber optic communications such as 10Gbps and 40Gbps. In the development and manufacturing of new lasers, we utilize accumulated knowledge in areas such as semiconductor growth, semiconductor materials systems, quantum well engineering, wavelength design, and high-frequency performance. This knowledge enables performance improvements such as miniaturization, wavelength control, wide temperature, and high-speed operation, and provides us with a time and knowledge advantage over companies that source their 10Gbps and 40Gbps lasers from other companies.

Optical Semiconductor Materials.  Central to our laser design and manufacturing is our experience and research in materials, one of the most challenging aspects of optical communications technology and a source of competitive advantage. Our advances in optical semiconductor materials have enabled us to develop new lasers that are more compact, offer greater control of the light emitted and utilize less power to operate. For example, our innovations in the use of aluminum in semiconductor lasers are utilized in several of our new lasers including our uncooled DFB laser and an EA-DFB laser, which integrates a modulator with the DFB laser on the same chip. The use of aluminum gives these lasers increased temperature tolerance, improved efficiency, faster response time and greater wavelength stability, all while achieving or exceeding industry reliability requirements. Our research continues on new materials systems for use in developing new laser structures that provide further improvements in laser operating temperature and efficiency. We also have developed novel techniques for a InAlA materials system that is used in the construction of high-performance avalanche photodiodes and which are central to performing the receive function.

Subassembly Design.  Laser diodes and photodetectors are particularly sensitive to external forces, fields and chemical environments, so they are typically housed in a hermetically sealed package. These laser diodes and photodetectors are placed upon special ceramic circuit boards and packaged into a mechanical housing with certain electronics into transmit or receive optical subassemblies, or TOSA and ROSA, respectively. We have experts dedicated to TOSA and ROSA design with fundamental knowledge in laser physics, high-frequency design and mechanical design who have been awarded numerous patents. We are a founding member of the XMD and XLMD MSA’s which create a platform of miniature, high-performance TOSAs and ROSAs for 10Gbps and 40Gbps, respectively, that can be used across multiple products and sold to external customers.

Analog Integrated Circuit and Radio Frequency Design.  We deliver advanced 40Gbps modulation scheme solutions, which are designed to be very close to the theoretical limits of achievable performance, by leveraging our analog IC and radio frequency design expertise. We internally develop both Silicon Germanium integrated circuits (developing what we believe to be the industry’s first finite impulse response adaptive equalizer integrated circuit operating at 40Gbps line speed) and monolithic microwave integrated circuits for modulator driver amplifier applications. This analog electronics expertise captured in our integrated circuits provides our 40Gbps transponders with improved performance and fast time-to-market. In addition, we have pioneered the development of multi-chip module packaging, radio frequency techniques for 40Gbps applications and packaging and interconnect design at 40Gbps.

Analog Optical Design.  Our analog optical design expertise enables us to deliver consistent product performance in a manufacturable design. In addition to delivering advanced performance for PSBT and DPSK 40Gbps transponders, we have also pioneered the development of carrier-class PMD compensation.

Digital Logic Design.  We internally developed the digital logic for our 40Gbps products, including OC-768 and OTU3 framers, integrated PRBS tester, precoder logic and enhanced FEC. We believe these designs provide us with a competitive advantage, as we believe no other single digital IC solution is commercially available with all of the capabilities we require. Our ability to internally develop this digital logic provides us with a cost advantage as volume scales and allows us to maintain a level of flexibility by controlling our ability to add new features and functionality.

Module Design.  Transceiver modules integrate the TOSA, ROSA, integrated circuits and other components into compact packages specified by various MSAs. We possess key technology in the form of high-speed circuit design to allow for error-free receiving, processing and transmitting of information, exceptional mechanical design to allow for higher tolerance of electrical and mechanical shock, and excellent thermal design to transfer heat away from key components and the module. We also have expertise in the design and manufacture of optical modules for long-distance transmission including tunable laser modules. Long-distance transmission modules require special manipulation of the optical signal to insure that error-free transmission is achieved over tens to hundreds of kilometers of optical fiber.

Modulation Techniques.  With the acquisition of StrataLight, we now posses expertise and know-how in using modem modulation schemes for optical transmission. These include mastering of PMDC (polarization mode dispersion compensation), continuously optimized NRZ-DPSK, RZ-DQPSK and coherent technologies. As an example of our leadership, we maintain a database of carrier fiber characteristics and deployed infrastructure that allows us to accurately model our PMDC solutions based upon real-world impairments.

System-Level Software.  At the system level, we offer a web-based graphical user interface that provides fault, configuration, accounting, performance and security, or FCAPS, capabilities within a self-contained, network-managed subsystem. Our software enables fast and simple integration into our OEM customers’ management systems via XML or SNMP management interfaces. By combining our standards-compliant software interfaces with our 40Gbps subsystem, OEM customers are not required to independently develop hardware to integrate our 40Gbps subsystems into their existing DWDM systems.

Our research and development plans are driven by customer input obtained by our sales and marketing teams and in our participation in various MSAs, and by our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers and Tier 1 carriers of our research and development progress to achieve better alignment in our product and technology planning. For new components and more complex modules, research and development is conducted in close collaboration with our manufacturing operations to shorten the time-to-market and optimize the manufacturing process. We generally perform product commercialization activities ourselves and utilize our Hitachi relationship to jointly develop or fund more fundamental optical technology such as new laser designs and materials systems.

Products

We design, manufacture and market subsystems, MSA-compliant and custom optical modules and components that transmit and receive data. Our products are used in both telecommunications and data communications markets, and we have one of the most comprehensive transceiver product portfolios for these markets, particularly at 10Gbps and 40Gbps data rates. Our product portfolio includes a broad range of solutions that vary by level of integration, communications protocol, form factor and performance level. Our portfolio primarily consists of 10Gbps and 40Gbps transceiver modules, including tunable transceivers, a broad line of 2.5Gbps and lower speed SFP transceiver modules, and new or planned products for emerging product platforms such as SFP+, 40GbE, 100Gbps, XLMD and XMD. We sell subsystems, transmit and receive optical modules and components, which are optical solutions that either generate or receive light signals. Our products are distinguished by their reliability and superior performance across several technical parameters.

The primary technologies that comprise all of our products are laser diodes, photodetectors, digital logic and mixed-signal integrated circuits. The laser diode provides the light source for communication over fiber optic cables. Our current communications laser diode product offering includes DFB lasers and EA-DFB lasers at selected 2.5Gbps, 10Gbps and 40Gbps data rates and 1310nm and 1550nm wavelengths. We expect our future developments to include tunable lasers, 25Gbps EA-DFB lasers for use in 100Gbps (4 x 25Gbps) applications, and 40GbE laser source(s). We offer high-performance positive-intrinsic-negative and avalanche photodiodes, or PIN’s and APDs, that operate at the same data rates and wavelengths as our lasers. We believe our laser diodes and photodetectors offer superior performance in key metrics such as link distance, reliability, temperature range, power consumption, stability and sensitivity.

The next level of integration involves packaging the laser diodes or photodetectors with integrated circuits and other electronic components that perform various control and signal conversion functions. A transmitter combines a laser diode with electronic components that control the laser and convert electrical signals from the network systems equipment into optical signals for transmission over optical fiber. A receiver combines a photodetector with electronic components that perform the opposite function – namely, converting the optical signal back into electrical form for processing by the network systems equipment. A transceiver combines both transmit and receive functions in a single module.

Optical network systems vendors now rely upon transceiver modules to perform transmit and receive functions in most of their new system designs. Our modules support a wide range of protocol interfaces for telecommunications and data communications systems such as OTN, Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155Mbps to 40Gbps as well as utilizing DWDM and tunable technology. Telecommunications systems may have two to sixteen transceiver modules typically mounted onto line cards while data communications systems may have from two to forty-eight ports.

Our custom 40Gbps subsystem is currently embedded in next generation 40Gbps DWDM interfaces on an IP router, but could be customized for optical crossconnect switches, SONET/SDH multiplexers and transponder-based DWDM solutions. Based on our development expertise, we are able to deliver custom integrated modules that meet OEMs’ existing software control interface and mechanical, thermal and power design constraints, thus minimizing their development overhead and time-to-market.

Our OTS-4000 optical terminal subsystem is an industry-compliant, shelf-level product that occupies one-third of a standard seven-foot equipment rack and supports eight hot-swappable line cards, each with 40Gbps total capacity, consisting of transponders, regenerators, shelf controllers and dispersion compensators. The OTS-4000 is scalable to nearly a terabit per second in a single seven-foot rack in single 40Gbps channel increments and provides a service provider with an immediate reduction in transmission cost per bit. Our 40Gbps transponder technology supports long-haul transmission using existing optical amplification techniques. The OTS-4000 chassis supports redundant DC power feeds and provides full redundancy of all common equipment.

Our products include:

Product Line
Product Types	Equipment	Application	Speed	Reach	Shipping

Subsystem	Transport	Telecom	43 Gbps	Tunable PSBT and NRZ-DPSK	Since 2005
Custom modules	Router	Telecom	43 Gbps	Tunable PSBT and NRZ-DPSK	Since 2006
PMDC	Transport	Telecom	43 Gbps	Improves PMD tolerance of 40G	Since 2008
300 pin	Transport & Routers	Telecom & Datacom	40/43Gbps	2km, Tunable PSBT and NRZ-DPSK	Since 2004
300 pin	Transport, MSS, Routers & AM*	Telecom & Datacom	10Gbps	600m, 2km, 12km, 20km, 40km, 80km, DWDM & Tunable	Since 2000
XENPAK	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km & DWDM	Since 2002
X2	Switches & Routers	Datacom	10Gbps	300m, 10km, 40km, 80km & DWDM	Since 2004
XPAK	Servers, Switches	Datacom & Storage	10Gbps	300m, 10km	Since 2005
XFP	Transport, MSS, Switches, Routers & AM, Servers	Telecom, Datacom & Storage	10Gbps	300m, 600m, 2km, 12km, 20km, 40km, 80km & DWDM	Since 2004
SFP+	Servers, Switches	Datacom & Storage	8-10Gbps	100m, 300m, 10km & 40km	Since 2007
XMD and XLMD TOSA & ROSA	Transceiver Modules	Telecom & Datacom	10-43Gbps	10km, 40km, 80km	Since 2005
LDM/PDM	Transport & MSS	Telecom	10Gbps	40km, 80km, DWDM	Since 2000
SFP	Transport, MSS, Routers & AM	Telecom	155Mbps, 622Mbps, 2.5Gbps	2km, 15km, 40km, 80km, DWDM	Since 2003
SFP	Hubs & Switches	Datacom	1.25Gbps	500m, 10km, 80km	Since 2004

*	MSS refers to multi-service switches and AM refers to access multiplexers.

For the industrial and commercial markets, we offer lasers and infrared LEDs for a variety of specialized applications. Our products include 635nm, 650nm and 670nm wavelength-visible lasers for applications such as mini-projectors, laser printing, industrial barcode scanning, medical imaging and professional contractor tools; 780nm and 830nm wavelength lasers for scientific measurement, night vision, and other infrared applications; and 640nm, 760nm, 840nm and 880nm wavelength infrared LEDs for sensors used in robotics and other industrial applications.

Customers

We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide including Alcatel-Lucent, Ciena Corporation, Cisco, ECI Telecom LTD, Extreme Networks, Inc., Fujitsu Limited, Hitachi, Huawei Technologies Co., Ltd, Juniper Networks, Inc., Mitsubishi Electric Corp., Neterion, Inc., NSN and Sumitomo Electric Industries, Ltd. The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers. We have established long-term relationships with our customers by working closely with them to better understand the requirements of their products and by providing superior customer service and technical support.

Cisco and Alcatel-Lucent have consistently been our two largest customers. Cisco, our largest data communications customer, and Alcatel-Lucent, our largest telecommunications customer, represented 48.2%, 60.0% and 57.7% of our total sales in aggregate in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Other than Cisco and Alcatel-Lucent, no other customer accounted for more than ten percent of sales in the fiscal years ended March 31, 2009, 2008 and 2007. As a result of the StrataLight acquisition, we anticipate that NSN may become a significant customer during the year ending March 31, 2010.

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

Competition

The market for optical modules and components is highly competitive and is characterized by continuous innovation. While no individual company competes against us in all of our product areas, our competitors range from the large, international companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications module markets, we compete primarily with the suppliers of transmit and receive optical modules and components, at both the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level such as transceivers for telecommunications and data communications applications. Competitors include Avago, Bookham, Emcore, Finisar, Fujitsu, JDS Uniphase, Mitsubishi and Sumitomo (which markets products in North America as Excelight). The market for optical modules and components is highly competitive. We believe the principal competitive factors are:

•	product performance, including size, speed, operating temperature range, power consumption and reliability;

•	price-to-performance characteristics;

•	delivery performance and lead times;

•	ability to introduce new products in a timely manner that meet customers’ design-in schedules and requirements;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	sales channels; and

•	ability to comply with new industry MSAs and requirements.

In our industrial and commercial product lines, we principally compete with Sanyo, Sony, Arima and QSI. We believe the principal competitive factors are:

•	price to performance characteristics;

•	delivery performance and lead times;

•	breadth-of-product solutions;

•	sales, technical, and post-sales service and support; and

•	sales channels.

Manufacturing

We fabricate key lasers and photodetectors for use in our modules and for sale to other module suppliers in our dual research and development and manufacturing facilities in Totsuka and Komoro, Japan. Optical component manufacturing is highly complex, utilizing extensive know-how in multiple disciplines and accumulated knowledge of the fabrication equipment used to achieve high manufacturing yields, low cost and high product consistency and reliability. Co-location of our research and development and manufacturing teams and utilization of well-proven fabrication equipment helps us shorten the time-to-market and achieve or exceed manufacturing cost and quantity targets. After chip fabrication, we utilize contract manufacturing partners for the more labor intensive step of packaging the bare die into standardized components such as TOSAs, ROSAs, laser diode modules and TO-cans that are then integrated into transceiver modules and other products.

We complete the manufacturing of certain of our 40Gbps subsystems and modules from the subassemblies and components provided by our contract manufacturers and other suppliers in our Los Gatos facility, while others are completed by one of our contract manufacturing partners. Our expertise in optical, electrical and radio frequency design enables us or one of our contract manufacturing partners to combine the subassemblies and components from our contract manufacturers with our proprietary technologies, install custom embedded software and conduct extensive system calibration and testing

For our 10Gbps transceiver modules, we use a combination of internal manufacturing and contract manufacturing. Typically, we begin manufacturing new 10Gbps modules in-house to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain customized 10Gbps modules and 40Gbps modules may remain in-house even in mass production to speed time to market and bypass manufacturing transfer costs.

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

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers and product marketing and sales operations teams in an integrated approach to address our customers’ current and future needs. We assign account managers to each customer account to provide a clear interface to our customers, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at 10Gbps and 40Gbps and above, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development, and represent us in MSAs. Our market development team meets regularly with the Tier 1 carriers to understand directly their requirements so we can better address the needs of our direct customer, the system vendor.

For key customers, we hold periodic technology forums for their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ longer-term needs while helping our customers adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. As this trend matures, we continually upgrade our sales operations and manufacturing support to maximize our efficiency and flexibility and coordination with our customers.

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

As of May 31, 2009, we had been issued 490 patents, of which 157 patents are from the same technology in different jurisdictions, and have 341 patent applications pending, of which 106 patents are from the same technology in different jurisdictions. Patents have been issued in various countries including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the 195 patents issued in the U.S., 16 will expire within the next five years and, of those, 15 will expire in the next two years. Of the 207 patents issued in Japan, 32 will expire in the next five years and, of those, 22 will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions.

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

Opnext is a registered trademark in the U.S., Japan, China and the European Union as a Community Trademark (CTM). We have five product family names trademarked.

We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information, non-competition and invention assignment agreement with us when they join and are reminded of their responsibilities when they leave. We also enter into confidential information and invention assignment agreements with our contractors.

Employees

As of May 31, 2009, we had 627 full-time employees. Of the 627 employees, 333 are located in Japan, 271 in the U.S., eleven in Europe, seven in Canada and five in China. Of our 627 total employees, 261 are in research and development, 206 are in manufacturing, 89 are in sales and marketing, and 71 are in administration. We consider our relationships with our employees to be good. None of our employees is represented by a labor union.

Item 1A.	Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this annual report. The following risks relate principally to our business and our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations, which could also adversely affect the trading price of our common stock.

We depend on a limited number of customers for a significant percentage of our sales, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

A limited number of customers have, historically, consistently accounted for a significant portion of our sales. For example, for the fiscal years ended March 31, 2009 and 2008, Cisco and Alcatel-Lucent in aggregate accounted for 48.2% and 60.0% of sales, respectively. Additionally, for the fiscal year ended March 31, 2009, NSN and Cisco each represented greater than 10% of StrataLight’s sales. For the quarter ended March 31, 2009, sales to Alcatel-Lucent, Cisco and NSN represented 68.5% of our total sales. Sales from any of our major customers may decline or fluctuate significantly in the future. Although we are attempting to expand our customer base, the markets in which we sell our optical components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

We are dependent on contract manufacturers used by our customers for a significant portion of our sales.

Many of our original equipment manufacturer (“OEM”) customers, including Cisco, use third-party contract manufacturers to manufacture their networking systems. These contract manufacturers used by our customers represented 40.2% and 54.2% of our total sales for the fiscal years ended March 31, 2009 and 2008, respectively. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a significant portion of our sales. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers which work with our OEM customers experience financial or other difficulties in their businesses, our sales and our business could be adversely affected.

Uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.

Fluctuations and changes in our customers’ demand are common in our industry. Such fluctuations, as well as quality control problems experienced in our manufacturing operations or those of our third-party contract manufacturers, may cause us to experience delays and disruptions in our manufacturing process and overall operations and reduce our output capacity. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or could be cancelled, which would negatively affect our sales, operating income, strategic position at customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production which in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such delays, disruptions and cancellations.

We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales.

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as Opnext, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. Our participation in VMI programs could result in our experiencing higher levels of inventory than we might otherwise and decrease our visibility into the timing of when our finished goods will ultimately result in sales generating sales.

Certain VMI programs, particularly any involving products considered to be standard products, may require us to commit to delivering certain quantities of our products to our customers as consigned inventory without the customers having committed to purchase any quantity of such products. Such VMI programs increase the likelihood that estimates of our customers’ requirements which prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. Some of our products and supplies have in the past become obsolete while in inventory because rapidly changing customer specifications or a decrease in customer demand. If we or our customers with whom we participate in VMI programs fail to accurately predict the demand for our products, we could incur additional excess and obsolete inventory write-downs. If we are unable to effectively manage the implementation of, and proper inventory management planning associated with, our customers’ VMI programs, our financial condition and results of operations could be materially adversely affected.

If our customers do not qualify our products or if their customers do not qualify their products, our results of operations may suffer.

Most of our customers do not purchase our products prior to qualification of our products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, cancellation or modification could have a negative effect on our results of operations.

If network service providers that purchase systems from our customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed. The qualification and field testing of our customers’ systems by network service providers is long and unpredictable. This process is not under the control of our company or our customers, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers’ network systems could result in the delay or cancellation of orders from our customers for modules included in the applicable network system, which could harm our results of operations.

We do not have long-term volume purchase contracts with our customers, so our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.

Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers cancelled significant orders with us and our competitors, which resulted in losses of sales and excess and obsolete inventory and led to inventory and asset disposals throughout the industry. More recently, as the global economic recession that began in late 2007 has deepened, particularly affecting the credit markets as well as equity markets, certain of our largest customers have cancelled significant, previously committed purchase orders resulting in the loss of sales and excess and obsolete inventory for us and increasing the difficulties associated with accurately forecasting future sales. Similar or continued decreases, deferrals or cancellations of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if they are not anticipated.

We may experience low manufacturing yields or higher than expected costs.

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on and our production capacity for those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, such as lasers and photodetectors as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our sales and operating profit. For example, in the quarter ended March 31, 2009, we experienced certain optical chip and TOSA yield issues resulting in higher than expected costs and a loss of anticipated sales.

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

Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison and for more critical components, such as lasers, photodetectors and key integrated circuits, as much as repeating the entire qualification process. We depend on a limited number of suppliers of key components we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery and quality problems, reduced control over product pricing, reliability and performance and an inability to identify and qualify another supplier in a timely manner. In the past, we have had to change suppliers, which has, in some instances, resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

We rely substantially upon a limited number of contract manufacturing partners and, if these contract manufacturers fail to meet our short and long-term needs and contractual obligations, our business may be negatively impacted.

We rely on a limited number of contract manufacturers to assemble, manufacture and test the majority of our finished goods. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Certain of our independent manufacturers have a limited history of manufacturing optical modules or components. In the past, we have experienced delays or other problems, such as inferior quality, insufficient quantity of product and an inability to meet cost targets, which have led to delays in our ability to fulfill customer orders. Additionally, we have, in the past, been required to qualify new contract manufacturing partners and replace contract manufacturers, which led to delays in deliveries. Any future interruption in the operations of these manufacturers, or any deficiency in the quality, quantity or timely delivery of the components or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers or require us to contract with and qualify new contract manufacturing partners. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.

We depend on facilities located outside of the United States to manufacture our products, which subjects us to additional risks.

In addition to our two manufacturing facilities in Japan, we rely on contract manufacturers located in Asia and elsewhere for our supply of key products and we intend to further expand our use of contract manufacturers outside the United States. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liabilities, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays, including, but not limited to, as a result of customs delays;

•	greater difficulty in overseeing manufacturing operations, including, but not limited to, the levels of inventory maintained at our and our contract manufacturers’ facilities;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and

•	the outbreak of infectious diseases which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

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

Competition has intensified as additional competitors enter the market and current competitors expand their product lines. The industry has experienced an increase in low-cost providers of certain product lines. Companies competing with us may introduce products that are more competitively priced, have greater performance, functionality or reliability, or our competitors may have stronger customer relationships, and may be able to react quicker to changing customer requirements and expectations. Increased competitive pressure has in the past and may in the future result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business, financial condition and operating results. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. A reduction in pricing for any existing or future customers may result in reduced pricing for other existing or future customers since our customers’ pricing is established pursuant to pricing agreements of not more than one year in duration or upon receipt of purchase orders. All of the pricing agreements with our customers provide either that prices will be set at invoicing or at various intervals during the year or require us to offer our existing customers the most favorable pricing terms. All of these situations enable our customers to frequently negotiate based upon prevailing market price trends. As product prices decline, our average selling prices and operating profits would decline.

Because certain of our competitors have longer operating histories and have greater financial, technical, marketing and other resources and stronger strategic alliances than we have, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data communications markets, some of our competitors offer broader product portfolios by supplying passive components or a broader range of lower speed transceivers. Other competitors may also have preferential access to certain network systems vendors or offer directly competitive products that may have certain better performance measures than our products. In addition, our competitors that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, although we believe we currently compete favorably with our competitors, we cannot be assured that we will be able to compete successfully against either current or future competitors in the future.

Decreases in average selling prices of our products may reduce operating profit and net income, particularly if we are not able to reduce our expenses commensurately.

The market for optical components continues to be characterized by declining average selling prices resulting from factors such as increased price competition among optical component manufacturers, excess capacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. Recently, we have observed a modest acceleration in the decline of average selling prices. We anticipate that average selling prices will continue to decrease in the future in response to product introductions by our competitors or us, or in response to other factors, including price pressures from significant customers. In order to sustain profitable operations, we must, therefore, continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our sales and operating profit to decline.

In the current environment of declining average selling prices, and especially when such declines appear to be accelerating, we must continually seek ways to reduce our costs to maintain our operating profit and net income. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures. To remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions enabling us to reduce the price of our products to remain competitive or maintain our operating profit and net income.

Shifts in our product mix may result in declines in operating income and net income.

Our gross profit margins vary among our product families, and are generally higher on our 40G and longer distance 10G products. Our optical products sold for longer-distance applications typically have higher gross margins than our products for shorter-distance applications. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall operating income has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

If demand for optical systems, particularly for 10Gbps and above network systems, does not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of transmit and receive optical modules, components and subsystems ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. The continued uncertainties in the communications industry and the global economy make it difficult for us to anticipate sales levels. Continued uncertain demand for optical components would have a material adverse effect on our results of operations. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, the current global economic recession, an uncertain regulatory environment, reluctance from content providers to supply video and audio content because of insufficient copy protection and uncertainty regarding long-term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.

Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts, result in a loss of customers and may possibly result in product liability claims.

Our products are complex and undergo quality testing as well as formal qualification by both our customers and us. However, defects may be found from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. In addition, certain of our customer contracts require that, in addition to correcting the failure with the product, we reimburse the customer for the costs and expenses incurred by the customer in connection with an “epidemic failure” of our product. An epidemic failure with respect to a particular product generally occurs when in excess of a specified percentage of such installed products exhibit a failure of the same root cause within a certain specified time period. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations problems, litigation and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products, which incorporate a variety of components and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot make any assurance that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, to license these technologies from third parties, or to stay competitive in our markets. Any failure to respond to technological changes could significantly harm our business.

Our products are complex and may take longer to develop and qualify than anticipated and we may not recognize sales from new products until after long customer qualification periods.

We are constantly developing new products and using new technologies in these products. These products often take substantial time to develop because of their complexity, rigorous testing and qualification requirements and because customer and market requirements can change during the product development or qualification process. Such activity requires significant spending by us. Because of the long development cycle and qualification process, we may not sell any of the new products until long after such expenditures are made.

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

Numerous patents in our industry are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. For example, on March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc. (“Opnext Japan”), alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. While we believe that we have meritorious defenses to the asserted claims, there can be no assurance that this action will not result in a material recovery against, or expenses to, us.

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

We license our intellectual property to Hitachi and its wholly-owned subsidiaries without restriction. In addition, Hitachi is free to license certain of Hitachi’s intellectual property that we use in our business to any third-party, including our competitors, which could harm our business and operating results.

We were initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, we acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly-owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that we develop during a period ending in July 2011 (and October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including to compete with Opnext.

Additionally, while significant intellectual property owned by Hitachi was assigned to us when the Company was formed, Hitachi retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including our competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that is licensed to us by Hitachi is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Hitachi could harm our business and operating results.

Our failure to protect our intellectual property may significantly harm our business.

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications that we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Pursuing infringers of our intellectual property rights can be costly.

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased sales. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our intellectual property is difficult especially after our employees or those of our third-party contract manufacturers end their employment or engagement. We may have employees leave us and go to work for competitors. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The resulting costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

In addition, from time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property, and we review the merits of each letter. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third-party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes or enter into licensing arrangement with third parties, which may be costly or impractical, particularly in the event we are subject to a contractual commitment to continue supplying impacted products to our customers. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material decrease in sales.

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

We are exposed to foreign currency exchange risks. Foreign currency fluctuations may affect our sales and our costs and expenses and significantly affect our operating results. Portions of our sales are denominated in currencies other than the U.S. dollar, principally the Japanese yen and the euro. In addition, a substantial portion of our cost of sales is denominated in Japanese yen and portions of our operating expenses are denominated in Japanese yen and euros. As a result, we bear the risk that fluctuations in the exchange rates of these currencies in relation to the U.S. dollar could decrease our total sales, increase our costs and expenses and therefore have a negative effect on future operating results.

If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel, including the members of our senior management team and key technical personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical personnel is extremely intense and we continue to experience difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain qualified personnel at compensation levels consistent with our existing compensation and salary structure. On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses in response to current economic conditions, including, but not limited to, a ten percent reduction in executive salaries for a period of not less than six months and a five percent reduction in the salaries for other employees. There can be no assurance that such measures will not adversely impact our ability to attract and retain key personnel. In addition, some of the companies with which we compete for hiring experienced employees have greater resources than we have. Further, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock could adversely affect our ability to attract or retain technical personnel.

The anticipated benefits of the merger with StrataLight may not be realized fully, or realized at all, or may take longer to realize than expected.

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

The integration of StrataLight will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from our day-to-day business. The diversion of management’s attention and any difficulties associated with integrating StrataLight into Opnext could have a material adverse effect on our operating results and the value of our shares, and could result in our not achieving the anticipated benefits of the merger. Even if we are able to integrate StrataLight’s business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Failure to do so could have a material adverse effect on our business and operating results.

We may not achieve strategic objectives, anticipated synergies and cost savings and other potential benefits of the merger with StrataLight.

We expect to realize strategic and other financial and operating benefits as a result of the merger, including, among other things, certain cost and sale synergies. However, we cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent us from realizing these benefits:

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

Failure to achieve the strategic objectives of the merger could have a material adverse effect on our sales, levels of expenses and operating results and could result in our not achieving the anticipated potential benefits of the merger and could cause dilution for our earnings per share or decrease the expected accretive effect of the merger. In addition, we cannot assure you that our future growth rate will equal the historical growth rate, in particular in light of the current economic environment.

Potential future acquisitions may not generate the results expected, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we may pursue acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. For example, on January 9, 2009, we completed the merger with StrataLight. If we fail to manage our future growth effectively, in particular during periods of industry uncertainty, our business could suffer. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the manufacturing, operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we actually realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or for our existing operations;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity-based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition candidates.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We recorded a goodwill impairment charge of $62.0 million for the quarter ended March 31, 2009 in connection with the merger with StrataLight, which represented the full amount of goodwill recorded in connection with such merger. If we fail to properly evaluate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Our customers may reduce capital expenditures and have difficulty satisfying liquidity needs because of the continued turbulence in the U.S. and global economies, resulting in reduced sales of our products and harming our financial condition and results of operations.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to market volatility of unprecedented levels.

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

Our product expertise is based on our research ability developed within our Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to our business success and strategy is fundamental laser research. We rely on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to our current and future business. Our research and development agreement with Hitachi and Opnext Japan’s research and development agreement with Hitachi will both expire on February 20, 2012. Should access to Hitachi’s research laboratories be unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our results could be materially adversely affected.

Hitachi, Marubeni and Clarity could collectively control the outcome of shareholder actions in our company.

As of June 1, 2009 Hitachi held a 32.2%, Marubeni Corporation and Marubeni America Corporation (collectively, “Marubeni”) held a 8.5% and Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) held a 7.4% equity interest in our company, respectively. In addition, Hitachi and Clarity Management, L.P. each hold options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, which are fully vested. Their equity shareholdings give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi, Marubeni and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in our company, and may be unable or unwilling to participate in future financings of our company and thereby materially harm our business and prospects.

We may have conflicts of interest with Hitachi and, because of Hitachi’s significant ownership interest in our company, may not be able to resolve such interests on favorable terms for us. For example, Hitachi has another majority-owned subsidiary, Hitachi Cable, Ltd., that directly competes with us in certain 10Gbps 300 pin and LX4 applications and certain SFP applications. These product categories accounted for less than 15% of our sales for the fiscal year ended March 31, 2009.

Business disruptions resulting from international uncertainties could negatively impact our profitability.

We derive, and expect to continue to derive, a significant portion of our sales from international sales in various markets. Our international sales and operations are subject to a number of material risks, including, but not limited to:

•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead;

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	domestic and international economic or political changes, hostilities and other disruptions in regions where we currently operate or may operate in the future;

•	limitations on travel engendered by the outbreak of diseases, such as the avian bird influenza and the swine influenza, and any other widespread public health problems; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

The risks provided above impact our business in the countries in which we operate including Japan and Europe, which constitute a significant portion of our international operations. For example, the European Union enforced a mandatory requirement through a directive concerning the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis to comply with the European directive, and may do so again in the future. Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations.

Our business and future operating results may be adversely affected by events outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, particularly possible earthquakes which may affect our factories or facilities in Japan or California or the facilities of our contract manufacturers or critical vendors. Other possible disruptions include: fire, volcanic activity, flood, power loss, telecommunications failures, political instability, military conflict and uncertainties arising from terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. In the event of an economic downturn, we may not be able to reduce costs fast enough and, specifically, we may be hampered in eliminating employees in foreign jurisdictions because of foreign labor regulations.

Environmental laws and regulations may subject us to significant costs and liabilities.

Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state and foreign laws and regulations relating to the protection of the environment, including those governing the use of hazardous substances, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. For example, the European Union enforced a mandatory requirement through a directive concerning the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis to comply with the European directive, and may do so again in the future. A rework or repair expense may be incurred if non-qualifying products are shipped in non-compliance with such directives. These costs may exceed compensation from parts suppliers, and could have an adverse effect on our business and operating results overall. In the future, we could incur substantial costs, including cleanup costs, as a result of violations of or liabilities under environmental laws.

We have recently been the target of securities class action complaints and are at risk of future securities class action litigation. The pending claims or any additional litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against us and certain of our directors and officers, alleging, inter alia, that the registration statement and prospectus issued in connection with our initial public offering on February 14, 2007 contained material misrepresentations in violation of federal securities laws. On March 7 and 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants our company, certain of our present and former directors and officers (the “Individual Defendants”), our independent auditor and the underwriters.

Motions were filed by several of our present and former shareholders seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) ) and, on July 30, 2008, the Consolidated Complaint was filed. The defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. On November 6, 2008, Opnext’s independent auditor was voluntarily dismissed from the action by plaintiff without prejudice. The court has stayed all proceedings in this matter, including discovery, as Opnext, the Individual Defendants, and plaintiff continue to engage in settlement discussions. If settlement discussions are unsuccessful, Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of the Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing our financial statements for the quarter ended December 31, 2007, errors occurred in the valuation of inventory consigned to one of our contract manufacturers and that, as a result, our inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007, and our inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, we restated our audited financial statements for the years ended March 31, 2007 and 2006, and filed an Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as an Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended June 30, 2007 and September 30, 2007. These restatements caused our management to conclude that we had a material weakness in our internal control over financial reporting because the controls did not identify the errors on a timely basis. During the three-month period ended March 31, 2008, our management implemented processes and procedures that it believes remediated this weakness. As a result, our management concluded that our internal control over financial reporting was operating effectively as of March 31, 2008 and for each subsequent quarterly period through the year ended March 31, 2009.

A failure to maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to further stockholder litigation and the costs associated therewith.

Prior to the closing of our merger with StrataLight, StrataLight’s independent registered public accounting firm identified material weaknesses and significant deficiencies in StrataLight’s internal control over financial reporting. The identified material weaknesses included a lack of adequate financial statement resources and the lack of an appropriate level of qualified accounting staff, which resulted in a failure to adequately maintain books and records relating to non-recurring engineering arrangements and incorrect accounting for complex or unusual transactions. StrataLight also had a material weakness with respect to inconsistency in the effectiveness of the review over the inputs and analysis of warranty reserve, labor and overhead capitalization and inventory valuation. These material weaknesses were identified by StrataLight’s independent registered public accounting firm in connection with the audit of its financial statements for the year ended December 31, 2007, along with other matters involving its internal controls that constituted significant deficiencies and control deficiencies.

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

Our financial results may vary significantly from quarter-to-quarter as the result of a number of factors, which may lead to volatility in our stock price.

Our quarterly sales and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations are attributable to numerous factors, including:

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

These events are difficult to forecast, and these, as well as other events, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature because of our internal manufacturing, research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a sales shortfall could magnify the adverse impact of such sales shortfall on our results of operations. For example, for the quarters ended March 31, 2009 and December 31, 2008, we incurred net losses of $118.8 million and $14.5 million, respectively. In part in response to such losses, on April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximate ten percent reduction in our global workforce and elimination of cash bonuses for the year ended March 31, 2009; a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than 6 months. There can be no assurance, however, that these actions will result in the desired cost savings or that such cost savings, if achieved, will be sufficient to permit us to achieve profitability. Because many of the factors referenced above are beyond our control, we believe that quarter-to-quarter comparisons of our operating results may not be a reliable indication of our future performance, and you should not rely on our results or growth for any single quarter as an indication of our future performance. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.

The price of our common stock is highly volatile and may continue to fluctuate substantially which could result in substantial losses for our investors.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2007, and is likely to remain volatile in the future. For example, since the date of our initial public offering, our common stock has closed as low as $1.30 and as high as $18.71 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	our sale of common stock or other securities in the future, or sales of our common stock by our principal stockholders;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets;

•	general economic conditions; and

•	material weaknesses in internal controls.

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

Certain provisions of our organizational documents and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

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

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of March 31, 2009, we had approximately $159 million and $120 million of net operating loss (“NOL”) carryforwards available for U.S. federal and state income tax purposes, respectively, to offset our future taxable income. If we were to experience an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, or under any comparable provision of state tax law (“Section 382”), the NOL carryforward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL carryforwards and certain built-in deductions generated prior to the ownership change for U.S. federal and state income tax purposes. In general, an ownership change occurs for purposes of Section 382 when, as of any testing date, the percentage of stock of the corporation owned by the corporation’s 5% stockholders has increased by more than 50 percentage points in the aggregate over the lowest aggregate percentage of stock owned by the 5% stockholders at any time during the testing period (generally, the three-year period preceding the testing date). For these purposes, a 5% stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public groups,” which are also treated as 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group). As of June 8, 2009, we have experienced a cumulative shift in ownership of our stock equal to approximately 49% (calculated in the manner prescribed by Section 382). If we were to experience an ownership change for Section 382 purposes, our ability to use our NOL carryforwards and certain built-in deductions to offset future taxable income for U.S. federal and state income tax purposes may be significantly limited, which could adversely affect our liquidity, earnings per share and the trading price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties

We currently lease space in the United States, Japan, Germany, Canada and China.

We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date

United States
Eatontown, New Jersey	26,285	Administration, Sales, Marketing	August 23, 2011
Fremont, California	30,574	Sales, Manufacturing, Research and Development	November 30, 2013
Los Gatos, California Building 1	33,290	Administration, Manufacturing, Research and Development	June 22, 2011
Los Gatos, California Building 2	17,473 (of which 6,700 is subleased to a third party)	Administration, Marketing, Research and Development	September 30, 2009 (sublease end date September 30, 2009)
Tulsa, Oklahoma	3513	Research and Development	November 30, 2010
International
Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2010 (unlimited automatic 2-year extensions unless notice given by either party)
Komoro, Japan	34,542 (3,209 square meters)	Manufacturing, Research and Development	March 31, 2011 (automatic 5-year extensions unless notice given by either party)
Munich, Germany	2,992 (278 square meters)	Sales	October 31, 2011
Ottawa, Canada	4,487 (417 square meters)	Research and Development	June 30, 2009
Shanghai, China	1,356 (126 square meters)	Sales	November 15, 2010
Totsuka, Japan	115,852 (10,763 square meters)	Manufacturing, Research and Development	September 30, 2011 (automatic 1-year extensions unless notice given by either party)

Item 3.	Legal Proceedings.

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against us and certain of our directors and officers, alleging, inter alia, that the registration statement and prospectus issued in connection with our initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named us as defendants, as well as the Individual Defendants, our independent auditor, and the underwriters.

Motions were filed by several of our present and former shareholders seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, the Consolidated Complaint was filed. The defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff, without prejudice. The court has stayed all proceedings in this matter, including discovery, as Opnext, the Individual Defendants, and plaintiff continue to engage in settlement discussions. If settlement discussions are unsuccessful, Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.

On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 14, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. We intend to defend ourselves vigorously in this litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at the Company’s annual meeting of stockholders held on January 6, 2009:

Proposal 1: To consider and vote on a proposal to approve the issuance of 26,545,455 shares of Opnext common stock pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 9, 2008, by and among Opnext, StrataLight, Omega Merger Sub 1, Inc., a wholly owned, direct subsidiary of Opnext (“Merger Sub 1”), Omega Merger Sub 2, Inc., a wholly owned, direct subsidiary of Opnext (“Merger Sub 2”), and Mark J. DeNino, as the representative of the selling stockholders of StrataLight, pursuant to which Merger Sub 1 will merge with and into StrataLight, with StrataLight as the surviving corporation, and StrataLight will immediately thereafter merge with and into Merger Sub 2, with Merger Sub 2 as the surviving corporation:

FOR	AGAINST	ABSTAIN

47,538,897	324,958	17,322

Proposal 2: To elect Mr. Philip Otto, an independent director, to the Opnext board of directors as a Class II director for a three-year term of office expiring at the 2011 annual meeting of stockholders in accordance with the Merger Agreement, elect Mr. Charles Abbe, an independent director, to the Opnext board of directors as a Class I director for a two-year term of office expiring at the 2010 annual meeting of stockholders in accordance with the Merger Agreement and re-elect Dr. David Lee and Dr. Naoya Takahashi to the Opnext board of directors as Class II directors for a three-year term of office expiring at the 2011 annual meeting of stockholders:

	FOR	WITHHELD

Mr. Philip Otto	52,681,466	566,065
Mr. Charles Abbe	52,689,509	558,022
Dr. David Lee	52,546,992	700,539
Dr. Naoya Takahashi	52,702,683	544,848

Proposal 3: To consider and vote on a proposal to approve the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Second Amended and Restated Stock Incentive Plan”), which includes an increase in the aggregate number of shares reserved for issuance thereunder, from 9,400,000 shares to 19,000,000 shares:

FOR	AGAINST	ABSTAIN

42,657,375	5,264,066	4,736

Proposal 4: To approve an award to Opnext’s Chief Executive Officer Harry L. Bosco of a stock option to purchase 600,000 shares of Opnext common stock under the Second Amended and Restated Stock Incentive Plan, or, if the Second Amended and Restated Stock Incentive Plan is not approved at the annual meeting, under the Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended from time to time:

FOR	AGAINST	ABSTAIN

46,108,896	1,815,281	2,000

Proposal 5: To ratify the selection of Ernst & Young as Opnext’s independent registered public accounting firm:

FOR	AGAINST	ABSTAIN

53,082,053	158,273	7,205

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the Nasdaq Market under the symbol “OPXT.” The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated:

	High	Low

Fiscal 2009 Quarter:
January 1, 2009 to March 31, 2009	2.53	1.42
October 1, 2008 to December 31, 2008	4.09	1.30
July 1, 2008 to September 30, 2008	6.45	4.30
April 1, 2008 to June 30, 2008	7.00	4.84
Fiscal 2008 Quarter:
January 1, 2008 to March 31, 2008	8.70	4.16
October 1, 2007 to December 31, 2007	14.81	6.96
July 1, 2007 to September 30, 2007	15.42	10.39
April 1, 2007 to June 30, 2007	14.85	10.51

The approximate number of stockholders of record as of June 3, 2009 was 347.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 15, 2007 and March 31, 2009, with the cumulative total return of (i) the Nasdaq Telecommunications Index, (ii) the Nasdaq Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on February 15, 2007 in each of our common stock, the Nasdaq Telecommunications Index, the Nasdaq Composite Index and the Amex Networking Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sale price on February 15, 2007 of $17.40 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.

Prior to February 15, 2007, there was no public market for our securities and, as a result, data for the period preceding February 15, 2007 is not presented on the graph below.

	2/15/2007	3/31/2007	3/31/2008	3/31/2009
Opnext, Inc.	100.00	85.00	31.32	9.83
Nasdaq Telecommunications Index	100.00	96.50	92.87	61.31
Nasdaq Composite Index	100.00	96.98	91.27	61.21
Amex Networking Index	100.00	95.74	84.07	52.82

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our board of directors might deem relevant.

Stock-Based Incentive Plan Information

The following table summarizes our stock-based incentive plans as of March 31, 2009 that were approved or not approved by our stockholders (in thousands, except per share data):

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock-based incentive plans approved by our stockholders	9,029	$8.17	582	$15.00

Stock-based incentive plans not approved by our stockholders	—	$—	—	$—

Repurchases of Equity

On January 10, 2008, our board of directors approved the repurchase up to an aggregate of $20.0 million of our common stock over a 24-month period commencing on such date. We may purchase Opnext common stock on the open market or in privately negotiated transactions from time-to-time based upon market and business conditions. Any repurchases will be made using our available working capital. As of June 6, 2009, no purchases had been made pursuant to this program.

During the years ended March 31, 2009 and 2008, we repurchased 30,571 and 20,937 shares, respectively, of our common stock for a weighted average of $2.07 and $4.50 per share, respectively, in connection with the payment of the tax liability incident to the vesting of certain restricted common shares held by certain of our executives.

Item 6.	Selected Financial Data.

The following consolidated balance sheet data as of March 31, 2009 and 2008 and the consolidated statements of operations data for the fiscal years ended March 31, 2009, 2008 and 2007 have been derived from our audited financial statements and related notes which are included elsewhere in this annual report. The consolidated balance sheet data as of March 31, 2007, 2006 and 2005 and the statement of operations data for the fiscal years ended March 31, 2006 and 2005 have been derived from our audited financial statements and related notes that do not appear in this annual report. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The historical results are not necessarily indicative of the results to be expected for any future period.

Historical Financial Data

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Consolidated statements of operations data:
Sales	$318,555	$283,498	$222,859	$151,691	$138,432
Cost of sales	242,782	187,123	148,753	120,320	107,694
Amortization of acquired developed technology	1,321	—	—	—	—

Gross margin	74,452	96,375	74,106	31,371	30,738
	23.4%	34.0%	33.3%	20.7%	22.2%
Research and development expenses	54,043	38,324	35,615	33,669	33,251
Selling, general, and administrative expenses	63,483	48,291	40,231	33,116	33,629
Impairment of goodwill	67,681	—	—	—	—
Acquired in-process research and development expense	15,700	—	—	—	—
Amortization of purchased intangibles	5,540	—	—	—	—
Loss on disposal of property and equipment	122	502	311	1,065	50
Other operating expenses	—	—	—	399	17

Operating (loss) income	(132,117)	9,258	(2,051)	(36,878)	(36,209)
Interest income, net	2,748	8,534	3,298	4,102	2,138
Other (expense) income	(187)	(744)	(551)	1,561	52

(Loss) income before income taxes	(129,556)	17,048	696	(31,215)	(34,019)
Income tax (expense) benefit	(16)	—	—	(278)	1,275

Net (loss) income	$(129,572)	$17,048	$696	$(31,493)	$(32,744)

Net (loss) income per share:
Basic	$(1.86)	$0.26	$0.01	$(0.61)	$(0.63)
Diluted	(1.86)	0.26	0.01	(0.61)	(0.63)
Weighted average number of shares:
Basic	69,775	64,598	53,432	51,945	51,873
Diluted	69,775	64,633	53,486	51,945	51,873

	March 31,
	2009	2008	2007	2006	2005
	(in thousands)

Consolidated balance sheet data:
Total assets	$449,764	$432,459	$367,849	$215,969	$291,912
Long-term liabilities	26,050	22,192	17,271	7,716	2,245
Total shareholders’ equity	320,537	323,078	290,657	118,652	148,176

Selected Quarterly Financial Information (Unaudited)

The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended March 31, 2009 and 2008. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2008	2008	2008
	(in thousands, except per share data)

Sales	$83,626	$70,533	$80,159	$84,237
Gross margin	7,288	15,582	24,451	27,131
Net (loss) income(1)	(118,831)	(14,538)	1,188	2,609
Net (loss) income per share:
Basic	$(1.39)	$(0.23)	$0.02	$0.04
Diluted	(1.39)	(0.23)	0.02	0.04
Weighted average shares outstanding:
Basic	85,527	64,612	64,620	64,623
Diluted	85,527	64,612	64,769	64,666

(1)	Net loss for the three months ended March 31, 2009 includes $62.0 million of goodwill impairment expense, $15.7 million of in-process research and development expense, $11.0 million of StrataLight Employee Liquidity Bonus Plan expense, $6.9 million of amortization of purchased intangibles expense, $1.8 million attributable to purchase price accounting adjustments for inventory sold during the period, $1.5 million of stock-based compensation expense, $1.1 million of restructuring cost, $0.5 million of integration cost and $0.1 million of litigation expense.

Net loss for the three months ended December 31, 2008 included $5.7 million of goodwill impairment expense, $1.6 million of stock-based compensation expense, $0.3 million of litigation expense and $0.2 million of business acquisition cost.

Net income for the three months ended September 30, 2008 included $1.5 million of stock-based compensation expense and $0.7 million of litigation expense.

Net income for the three months ended June 30, 2008 included $1.1 million of stock-based compensation expense.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2007	2007	2007
	(in thousands, except per share data)

Sales	$72,684	$66,408	$76,579	$67,827
Gross margin	23,899	21,755	26,948	23,773
Net income(1)	950	4,255	5,843	6,000
Net income per share:
Basic	$0.01	$0.07	$0.09	$0.09
Diluted	0.01	0.07	0.09	0.09
Weighted average shares outstanding:
Basic	64,640	64,627	64,576	64,550
Diluted	64,669	64,670	64,627	64,603

(1)	Net income for the three months ended March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 included $1.0 million, $1.3 million, $1.0 million and $0.1 million, respectively, of stock-based compensation expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this annual report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “— Factors That May Influence Future Results of Operations” and “— Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We were incorporated as a wholly-owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority-owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003 we acquired Pine Photonics Communication Inc., or Pine, and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”) which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the U.S., Europe, Japan and China, which are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the U.S. and Japan. In addition, we use contract manufacturing partners that are located in China, Japan, the Philippines, Taiwan, Thailand, Mexico and the U.S. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

Acquisition of StrataLight

On January 9, 2009, we completed our acquisition of StrataLight. The aggregate consideration consisted of 26,545,455 shares of common stock and $47.9 million in cash, including the impact of net purchase price adjustments pursuant to the merger agreement. For the year ended March 31, 2009, StrataLight’s operations contributed sales of $37.8 million, and favorably impacted our gross margin percentage as sales of StrataLight products generally have higher relative margins. We also experienced incremental increases of research and development and selling, general and administrative expenses related to the StrataLight operations. In connection with the acquisition of StrataLight, we expensed $15.7 million of in-process research and development costs, and following the completion of the acquisition, we recognized goodwill impairment charges of $62.0 million.

Sales

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 94.1%, 93.3% and 91.2% of our total sales during each of the years ended March 31, 2009, 2008 and 2007, respectively. Also during each of the years ended March 31, 2009, 2008 and 2007, sales of our communications products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 74.7%, 82.9% and 87.6% of total sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the year ended March 31, 2009, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Alcatel Lucent, accounted for 48.2% of our consolidated sales. NSN and Cisco each represented greater than 10% of StrataLight’s sales for the year ended March 31, 2009. For the quarter ended March 31, 2009, sales to Alcatel-Lucent, Cisco and NSN represented 68.5% of our total sales. Although we continue to attempt to expand our customer base, we anticipate that these customers will continue to represent a significant percentage of our total sales.

During the years ended March 31, 2009, 2008 and 2007, sales attributed to North America represented 49.8%, 58.7% and 55.2% of total sales, sales attributed to Europe represented 27.0%, 22.8% and 26.1% of total sales, sales attributed to Japan represented 13.5%, 12.4% and 13.6% of total sales, and sales attributed to Asia Pacific (excluding Japan) represented 9.7%, 6.1% and 5.1% of total sales, respectively.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials including components that are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners or procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers, or in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2009, 2008 and 2007 were 60.5%, 81.6% and 80.0%, respectively. The percentage decline during the year ended March 31, 2009 was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from the StrataLight operations, which were denominated in U.S. dollars.

Our gross margins vary among our product lines and are generally higher on our 40Gbps and longer distance 10Gbps products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and fluctuations in foreign currency exchange rates. The percentage decline in our gross margin as a percent of sales during the year ended March 31, 2009 was primarily attributable to reduced average selling prices of most products, higher charges for excess and obsolete inventory, higher per unit costs associated with lower sales volumes and the negative effects of fluctuations in foreign currency exchange rates net of hedging programs, partially offset by lower material and outsourcing costs per unit, improved product mix and higher relative margin contribution from sales of StrataLight products.

Research and Development Expense

Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $5.8 million, $5.0 million and $4.2 million in connection with these agreements during the years ended March 31, 2009, 2008 and 2007, respectively. In addition, our research and development expenses primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services. During the year ended March 31, 2009, we experienced an increase in research and development costs attributable to StrataLight operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. During the year ended March 31, 2009, we experienced an increase in costs as a result of the StrataLight acquisition, restructuring activities and the legal expenses associated with defending against class action litigation. During the year ended March 31, 2008, we experienced an increase in costs as a result of becoming a publicly traded company, including, but not limited to, the costs of compliance with the Sarbanes-Oxley Act of 2002.

Impairment of Goodwill

As a result of the significant deterioration in the macroeconomic environment and the significant decrease in our market capitalization, for the year ended March 31, 2009, we recorded aggregate write-downs of goodwill of $67.8 million attributable to the previously completed acquisitions of StrataLight and Pine.

Inventory

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of March 31, 2009 and 2008, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $7.7 million and $8.4 million, respectively.

Factors That May Influence Future Results of Operations

Global Economic Conditions

The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy.

Cost Reduction Actions

During our quarter ended March 31, 2009, we continued to see deteriorating demand from our customers, in part due to their efforts to manage inventory levels in this difficult economic environment. Accordingly, on April 1, 2009 we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to:

an approximate ten percent reduction in our global workforce and elimination of cash bonuses for the year ended March 31, 2009; a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. When fully implemented by March 31, 2010, these actions we have taken to reduce our cost structure and operating expenses, together with synergies associated with the StrataLight acquisition, are expected to contribute total annualized savings of approximately $25 million. The majority of the actions will be implemented by June 30, 2009.

Sales

Our sales are affected by capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications. We have experienced decreasing price trends, primarily as a result industry over-capacity, increased competition and the introduction of next generation products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period.

We anticipate that in the future sales attributable to Europe will represent a greater percentage of our total sales as a result of increased sales to NSN. Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations, and could be affected materially.

Cost of Sales

As discussed above, our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2009, 2008 and 2007 were 60.5%, 81.6% and 80.0%, respectively. The percentage decline during the year ended March 31, 2009 was primarily attributable to our acquisition of StrataLight, as well as the fact that we procured more raw materials in U.S. dollars. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars and as we realize the full-year effect of the StrataLight acquisition.

Research and Development Expense

We expect that our research and development costs will increase in the year ending March 31, 2010 as a result of the full-year contribution of StrataLight operations, and in the future will vary with our efforts to meet the anticipated market demand for our new and planned future products and to support enhancements to our existing products.

Selling, General and Administrative Expense

We expect that our selling, general and administrative costs will increase in the year ending March 31, 2010 as a result of the StrataLight acquisition and in the future will fluctuate with sales volume. Our selling, general and administrative expense will also be impacted by the continuing costs associated with pending litigation.

Significant Accounting Policies and Estimates

Revenue Recognition, Warranties and Allowances

Revenue is derived principally from the sales of our products. We recognize revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met. Specifically, we recognize revenue when persuasive evidence of an arrangement exists (usually in the form of a purchase order), delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured based on the creditworthiness of the customer and certainty of customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

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

Inventory Valuation

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a twelve-month rolling forecast based on factors including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by us but part of VMI programs and held at customer locations. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory write-downs. If demand is higher than expected, inventories that had previously been written down may be sold at prices in excess of the written-down value.

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

As of March 31, 2009, the Company has U.S. federal, state and foreign net operating loss carryforwards of approximately $159,000, $120,000 and $358,000, respectively, to offset future taxable income. The U.S. federal and state net operating loss carryforwards each include approximately $67,000 of pre-acquisition losses that are subject to certain annual limitations under Section 382 of the Internal Revenue Code and comparable provisions of state tax law. The U.S. federal, state and foreign net operating loss carryforwards will expire between 2019 and 2029, 2010 and 2029 and 2010 and 2016, respectively. During the year ending March 31, 2010, U.S. state and foreign net operating loss carryforwards of approximately $6,100 and $95,000, respectively, will expire if unused.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2009 and 2008, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.

Impairment of Long-Lived Assets

Impairment of long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Our evaluations for the years ended March 31, 2009, 2008 and 2007 indicated that there were no impairments.

Goodwill and Business Combinations

Goodwill represents the excess of purchase price over the fair value of net assets acquired. We account for acquisitions in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then the goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

Based upon the impairment analyses performed during the year ended March 31, 2009, we recorded aggregate write-downs of goodwill of $67.8 million attributable to the previously completed acquisitions of StrataLight and Pine. Goodwill was $0, $5.7 million and $5.7 million at March 31, 2009, 2008 and 2007, respectively.

Stock-Based Incentive Plans

SFAS No. 123(R), Share-Based Payment requires all equity-based payments, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair value. We adopted SFAS No. 123(R) on April 1, 2006, using the modified prospective method. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under Statement No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 are accounted for under the provisions of Statement No. 123(R). Compensation expense for all employee stock-based plans was $5.6 million, $3.3 million and $3.6 million for the years ended March 31, 2009, 2008 and 2007, respectively.

In connection with the adoption of SFAS No. 123(R), we estimate the fair value of our share-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s Staff Accounting Bulletin 107 simplified method. Our expected term assumption for awards issued during the years ended March 31, 2009, 2008 and 2007 was 4.9 years, 6.25 years and 6.25 years, respectively. As additional evidence develops from our option activity, the expected term assumption may be refined to capture more relevant trends.

•	Through December 31, 2007, the future volatility of our stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics to ours. Use of comparable companies was necessary during this period since we did not possess a sufficient stock price history. Subsequent to December 31, 2007, we estimated volatility based on our historical stock prices. The expected volatility assumption for awards issued during the years ended March 31, 2009, 2008 and 2007 was 83.5%, 88.1% and 99.3%, respectively.

•	A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2009, 2008 and 2007 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•	We have based our risk-free interest rate assumption for awards issued during the years ended March 31, 2009, 2008 and 2007 on the implied weighted-average yields of 2.3%, 4.5% and 4.8%, respectively, available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Forfeiture rates for awards issued during the years ended March 31, 2009, 2008, and 2007 have been estimated based on our actual historical forfeiture trends of approximately 10% over their expected terms.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessment of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, purchased tangible and intangible assets and liabilities in business combinations, and estimated useful lives for depreciation and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

Results of Operations for the Years Ended March 31, 2009, 2008 and 2007

The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Year Ended March 31,			Year Ended March 31,
	2009	2008	2007	2009	2008	2007
	(in thousands)			(as percentage of sales)

Sales	$318,555	$283,498	$222,859	100.0%	100.0%	100.0%
Cost of sales	242,782	187,123	148,753	76.2%	66.0%	66.7%
Amortization of acquired developed technology	1,321	—	—	0.4%	—	—

Gross margin	74,452	96,375	74,106	23.4%	34.0%	33.3%
Research and development expenses	54,043	38,324	35,615	17.0%	13.5%	16.0%
Selling, general and administrative expenses	63,483	48,291	40,231	19.9%	17.0%	18.1%
Impairment of goodwill	67,681	—	—	21.3%	—	—
Acquired in-process research and development	15,700	—	—	4.9%	—	—
Amortization of purchased intangibles	5,540	—	—	1.7%	—	—
Loss on disposal of property and equipment	122	502	311	0.0%	0.2%	0.1%

Operating (loss) income	(132,117)	9,258	(2,051)	(41.5)%	3.3%	(0.9)%
Interest income, net	2,748	8,534	3,298	0.9%	3.0%	1.5%
Other expense, net	(187)	(744)	(551)	(0.1)%	(0.3)%	(0.2)%

(Loss) income before income taxes	(129,556)	17,048	696	(40.7)%	6.0%	0.3%
Income tax expense	(16)	—	—	(0.0)%	—	—

Net (loss) income	$(129,572)	$17,048	$696	(40.7)%	6.0%	0.3%

Comparison of the Years Ended March 31, 2009 and 2008

Sales.  Total sales increased $35.1 million, or 12.4%, to $318.6 million in the year ended March 31, 2009 from $283.5 million in the year ended March 31, 2008, primarily as a result of $37.8 million of sales of StrataLight products, higher sales volumes of communication products and a $6.3 million increase from fluctuations in foreign currency exchange rates, net of the impact of decreases in average selling prices. For the year ended March 31, 2009, sales of our 10Gbps and lower products increased $3.0 million, or 1.3%, to $238.0 million, while sales of our 40Gbps products increased $31.9 million, or 107.4%, to $61.6 million. Sales of our industrial and commercial products remained constant at $18.8 million. The increase in sales of our 10Gbps and lower products primarily resulted from increased demand for our XFP and 300 pin tunable products, partially offset by lower demand for our Xenpak and 300 pin fixed wavelength modules. Sales of our 40Gbps products increased primarily as a result of our acquisition of StrataLight.

For the years ended March 31, 2009 and 2008, two customers, Cisco and Alcatel-Lucent, together accounted for 48.2% and 60.0% of sales, respectively. No other customer accounted for more than 10% of total sales.

Gross Margin.  Gross margin decreased $21.9 million, or 22.7%, to $74.5 million in the year ended March 31, 2009 from $96.4 million in the year ended March 31, 2008, principally attributable to a $9.7 million increase in excess and obsolete inventory charges, including a $4.4 million charge to discontinue certain early generation 10Gbps multimode fibre products, and $8.5 million attributable to unfavorable foreign currency exchange fluctuations partially offset by a $1.4 million favorable impact from foreign currency exchange forward contracts. Additional costs associated with the StrataLight acquisition that were incurred during the year ended March 31, 2009 include a $1.8 million charge attributable to purchase price accounting adjustments for inventory sold during the period, $1.4 million of developed product technology amortization expense and $0.8 million of Employee Liquidity Bonus Plan expense. During the years ended March 31, 2009 and 2008, we recorded charges for excess and obsolete inventory of $10.4 million and $0.7 million, respectively.

As a percentage of sales, gross margin decreased to 23.4% for the year ended March 31, 2009 from 34.0% for the year ended March 31, 2008. The decrease primarily resulted from reduced average selling prices of most products, higher charges for excess and obsolete inventory, higher per unit costs associated with lower sales volumes and the negative effects of fluctuations in foreign currency exchange rates net of hedging programs, partially offset by lower material and outsourcing costs per unit, improved product mix and higher relative margins from sales of StrataLight products.

Research and Development Expenses.  Research and development expenses increased by $15.7 million, or 41.0%, to $54.0 million in the year ended March 31, 2009 from $38.3 million in the year ended March 31, 2008. Research and development expenses increased as a percentage of sales to 17.0% for the year ended March 31, 2009 from 13.5% for the year ended March 31, 2008. The increase in research and development expenses was primarily the result of the acquisition of StrataLight, a $4.1 million increase attributable to fluctuations in foreign currency exchange rates, higher use of outsourcing, increases in costs under our agreements with Hitachi’s Central Research Lab, higher material and employee costs, as well as $3.7 million of costs associated with the Employee Liquidity Bonus Plan resulting from our acquisition of StrataLight. Stock-based compensation expense associated with research and development employees was $0.9 million and $0.5 million during the years ended March 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $15.2 million, or 31.5%, to $63.5 million in the year ended March 31, 2009 from $48.3 million in the year ended March 31, 2008. Selling, general and administrative expenses increased as a percentage of sales to 19.9% for the year ended March 31, 2009 from 17.0% for the year ended March 31, 2008. The increase in selling, general and administrative expenses was principally attributable to the contribution of StrataLight operations, a $2.1 million unfavorable effect of foreign currency exchange fluctuations, $6.5 million of Employee Liquidity Bonus Plan costs resulting from our acquisition of StrataLight, $1.1 million of restructuring costs and $0.7 million of integration costs related to our acquisition of StrataLight. The increase in selling, general and administrative costs also was attributable to higher employee costs, higher stock-based compensation expense, defense costs associated with a class action lawsuit and higher bad debt costs associated primarily with the Nortel, Inc. bankruptcy. The stock-based compensation expense associated with selling, general and administrative employees was $4.3 million and $2.5 million during the years ended March 31, 2009 and 2008, respectively.

Impairment of Goodwill.  As part of the annual assessment of goodwill completed during the fourth quarter ended March 31, 2009, there were significant indicators to conclude that an impairment of the goodwill associated with the acquisition of StrataLight on January 9, 2009 may have occurred. This conclusion was based on the significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment from the time of the acquisition announcement on July 9, 2008 through March 31, 2009. We concluded in the impairment analysis that the carrying value of the goodwill associated with the StrataLight acquisition exceeded its fair value. As a result, we recorded an impairment charge of $62.0 million in the fourth quarter ended March 31, 2009 which represented the full amount of goodwill recorded in connection with the acquisition.

During the three-month period ended December 31, 2008, there were sufficient indicators to require an interim goodwill impairment analysis, including a significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill analysis conducted, an impairment was indicated and we recorded a $5.7 million charge, which represented the full amount of goodwill recorded in connection with the Pine acquisition.

Acquired In-process Research and Development.  We incurred $15.7 million of in-process research and development expenses for the year ended March 31, 2009 related to the StrataLight acquisition.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles related to the acquisition of StrataLight was $6.9 million for the year ended March 31, 2009. The amortization consisted of $5.3 million related to order backlog, $1.3 million related to developed product research and $0.3 million related to customer relationships.

Loss on Disposal of Property and Equipment.  Loss on disposal of property and equipment decreased $0.4 million to $0.1 million for the year ended March 31, 2009 from $0.5 million for the year ended March 31, 2008.

Interest Income, Net.  Interest income, net decreased by $5.8 million, or 67.8%, to $2.7 million for the year ended March 31, 2009 from $8.5 million in the year ended March 31, 2008. Interest income, net for the years ended March 31, 2009 and 2008 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt and capital leases of $1.0 million and $0.4 million, respectively. The decrease primarily reflects the decline in interest rates over the respective periods.

Other (Expense) Income, Net.  Other expense, net was $0.2 million and $0.7 million for the years ended March 31, 2009 and 2008, respectively, and consisted primarily of net exchange losses on foreign currency transactions.

Income Taxes  Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. During the year ended March 31, 2009, we recorded a $16,000 current income tax expense attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the year ended March 31, 2008, we did not record a tax provision in certain tax jurisdictions as the income tax benefits from our net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, we continue to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.

Comparison of the Years Ended March 31, 2008 and 2007

Sales.  Total sales increased $60.6 million, or 27.2%, to $283.5 million in the year ended March 31, 2008 from $222.9 million in the year ended March 31, 2007, including a $1.7 million increase from fluctuations in foreign currency exchange rates. During the year ended March 31, 2008, sales of our 10Gbps and above products increased $56.3 million, or 31.8%, to $233.4 million, while sales of our less than 10Gbps products increased $5.1 million, or 19.5%, to $31.3 million. Sales of our industrial and commercial products increased by $2.4 million, or 14.6%, to $18.8 million. The increase in sales of our 10Gbps and above products primarily resulted from increased demand for our 40Gbps, X2, 300 pin tunable and XFP products, partially offset by lower demand for 300 pin fixed wavelength modules. Sales of less than 10Gbps products primarily increased as a result of increased demand for SFP data products. A last-time buy arrangement for our DVD products was completed in September 2006 with Hitachi, the sole customer for our DVD products. Sales of DVD products were $0 and $3.2 million in the years ended March 31, 2008 and 2007.

For the year ended March 31, 2008, Cisco and Alcatel-Lucent accounted for 40.0% and 20.0% of total sales, respectively. For the year ended March 31, 2007, Cisco and Alcatel-Lucent accounted for 37.7% and 20.0% of total sales, respectively. No other customer accounted for more than 10% of total sales in either period.

Gross Margin.  Gross margin increased $22.3 million, or 30.1%, to $96.4 million in the year ended March 31, 2008 from $74.1 million in the year ended March 31, 2007, including a $2.0 million decrease attributable to fluctuations in foreign currency exchange rates, a $0.9 million positive effect from the change in our excess and obsolete inventory reserves and a $0.2 million decrease in stock-based compensation expense. During each of the years ended March 31, 2008 and 2007, we recorded charges for excess and obsolete inventory of $0.7 million and $1.6 million, respectively.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $8.1 million, or 20.0%, to $48.3 million in the year ended March 31, 2008 from $40.2 million in the year ended March 31, 2007, including a $0.3 million increase attributable to fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.0% for the year ended March 31, 2008 from 18.1% for the year ended March 31, 2007. Selling, general and administrative costs, excluding the amount attributable to fluctuations in foreign currency exchange rates, increased primarily as a result of the additional costs of being a public company, higher logistics and commission costs attributable to higher sales volumes and higher employee and stock-based compensation expenses, partially offset by a decrease in performance-based bonus expenses. Stock-based compensation expense was $2.5 million and $1.5 million during the years ended March 31, 2008 and 2007, respectively.

Loss on Disposal of Property and Equipment.  Loss on disposal of property and equipment increased $0.2 million to $0.5 million for the year ended March 31, 2008 from $0.3 million for the year ended March 31, 2007.

Interest Income, Net.  Interest income, net increased by $5.2 million, or 158.8%, to $8.5 million in the year ended March 31, 2008 from $3.3 million in the year ended March 31, 2007. Interest income, net for the years ended March 31, 2008 and 2007 consisted of interest earned on cash and cash equivalents partially offset by interest expense on short-term debt and capital leases of $0.4 million and $0.5 million for the years ended March 31, 2008 and 2007, respectively. The increase primarily reflects higher average cash and cash equivalent balances resulting from the proceeds of our initial public offering completed in February 2007.

Other (Expense) Income, Net.  Other expense, net was $0.7 million and $0.6 million for the years ended March 31, 2008 and 2007, respectively, and consisted primarily of net exchange losses on foreign currency transactions.

Income Taxes.  Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. During the years ended March 31, 2008 and 2007, we did not record a tax provision in certain tax jurisdictions as the income tax benefits from our net operating loss carryforwards were used to offset the related income tax. For those tax jurisdictions continuing to generate operating losses, we continue to record a valuation allowance to offset potential income tax benefits associated with these operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Liquidity and Capital Resources

At March 31, 2009 and 2008, cash and cash equivalents totaled $168.9 million and $221.7 million and the outstanding balance of the short-term loans were $20.2 and $20.1 million, respectively. During the year ended March 31, 2009, cash and cash equivalents decreased by $52.8 million to $168.9 million from $221.7 million. This decline consisted of $10.4 million of net cash used in operating activities, $28.4 million of cash used in the acquisition of StrataLight, net of cash acquired, $9.1 million of payments on capital lease obligations, $4.2 million of capital expenditures, $0.6 million from the effect of foreign exchange rates on cash and cash equivalents and $0.1 million used to repurchase restricted shares. Net cash used by operating activities reflected our net loss of $129.6 million, partially offset by the following non-cash charges: a $67.7 million impairment of goodwill, a

$15.7 million write-off of in-process research and development, depreciation and amortization of $14.4 million, amortization of purchased intangibles of $6.9 million, StrataLight Employee Liquidity Bonus Plan costs of $5.8 million and stock-based compensation expense of $5.6 million, and a decrease in working capital of $3.1 million. The decrease in working capital primarily resulted from a decrease in inventories partially offset by a decrease in accounts payable attributable to the reduction in sales volumes.

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

We believe that existing cash and cash equivalent balances and cash flows from future operations will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional external financing to fund our operations in the future and there is no assurance that we will be successful in obtaining additional financing, especially if we experience operating results below expectations. If adequate financing is not available as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Contractual Obligations

During the year ended March 31, 2009, we entered into $15.4 million of new capital lease obligations. The following table represents our contractual obligations at March 31, 2009 in millions of dollars.

		Less
		Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$32.8	$11.4	$17.2	$4.2	$—
Operating lease obligations	6.8	3.5	2.7	0.6	—
Purchase obligations	64.4	64.4	—	—	—
Short-term debt	20.2	20.2	—	—	—

Total	$124.2	$99.5	$19.9	$4.8	$—

Capital lease obligations consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not yet received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or the performance of services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to foreign currency, interest rate and commodity price risks.

To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by currency fluctuations. For the twelve months ended March 31, 2009, 2008 and 2007, 16.7%, 25.9% and 26.1% of sales were denominated in Japanese yen, respectively, and 1.0%, 0.8% and 1.1% were denominated in euros, respectively. The remaining sales were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the years ended March 31, 2009, 2008 and 2007, approximately 60.5%, 81.6% and 80.0% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan, procure more raw materials in U.S. dollars and realize the full-year effect from the StrataLight acquisition.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the years ended March 31, 2009, 2008 and 2007, approximately 41.9%, 51.3% and 49.2% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future although at a reduced level as we realize the full-year effect from the StrataLight acquisition.

As of March 31, 2009 and 2008, we had net payable positions of $1.5 million and $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange fluctuations on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At March 31, 2009, we had three foreign currency exchange contracts in place with an aggregate nominal value of $6.0 million and expiration dates of 90 days or less to hedge a portion of this future risk. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the impact of foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.

We have entered into short-term yen-denominated loans with The Sumitomo Trust Bank and The Bank of Tokyo-Mitsubishi UFJ, which are due monthly. The Sumitomo Trust Bank loan was entered into on March 28, 2008 with a balance of $20.1 million at March 31, 2008 and had a balance of $20.2 million at March 31, 2009. Interest is paid monthly at TIBOR plus a premium that ranged from 1.42% to 1.81% during the year ended March 31, 2009 and was 1.55% at March 31, 2008. The loan with The Bank of Tokyo-Mitsubishi UFJ was fully paid with proceeds from the initial public offering during the year ended March 31, 2007. Interest was paid monthly at TIBOR plus a premium, which ranged from 0.56% to 0.89% during the year ended March 31, 2007.

To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of March 31, 2009, 2008 and 2007, we had $168.9 million, $221.7 million and $199.8 million cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions. Interest income earned on these accounts was $3.7 million, $8.5 million and $3.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Item 8.	Financial Statements and Supplementary Data.

OPNEXT, INC.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of
Opnext, Inc.

We have audited the accompanying consolidated balance sheets of Opnext, Inc. (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Opnext, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 12, 2009

Opnext, Inc.

Consolidated Balance Sheets

	March 31,
	2009	2008
	(in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents, including $6,328 and $887 of restricted cash at March 31, 2009 and 2008, respectively	$168,909	$221,686
Trade receivables, net, including $3,483 and $5,811 due from related parties at March 31, 2009 and 2008, respectively	63,961	55,443
Inventories	101,610	90,297
Prepaid expenses and other current assets	3,708	3,639

Total current assets	338,188	371,065
Property, plant, and equipment, net	71,966	55,488
Purchased intangibles	39,239	—
Goodwill	—	5,698
Other assets	371	208

Total assets	$449,764	$432,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $6,052 and $8,353 due to related parties at March 31, 2009 and 2008, respectively	$38,356	$45,531
Accrued expenses	33,190	14,184
Short-term debt	20,243	20,060
Capital lease obligations	11,388	7,414

Total current liabilities	103,177	87,189
Capital lease obligations	21,402	18,843
Other long-term liabilities	4,648	3,349

Total liabilities	129,227	109,381

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,130,377, outstanding 88,656,447, net of 51,508 shares of treasury stock at March 31, 2009; issued and outstanding 64,619,913, net of 20,937 shares of treasury stock at March 31, 2008	730	552
Additional paid-in capital	708,588	583,766
Accumulated deficit	(394,632)	(265,060)
Accumulated other comprehensive income	5,851	3,820

Total shareholders’ equity	320,537	323,078

Total liabilities and shareholders’ equity	$449,764	$432,459

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Sales, including $19,470, $8,925 and $9,671 to related parties for the years ended March 31, 2009, 2008 and 2007, respectively	$318,555	$283,498	$222,859
Cost of sales	242,782	187,123	148,753
Amortization of acquired developed technology	1,321	—	—

Gross margin	74,452	96,375	74,106
Research and development expenses, including $6,077, $5,225 and $4,403 from related parties for the years ended March 31, 2009, 2008 and 2007, respectively	54,043	38,324	35,615
Selling, general and administrative expenses, including $5,493, $5,515 and $4,557 from related parties for the years ended March 31, 2009, 2008 and 2007, respectively	63,483	48,291	40,231
Impairment of goodwill	67,681	—	—
Acquired in-process research and development	15,700	—	—
Amortization of purchased intangibles	5,540	—	—
Loss on disposal of property and equipment	122	502	311

Operating (loss) income	(132,117)	9,258	(2,051)
Interest income, net	2,748	8,534	3,298
Other expense, net	(187)	(744)	(551)

(Loss) income before income taxes	(129,556)	17,048	696
Income tax expense	(16)	—	—

Net (loss) income	$(129,572)	$17,048	$696

Net (loss) income per share:
Basic	$(1.86)	$0.26	$0.01
Diluted	$(1.86)	$0.26	$0.01
Weighted average number of shares used in computing net (loss) income per share
Basic	69,775	64,598	53,432
Diluted	69,775	64,633	53,486

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended March 31, 2009, 2008 and 2007

	Class A		Class B
	Common Stock		Common Stock		Common Stock
	Number	Par	Number	Par	Number	Par
	of Shares	Value	of Shares	Value	of Shares	Value
	(in thousands, except share and per share amounts)

Balance at March 31, 2006	49,999,999	$500	1,985,457	$20	—	$—
Conversion of common stock	(49,999,999)	(500)	(1,985,457)	(20)	51,985,456	520
Stock-based compensation
Stock options exercised					27,238	—
Net proceeds from initial public offering					12,536,406	125
Net income
Foreign currency translation adjustment

Total comprehensive income

Balance at March 31, 2007	—	$—	—	$—	64,549,100	$645
Stock-based compensation, net of forfeitures					70,177
Stock options exercised					21,573	1
Amendment of stock appreciation rights
Restricted shares repurchased					(20,937)	(94)
Initial public offering costs
Net income
Unrealized gain on foreign currency forward contract
Defined benefit plan costs, net
Foreign currency translation adjustment

Total comprehensive income

Balance at March 31, 2008	—	$—	—	$—	64,619,913	$552
Stock-based compensation, net of forfeitures
Stock options exercised					3,934	—
Restricted shares forfeited					(8,333)	—
Restricted shares repurchased					(30,571)	(63)
Equity offering to StrataLight shareholders, net					22,298,161	223
StrataLight Employee Liquidity Bonus Plan					1,773,343	18
Net income
Unrealized loss on foreign currency forward contract
Defined benefit plan costs, net
Foreign currency translation adjustment

Total comprehensive income

Balance at March 31, 2009	—	$—	—	$—	88,656,447	$730

			Retained	Accumulated
		Additional	Earnings	Other
	Unearned	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Compensation	Capital	Deficit)	Income (Loss)	Equity	Income (Loss)
	(in thousands, except share and per share amounts)

Balance at March 31, 2006	$(1)	$406,124	$(282,804)	$(5,187)	$118,652
Conversion of common stock					—
Stock-based compensation	1	229			230
Stock options exercised		46			46
Net proceeds from initial public offering		170,858			170,983
Net income			696		696	$696
Foreign currency translation adjustment				50	50	50

Total comprehensive income						$746

Balance at March 31, 2007	$—	$577,257	$(282,108)	$(5,137)	$290,657
Stock-based compensation, net of forfeitures		4,160			4,160
Stock options exercised		22			23
Amendment of stock appreciation rights		2,432			2,432
Restricted shares repurchased					(94)
Initial public offering costs		(105)			(105)
Net income			17,048		17,048	$17,048
Unrealized gain on foreign currency forward contract				85	85	85
Defined benefit plan costs, net				(254)	(254)	(254)
Foreign currency translation adjustment				9,126	9,126	9,126

Total comprehensive income						$26,005

Balance at March 31, 2008	$—	$583,766	$(265,060)	$3,820	$323,078
Stock-based compensation, net of forfeitures		5,705			5,705
Stock options exercised		6			6
Restricted shares forfeited		—			—
Restricted shares repurchased		—			(63)
Equity offering to StrataLight shareholders, net		113,336			113,559
StrataLight Employee Liquidity Bonus Plan		5,775			5,793
Net income			(129,572)		(129,572)	$(129,572)
Unrealized loss on foreign currency forward contract				(145)	(145)	(145)
Defined benefit plan costs, net				65	65	65
Foreign currency translation adjustment				2,111	2,111	2,111

Total comprehensive income						$(127,541)

Balance at March 31, 2009	$—	$708,588	$(394,632)	$5,851	$320,537

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2009	2008	2007
	(in thousands)

Cash flows from operating activities
Net (loss) income	$(129,572)	$17,048	$696
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill	67,681	—	—
In-process research and development	15,700	—	—
Depreciation and amortization	14,385	10,615	10,305
Amortization of purchased intangibles	6,861	—	—
Compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	5,766	—	—
Compensation expense associated with stock option issuances	5,644	3,337	3,552
Loss on disposal of property and equipment	122	502	311
Changes in assets and liabilities, net of acquisition of business:
Trade receivables, net	(4,374)	3,134	(17,155)
Inventories	23,046	(18,741)	(17,555)
Prepaid expenses and other current assets	(454)	(452)	(1,184)
Other assets	(163)	(2)	(12)
Trade payables	(16,939)	(2,492)	15,250
Accrued expenses and other liabilities	1,871	(1,424)	1,760

Net cash (used in) provided by operating activities	(10,426)	11,525	(4,032)

Cash flows from investing activities
Capital expenditures	(4,157)	(5,071)	(3,142)
Acquisition of business, net of cash acquired	(28,425)	—	—

Net cash used in investing activities	(32,582)	(5,071)	(3,142)

Cash flows from financing activities
Short-term debt borrowings (payments), net	—	20,060	(50,892)
Payments on capital lease obligations	(9,105)	(5,452)	(2,464)
Exercise of stock options	6	23	46
Net proceeds from initial public offering	—	(105)	170,983
Restricted shares repurchased	(63)	(94)	—

Net cash (used in) provided by financing activities	(9,162)	14,432	117,673
Effect of foreign currency exchange rates on cash and cash equivalents	(607)	1,014	(71)

(Decrease) increase in cash and cash equivalents	(52,777)	21,900	110,428
Cash and cash equivalents at beginning of year	221,686	199,786	89,358

Cash and cash equivalents at end of year	$168,909	$221,686	$199,786

Supplemental cash flow information
Cash paid during the year for:
Interest	$965	$435	$531
Income taxes	—	—	—
Supplemental investing activities
Net cash paid for acquisition of StrataLight	$21,593	$—	$—
Payments for acquisition and equity registration costs	$6,832	$—	$—

Acquisition of StrataLight, net of cash acquired	$28,425	$—	$—
Non-cash financing activities
Capital lease obligations incurred	$(15,384)	$(11,825)	$(10,265)

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	Background and Basis of Presentation

Opnext, Inc. and subsidiaries (“OPI,” “Opnext” or the “Company”) is a leading designer and manufacturer of subsystems, optical modules and components which enable high-speed telecommunications and data communications networks, as well as lasers and infrared LEDs for industrial and commercial applications.

On June 4, 2003, the Company acquired 100% of the outstanding shares of Pine Photonics Communications, Inc. (“Pine”) in exchange for 1,672 shares of Opnext Class B common stock. Each share of the Company’s Class B common stock had one voting right. At March 31, 2007, 84 of the aforementioned outstanding shares were held in escrow as security for potential breach by Pine of certain terms and conditions of the acquisition agreement. These shares were released from escrow on June 4, 2007.

On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for one-third reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record on January 26, 2007. The financial statements have been retroactively adjusted for the reverse split. In addition, the reverse stock split proportionately reduced the number of issued and outstanding stock-based awards including restricted stock, stock options and stock appreciation rights. On January 26, 2007, the Company converted all Class B common stock into a single class of common stock.

In February 2007, the Company completed its initial public offering of 19,446 common shares at $15.00 per share. Net proceeds to the Company from the offering were $170,983. The offering included 12,536 newly issued shares as well as 6,667 and 243 shares previously owned by Hitachi and Clarity Opnext Holdings II, LLC, respectively.

On January 9, 2009, the Company completed its acquisition of StrataLight Communications, Inc. (“StrataLight”), a leading supplier of 40Gbs optical subsystems for use in long-haul and ultra-long-haul communication networks. The aggregate consideration consisted of approximately 26,545 shares of the Company’s common stock and $47,946 in cash, including the impact of net purchase price adjustments pursuant to the merger agreement.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements reflect the consolidated results of Opnext and all its subsidiaries. All intercompany transactions and balances between and among the Company’s businesses have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessment of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, purchased tangible and intangible assets and liabilities in business combinations and estimated useful lives for depreciation and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Revenue Recognition

Revenue is derived principally from sales of products. Revenue is recognized when the basic criteria of Staff Accounting Bulletin (“SAB”) No. 104 are met. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured based on the creditworthiness of the customer and certainty of customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the years ended March 31, 2009, 2008, and 2007 were $4,577, $5,161, and $4,497, respectively.

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

Transaction gains and losses attributable to intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) have been reported in other comprehensive income (loss). Transaction gains and losses have been included in other (expense) income, net

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

for the period in which the exchange rates change. The Company recorded transaction losses of $241, $982 and $838 for the years ended March 31, 2009, 2008 and 2007, respectively.

Derivative financial instruments utilized for hedging purposes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and in other comprehensive income (loss) for those classified as cash flow hedges.

As of March 31, 2009 and 2008, the Company had net payable positions of $1,512 and $7,104, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of ninety days or less to hedge a portion of this future risk. At both March 31, 2009 and 2008, there were three foreign currency exchange forward contracts in place with aggregate nominal values of $6,000 and $15,000, respectively, and with expiration dates of ninety days or less, to hedge a portion of this future risk. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

Net Income (Loss) per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128 Earnings Per Share and SAB No. 98. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period and dilutive potential common shares from stock-based incentive plans using the treasury stock method.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and 2008, cash and cash equivalents included $6,328 and $887, respectively, of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations. As of March 31, 2009, cash and cash equivalents included $5,395 of restricted cash to be distributed under the Employee Liquidity Bonus Plan resulting from the StrataLight acquisition no later than January 31, 2010.

Trade Receivables

The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as an assessment of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $1,022 and $335 at March 31, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a twelve-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by us but part of VMI programs and held at customer locations. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.

Certain of the Company’s more significant customers have implemented a supply chain management tool called VMI programs which require suppliers, such as the Company, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.

Property, Plant, and Equipment and Internal Use Software

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years. Estimated useful lives for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include those assets under capital lease and the associated accumulated amortization.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of long lived-assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets. Long-lived assets, such as property, plant, and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the years ended March 31, 2009, 2008 and 2007 indicated that there were no impairments.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Goodwill and Business Combinations

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then the goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded in an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

As of March 31, 2009, the Company had no goodwill, as $5,698 of goodwill resulting from the acquisition of Pine in June 2003 and $61,983 of goodwill resulting from the acquisition of StrataLight in January 2009 were deemed fully impaired during the year ended March 31, 2009. The Company’s evaluations for the years ended March 31, 2008 and 2007 indicated that there were no impairments.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.

In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157 for one year, for certain non-financial assets and non-financial liabilities, such as the annual impairment tests for goodwill and indefinite lived intangible assets. The Company elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant, and the Company does not expect the April 1, 2009 adoption of SFAS No. 157 for non-financial assets and liabilities to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed, and are based on market data obtained from sources independent of the Company. Unobservable inputs

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets are prepared on an individual asset basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar assets in active and inactive markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table summarizes the valuation of the Company’s financial instruments by the SFAS No. 157 measurement levels as of March 31, 2009:

		Quoted Market		Significant
	Value as of	Prices in Active	Significant Other	Unobservable
	March 31,	Markets	Observable Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification

Assets:
Money market funds	$134,774	$134,774	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$60	$—	$60	$—	Accrued expenses

The Company’s investments in money market funds are recorded at fair value based on quoted market prices. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.

Stock-Based Incentive Plans

The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on April 1, 2006, as required for all stock-based incentive plans, using the modified prospective method. This method requires compensation cost for the unvested portion of awards that are outstanding as of March 31, 2006 to be recognized over the remaining service period based on the grant-date fair value of those awards as previously calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after March 31, 2006 are accounted for under the provisions of Statement No. 123(R).

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, Disclosure About Fair Value of Financial Statements.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

•	The future volatility of the Company’s stock from April 1, 2007 through December 31, 2007 was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies was necessary during this period since the Company did not possess a sufficient stock price history. Since December 31, 2007, the Company has estimated volatility based on the Company’s historical stock prices.

•	A dividend yield of zero has been assumed for all issued awards based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

•	The forfeiture rate for awards was based on the Company’s actual historical forfeiture trend.

Options issued to non-employees are accounted for under the provisions of Emerging Task Force Issue (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. At March 31, 2009 and 2008, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. There were no costs associated with non-employee options during each of the years ended March 31, 2009, 2008 and 2007. The non-employee options granted to Hitachi and Clarity Partners, L.P. expire ten years from the grant date and were fully vested as of November 2004.

3.	Business Combinations

On January 9, 2009, the Company completed its acquisition of StrataLight. The acquisition expanded the Company’s portfolio of 40Gbps products and subsystems expertise. Pursuant to the agreement and plan of merger (the “Merger Agreement”), the aggregate consideration consisted of approximately 26,545 shares of the Company’s common stock and $47,946 in cash, including the impact of net purchase price adjustments to the Merger Agreement.

Pursuant to the Merger Agreement, eighty-four percent (84%) of the aggregate consideration was allocated to the former StrataLight shareholders, consisting of 22,298 shares of the Company’s common stock and $40,275 in cash. Of the total cash consideration, $37,755 was paid to the former shareholders on the closing date with the remaining $2,520 held in escrow through January 9, 2010 to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement. Also on January 9, 2009, 20,068 shares of Opnext common stock were distributed to the former shareholders with the remaining 2,230 shares being held in escrow through January 9, 2010.

Pursuant to the Merger Agreement, sixteen percent (16%) of the aggregate merger consideration was allocated in accordance with the terms of a bonus plan established for the benefit of the StrataLight employees and certain other designees (the “Employee Liquidity Bonus Plan”). Under the Employee Liquidity Bonus Plan, the awards vest and are to be distributed twenty-five percent (25%) on January 31, 2009, fifty percent (50%) on October 31, 2009 and twenty-five percent (25%) on January 31, 2010. As of January 9, 2009, a total of 4,247 shares, valued at $9,980 based on the $2.35 Opnext closing share price on January 9, 2009, and $7,671 of cash, were due to plan participants, subject to vesting requirements, of which 425 shares and $480 of cash is held in escrow to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement. On January 31, 2009, 956 shares and $1,796 were distributed to the participants. The expense related to the awards is recognized over the distribution period ending January 9, 2010. During the year ended March 31, 2009, the Company recorded $10,951 of expense related to the Employee Liquidity Bonus Plan.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

The Company has accounted for the acquisition under the purchase method and as a result has included the operating results of StrataLight in its consolidated financial results since January 9, 2009. The following table summarizes the components of the total purchase price as determined under the purchase method of accounting:

Fair Value of Opnext shares	$114,167
Cash consideration	40,275
Acquisition related transaction costs	6,224
Acquisition related employee bonus costs	27

Total purchase price	$160,693

The $114,167 fair value of the 22,298 shares distributed on the closing date was based upon the $5.12 average per share closing price of Opnext common shares for the period beginning two trading days before and ending two trading days after the July 9, 2008 signing date of the merger agreement. Acquisition related transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.

The purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed was as follows:

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$18,682
Inventories	30,400
Other current assets	6,707
Fixed assets	10,635
Other non-current assets	59
Accounts payable and accrued liabilities	(29,518)
Other non-current liabilities	(55)

Net tangible assets	36,910
Identifiable intangible assets	46,100
In process research and development	15,700
Goodwill	61,983

Total purchase price	$160,693

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of StrataLight had occurred as of April 1, 2007. Pro forma adjustments include only the effects of events directly attributable to transactions that are supportable and expected to have a continuing impact, including pro forma adjustments for amortization of acquired intangibles.

	Pro Forma Basis for Fiscal Years Ended
	2009	2008

Sales	$409,416	$378,714
Net income	(52,517)	(107,971)
Net loss per share-basic	$(0.58)	$(1.23)
Net loss per share-diluted	$(0.58)	$(1.23)

Pro forma net income for the year ended March 31, 2009 included $7,147 of purchased intangible asset amortization expense and $346 of Employee Liquidity Bonus Plan expense. Pro forma net income for the year

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

ended March 31, 2008 included a $61,983 goodwill impairment charge, $38,534 of purchase intangible asset amortization expense and $18,122 of Employee Liquidity Bonus Plan expense.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of April 1, 2007 nor is it necessarily indicative of future operating results.

4.	Restructuring Charges

On March 31, 2009, in connection with the acquisition of StrataLight, the Company recorded liabilities of $1,056 under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The accrual included severance and related benefit charges of $331 resulting from workforce reductions across the Company and facility consolidation charges of $724 for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California. These cost reduction measures rationalized the Company’s cost structure and were enabled by synergies resulting from the StrataLight acquisition. The severance actions will result in $691 of additional compensation expense to be incurred during the year ended March 31, 2010. The facility charge will be amortized over the remaining lease payments with associated interest accretion through August, 2011.

5.	Inventories

Components of inventories are summarized as follows:

	March 31,
	2009	2008

Raw materials	$61,132	$48,867
Work-in-process	10,791	11,048
Finished goods	29,687	30,382

Inventories	$101,610	$90,297

Inventories included $28,554 and $18,777 of inventory consigned to customers and contract manufacturers at March 31, 2009 and 2008, respectively.

6.  Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,
	2009	2008

Machinery, electronic, and other equipment	$224,854	$214,021
Computer software	16,815	11,943
Building improvements	5,830	5,439
Construction-in-progress	9,489	1,646

Total property, plant, and equipment	256,988	233,049
Less accumulated depreciation and amortization	(185,022)	(177,561)

Property, plant, and equipment, net	$71,966	$55,488

Property, plant and equipment included capitalized leases of $47,507 and $37,660 at March 31, 2009 and 2008, respectively, and related accumulated depreciation of $17,621 and $10,568 at March 31, 2009 and 2008, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $2,156, $1,972 and $2,109 for the years ended March 31, 2009, 2008 and 2007, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

7.	Intangible Assets and Goodwill

As a result of the StrataLight acquisition, the Company recorded $61,800 of intangible assets, including $15,700 of in-process research and development costs that were expensed in the year ended March 31, 2009. The in-process research and development costs represented incomplete StrataLight projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. The value assigned to these projects was determined by using the excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets, including working capital, fixed assets, customer relationships, and assembled workforce. The remaining acquired intangible assets included $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.

The components of the intangible assets at March 31, 2009 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed product research	$28,900	$(1,321)	$27,579
Order backlog	13,100	(5,228)	7,872
Customer relationships	4,100	(312)	3,788

Total intangible assets	$46,100	$(6,861)	$39,239

Intangible assets amortization expense was $22,561 for the fiscal year ended March 31, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2009:

Amount

Year Ended March 31,
2010	$15,019
2011	7,147
2012	6,834
2013	5,780
2014	4,459

Total	$39,239

As a result of the StrataLight acquisition, the Company recorded $61,983 of goodwill, of which none is tax-deductible. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. The Company reviews goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of the reporting unit to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

As part of the annual assessment of goodwill completed during the fourth quarter ended March 31, 2009, there were significant indicators to conclude that an impairment of the goodwill associated with the acquisition of

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

StrataLight on January 9, 2009 may have occurred. This conclusion was based on the significant decrease in the Company’s market capitalization and a significant deterioration in the macroeconomic environment from the time of the acquisition announcement on July 9, 2008 through March 31, 2009. The Company concluded in the impairment analysis that the carrying value of the goodwill associated with the StrataLight acquisition exceeded its fair value. As a result, the Company recorded an impairment charge of $61,983 in the fourth quarter ended March 31, 2009, which represented the full amount of goodwill recorded in connection with the acquisition.

During the three-month period ended December 31, 2008, there were sufficient indicators to require an interim goodwill impairment analysis, including a significant decrease in the Company’s market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill analysis conducted, an impairment was indicated and the Company recorded a $5,698 charge, which represented the full amount of goodwill recorded in connection with the Pine acquisition.

The Company had no goodwill at March 31, 2009 and $5,698 of goodwill at March 31, 2008 resulting from the Pine acquisition.

8.	Income Taxes

The following table presents the United States and foreign components of income (loss) before income taxes:

	Year Ended March 31,
	2009	2008	2007

United States	$(120,665)	$(5,873)	$(7,850)
Foreign	(8,891)	22,921	8,546

(Loss) income before income taxes	$(129,556)	$17,048	$696

The Company recorded a $16 current income tax expense during the year ended March 31, 2009. The expense was attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During each of the years ended March 31, 2008 and 2007, the Company did not record a tax provision in certain tax jurisdictions as the income tax benefits from net operating loss carryforwards were used to offset the related income tax, and for those tax jurisdictions continuing to generate operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended March 31,
	2009	2008	2007

U.S. federal statutory income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	(5.0)	(1.8)	(52.1)
Foreign earnings taxed at different rates	(0.3)	7.5	71.8
Change in valuation allowance	(1.6)	(45.0)	(270.6)
Goodwill impairment	21.2	—	—
Expired net operating loss carryforwards	15.6	—	—
Stock-based compensation	—	0.1	188.6
Other	5.1	4.2	27.3

Effective income tax rate	0.0%	0.0%	0.0%

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48 on April 1, 2007 and as of March 31, 2008 and 2009, the Company did not have any material unrecognized tax benefits. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. Upon adoption of FIN 48, Opnext did not have any accrued interest or penalties associated with any unrecognized tax benefits nor were any interest or penalties recognized during each of the years ended March 31, 2008 and 2009. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. With the exception of Japan and certain state and local jurisdictions, the income tax filings for all years since and including the year 2000 are open to examination by the respective taxing authorities. The Company’s income tax filings since and including the year 2003 are open to examination by the Japanese taxing authorities.

During the year ended March 31, 2009, the Internal Revenue Service completed an examination of the Company’s U.S. Income Tax Return for the year ended March 31, 2006. There were no adjustments proposed and the return was accepted as filed. The Company has been notified that its U.S. Income Tax Return for the year ended March 31, 2007 will be examined by the Internal Revenue Service. The State of New Jersey is currently examining the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007. As of March 31, 2009, no adjustments have been proposed.

The components of net deferred tax assets are as follows:

	March 31,
	2009	2008

Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$208,277	$186,597
Inventory and other reserves	36,029	23,142
Non-employee stock option expense to related parties	9,387	9,387
Stock based compensation	4,191	1,175
Purchased intangibles and goodwill	(15,988)	10,375
Capital leases and property, plant, and equipment	(2,605)	(2,508)
Other	(1,027)	293
Valuation allowance	(238,264)	(228,461)

Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized at March 31, 2009 and 2008, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it is more likely than not that the full tax benefit of the deferred tax assets will not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.

As of March 31, 2009, the Company has U.S. federal, state and foreign net operating loss carryforwards of approximately $159,000, $120,000 and $358,000, respectively, to offset future taxable income. The U.S. federal and state net operating loss carryforwards each include approximately $67,000 of pre-acquisition losses that are

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

subject to certain annual limitations under Section 382 of the Internal Revenue Code. The U.S. federal, state and foreign net operating loss carryforwards will expire between 2019 and 2029, 2010 and 2029 and 2010 and 2016, respectively. During the year ending March 31, 2010, U.S. state and foreign net operating loss carryforwards of approximately $6,100 and $95,000, respectively, will expire if unused.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2009, there were no undistributed earnings.

9.	Stockholders’ Equity

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

The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of March 31, 2009, no shares of preferred stock had been issued.

On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase Opnext common stock on the open market or in privately negotiated transactions from time to time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of March 31, 2009, no purchases have been made pursuant to this program.

During the years ended March 31, 2009 and 2008, the Company repurchased 31 and 21 shares of common stock at $2.07 and $4.50 per share, respectively, in connection with the payment of the tax liability incident to the vesting of certain restricted common shares held by certain executives.

In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 22,298 shares of common stock all of which were outstanding as of March 31, 2009. In addition, the Company issued 4,247 common shares in connection with the StrataLight Employee Liquidity Bonus Plan, of which 1,773 shares have vested and are outstanding as of March 31, 2009.

10.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares included 20 and 265 restricted common shares outstanding as of March 31, 2009 and 2008, respectively. Diluted net income (loss) per share includes dilutive common stock equivalents, using the treasury method, if dilutive.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2009	2008	2007

Numerator:
Net (loss) income, basic and diluted	$(129,572)	$17,048	$696

Denominator:
Weighted average shares outstanding — basic	69,775	64,598	53,432
Effect of potentially dilutive options	—	35	54

Weighted average shares outstanding — diluted	69,775	64,633	53,486

Basic net (loss) income per share	$(1.86)	$0.26	$0.01

Diluted net (loss) income per share	$(1.86)	$0.26	$0.01

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Year Ended March 31,
	2009	2008	2007

Stock options	9,029	5,548	4,387
Stock appreciation rights	543	546	664
Restricted stock units and other	133	—	—

Total	9,705	6,094	5,051

11.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of March 31, 2009 and 2008 were as follows:

	Year Ended March 31,
	2009	2008

Unrealized (loss) gain on foreign currency forward contract	(60)	85
Defined benefit plan costs, net	(189)	(254)
Foreign currency translation adjustment	6,100	3,989

Accumulated other comprehensive income	$5,851	$3,820

12.	Employee Benefits

The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of two-thirds of the first six percent an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

matching contributions to the Plan totaled $383, $388 and $337 in the years ended March 31, 2009, 2008 and 2007, respectively. No discretionary contributions were made in the years ended March 31, 2009, 2008 and 2007.

The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $784, $661 and $619 in the years ended March 31, 2009, 2008 and 2007, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis. Under the retirement allowance plan, the Company calculates annual contributions to participants’ accounts based on individual grade level and years of service

Under the defined benefit plan, the Company calculates benefits based on employee individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 31, 2009 and 2008, there were no plan assets. Net periodic benefit costs for the fiscal years ended March 31, 2009, 2008 and 2007 were as follows:

	Year Ended March 31,
	2009	2008	2007

Pension benefit:
Service cost	$831	$620	$611
Interest cost	58	33	21
Amortization of prior service cost	50	60	65

Net pension plan cost	$939	$713	$697

Weighted average assumptions used to determine net pension plan cost:
Discount rate	2.00%	2.00%	2.00%
Salary increase rate	3.1%	3.1%	3.1%
Expected residual active life	15.9 years	15.9 years	15.9 years

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

	Year Ended March 31,
	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of period	$2,942	$1,598
Service cost	831	620
Interest cost	58	33
Realized actuarial loss	28	326
Benefits paid	(67)	(59)
Foreign currency translation	36	424

Benefit obligation at end of period	$3,828	$2,942

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$57	$105
Other long-term liabilities	3,771	2,837

Net amount recognized at end of fiscal year	$3,828	$2,942

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$190	$174
Prior service cost	(379)	(428)

Accumulated other comprehensive loss at end of fiscal year	$(189)	$(254)

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

As of March 31, 2009 and 2008, the accumulated benefit obligation was $3,419 and $2,600, respectively.

The Company estimates the future benefit payments for the defined benefits plan will be as follows: $57 in 2010, $78 in 2011, $144 in 2012, $116 in 2013, $299 in 2014 and $1,933 in total over the five years 2015 through 2019.

13.	Stock-Based Incentive Plans

The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of March 31, 2009, the plans had 11,051 common shares of stock available for future grants.

Restricted Stock

Restricted stock units represent the right to receive a share of Opnext stock at a designated time in the future, provided that the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed.

The following table presents a summary of restricted stock unit activity:

		Weighted		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Exercise	Intrinsic	Vesting
	Units	Price	Value	Period
		(per share)		(in years)

Balance at March 31, 2007	—	$—
Granted	22	8.99
Forfeited	(6)	10.14
Converted	—	—

Balance at March 31, 2008	16	$9.46
Granted	126	2.16
Converted	—	—

Balance at March 31, 2009	142	$2.96	$243	0.8

During the year ended March 31, 2009, the Company issued an aggregate of 126 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service. The awards generally vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the non-forfeited awards is $268 based on a weighted average fair value of $2.16 per share as of the grant date, of which $62 was recognized in the year ended March 31, 2009.

As of March 31, 2009 and 2008, there were 20 and 266 restricted common shares outstanding, respectively. The 20 restricted common shares outstanding at March 31, 2009 will fully vest on November 1, 2009. Total compensation expense to be recognized on a straight-line basis over the remaining vesting period for these awards is $111 based on a fair value of $8.89 per share as of the November 15, 2007 grant date. No restricted common shares were awarded during the year ended March 31, 2009. Total compensation expense for restricted common shares was $1,251 and $1,542 for the years ended March 31, 2009 and 2008, respectively. Total fair value of restricted common shares that vested during the years ended March 31, 2009 and 2008 was $1,458 and $1,376, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Stock Options

Stock option awards to employees generally become exercisable with respect to one quarter or one third of the shares awarded on each one-year anniversary of the date of grant, have a ten- or five-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At March 31, 2009 and 2008, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the years ended March 31, 2009, 2008 and 2007.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table:

	2009	2008	2007

Expected term (in years)	4.90	6.25	6.25
Volatility	83.5%	88.1%	99.3%
Risk-free interest rate	2.3%	4.5%	4.8%
Dividend yield	—	—	—
Forfeiture rate	10.0%	10.0%	10.0%

Compensation expense for employee stock option awards was $4,142, $1,689 and $79 for the years ended March 31, 2009, 2008 and 2007, respectively. At March 31, 2009, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $15,247 and will be recognized over the remaining weighted average vesting period of three years. The weighted average fair value of options granted during the years ended March 31, 2009, 2008 and 2007 was $2.37, $8.37 and $8.73 per share, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)

Balance at March 31, 2006	4,437	$14.71
Granted	90	15.00
Forfeited	(29)	11.67
Exercised	(27)	1.64

Balance at March 31, 2007	4,471	$14.81
Granted	1,165	10.91
Forfeited	(217)	14.52
Exercised	(21)	0.99

Balance at March 31, 2008	5,398	$14.04
Granted	5,093	3.69
Cancelled	(38)	11.34
Forfeited	(180)	10.12
Expired	(1,240)	14.96
Exercised	(4)	3.93

Balance at March 31, 2009	9,029	$8.17	$80	6.4

Options exercisable at March 31, 2009	3,419	$13.79	$28	3.3

The following table summarizes information concerning outstanding and exercisable options at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)

$0.78 - $1.68	1,965	8.8	$1.67	223	3.0	$1.59
$1.74 - $2.73	678	9.3	2.28	9	4.2	2.73
$4.47 - $8.89	2,727	7.1	5.95	69	8.7	8.58
$11.34 - $15.00	3,659	3.7	14.40	3,118	3.0	14.81

Total	9,029			3,419

Stock Appreciation Rights (SAR) Plan

The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of March 31, 2009, the Company had 582 SARs outstanding, 543 requiring settlement in the Company’s stock with average remaining lives of 5.0 years and 39 requiring settlement in cash with average remaining lives of 5.2 years.

Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $166 and $883 for the years ended March 31, 2009 and 2008, respectively. At March 31, 2009, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of one year was approximately $96, net of estimated forfeitures.

Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in the reversal of $61 and $423 of compensation expense for the years ended March 31, 2009 and 2008, respectively, and $3,322 of compensation expense for the year ended March 31, 2007. Other long-term liabilities associated with these awards were $4 and $66 at March 31, 2009 and 2008, respectively. These awards will continue to be re-measured at each financial statement date until settlement.

A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at March 31, 2006	669	$15.00	—	$—	669	$15.00
Granted	52	15.00	—	—	52	15.00
Forfeited	(54)	15.00	—	—	(54)	15.00
Exercised	(3)	15.00	—	—	(3)	15.00

Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(22)	15.00	(7)	15.00	(29)	15.00

Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00
Forfeited	(50)	15.00	(3)	15.00	(53)	15.00

Balance at March 31, 2009	39	$15.00	543	$15.00	582	$15.00

14.	Short-Term Debt

The Company entered into a $20,060 short-term yen-denominated loan on March 28, 2008, which is due monthly unless renewed. As of March 31, 2009, the outstanding balance was $20,243. Interest is paid monthly on the loan at TIBOR plus a premium. The interest rate ranged from 1.42% to 1.81% during the fiscal year ended March 31, 2009 and was 1.55% at March 31, 2008.

The Company had short-term yen-denominated loans with a Japanese bank which were fully repaid on February 28, 2007 in the amount of $50,607. Interest was paid monthly at TIBOR plus a premium which ranged in total from 0.56% to 0.89% during the year ended March 31, 2007.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Total interest expense for the years ended March 31, 2009, 2008 and 2007 was $965, $435 and $531, respectively.

15.	Concentrations of Risk

At March 31, 2009 and 2008, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits, however, certain of the funds are covered under the temporary U.S. Treasury Money Market Guarantee Program through September 2009.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the years ended March 31, 2009, 2008 and 2007, two customers in aggregate, Cisco Systems, Inc. (“Cisco”) and Alcatel-Lucent, represented 48.2%, 60.0% and 57.7% of total sales, respectively. No other customer accounted for more than 10% of total sales in any of these periods. At March 31, 2009, Cisco, Alcatel-Lucent and Nokia Siemens Networks accounted for 50.2% of accounts receivable and at March 31, 2008, Cisco and Alcatel-Lucent accounted for 45.4% of total accounts receivable.

16.	Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $2,914, $2,581 and $2,502 for the years ended March 31, 2009, 2008 and 2007, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2009:

	Capital	Operating
	Leases	Leases

Year ending March 31:
2010	$12,328	$3,492
2011	11,516	1,835
2012	6,716	840
2013	4,092	364
2014	222	248

Total minimum lease payments	34,874	$6,779

Less amount representing interest	(2,084)

Present value of capitalized payments	32,790
Less current portion	(11,388)

Long-term portion	$21,402

As of March 31, 2009, the Company had outstanding purchase commitments of $64,407 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Year Ended March 31,
	2009	2008	2007

Beginning balance	$1,655	$610	$551
Acquisition of StrataLight	11,253	—	—
Warranty expense	3,482	1,812	592
Claims processed	(4,613)	(1,003)	(525)
Foreign currency translation and other	145	236	(8)

Ending balance	$11,922	$1,655	$610

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against the Company and certain directors and officers of the Company, alleging, inter alia, that the Company’s registration statement and prospectus issued in connection with the Company’s IPO contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the company; the Individual Defendants; the Company’s auditor; and the underwriters of the IPO.

Motions were filed by several of the Company’s present and former shareholders seeking (1) to consolidate the Bixler, Coleman, and Johnson cases; (2) to be appointed lead plaintiff; and (3) to have their counsel appointed by the Court as lead counsel for the putative class. On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, the Consolidated Complaint was filed. The defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses, on October 21, 2008. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff, without prejudice. The court has stayed all proceedings in this matter, including discovery, as Opnext, the Individual Defendants, and plaintiff continue to engage in settlement discussions. If settlement discussions are unsuccessful, Opnext intends to defend itself and the Individual Defendants vigorously in this litigation.

On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 14, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. We intend to defend ourselves vigorously in this litigation.

17.	Related-Party Transactions

OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly-owned subsidiary of Hitachi, Ltd. (“Hitachi”), a corporation organized under the laws of Japan. Opnext Japan, Inc. (“OPJ” or “Opnext Japan”) was established on September 28, 2000 and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ. On July 31, 2001, Hitachi contributed 100% of the shares of OPJ to OPI in exchange for 100% of OPI’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC together purchased a 30% interest in OPI’s capital stock.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Opto Device, Ltd. (OPD”) was established on February 8, 2002 and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged into OPJ.

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $19,470, $8,925 and $9,671 for the years ended March 31, 2009, 2008 and 2007, respectively. Purchases from Hitachi and its subsidiaries were $40,165, $44,959 and $41,638 for the years ended March 31, 2009, 2008 and 2007, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $2,822, $2,714 and $2,303 for the years ended March 31, 2009, 2008 and 2007, respectively. At March 31, 2009 and 2008, the Company had accounts receivable from Hitachi and its subsidiaries of $3,483 and $5,811, respectively. In addition, at March 31, 2009 and 2008, the Company had accounts payable to Hitachi and its subsidiaries of $6,052 and $8,353, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 16.

Opnext Japan, Inc. Related Party Agreements

In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related-party agreements were entered into:

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $2,598, $2,739 and $2,196 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $5,799, $4,983 and $4,158 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Preferred Provider and Procurement Agreements

Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast be a firm and binding commitment to purchase. The original agreements were to expire on July 31, 2007; however, such agreements were amended to provide for automatic one-year extensions each July 31 unless either party provides written notice of its intent not to renew. By mutual agreement of the parties, each of the agreements was terminated on July 31, 2008.

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

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. Specific charges for such services amounted to $1,882, $1,707 and $1,281 for the years ended March 31, 2009, 2008 and 2007, respectively. The agreement was to expire on July 31, 2007; however, such agreement was amended to provide for automatic one-year extensions each July 31 unless either party provides written notice of its intent not to renew. By mutual agreement of the parties, the agreement was terminated on July 31, 2008.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven and twelve seconded employees at March 31, 2009 and 2008, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011 and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $689, $593 and $584 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Secondment Agreements

OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There were one and two seconded employees at March 31, 2009 and 2008, respectively.

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Lease Agreement

OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $65, $60 and $65 for the years ended March 31, 2009, 2008 and 2007, respectively.

18.	Operating Segments and Geographic Information

Operating Segments

The Company operates in one business segment - optical modules and components. Optical modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications.

Geographic Information

	Year Ended March 31,
	2009	2008	2007

Sales:
North America	$158,530	$166,386	$123,026
Europe	86,019	64,501	58,183
Japan	42,996	35,194	30,222
Asia Pacific	31,010	17,417	11,428

Total	$318,555	$283,498	$222,859

Sales attributed to geographic areas are based on the bill to location of the customer.

	March 31,
	2009	2008

Assets:
North America	$304,029	$266,056
Japan	126,503	148,068
Europe	19,232	18,335

Total	$449,764	$432,459

The geographic designation of assets represents the country in which title is held.

19.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Year Ended March 31,
	2009	2008	2007

Beginning balance	$335	$491	$293
Charge (reduction) to expense	718	(175)	213
Deduction and write offs	—	(23)	(48)
Foreign currency translation and other	(31)	42	33

Ending balance	$1,022	$335	$491

Opnext, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

Tax Valuation Allowance

	Year Ended March 31,
	2009	2008	2007

Beginning balance	$228,461	$208,495	$212,782
Changes in valuation allowance	7,757	(9,519)	(4,225)
Foreign currency translation	1,361	29,485	(62)

Ending balance	$237,579	$228,461	$208,495

20.	Subsequent Events

Stock Option Grants

On May 15, 2009, the Company granted 1,000 common stock options to its President and Chief Executive Officer, Gilles Bouchard. These options were issued at a $2.30 exercise price and have a three-year vesting period and a five-year contract life. The options vest in three equal annual installments beginning on May 15, 2010. The total compensation expense to be incurred over the vesting period is approximately $1,389 and is based on the fair value of $1.39 per award, a risk-free rate of 1.45%, volatility of 88.8% and an expected term of 3.5 years. The Company does not expect this common stock option grant to materially impact net earnings (loss) per share.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Pursuant to SEC guidelines, management may omit an assessment of an acquired company’s internal control over financial reporting from its assessment of its internal control for one year from the date of acquisition or for one annual management report on internal control over financial reporting. Accordingly, we excluded StrataLight, which was acquired on January 9, 2009, from our assessment as of March 31, 2009.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected within the Company.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of their inherent limitations, internal controls over financial reporting may fail to adequately prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Opnext, Inc.

We have audited Opnext, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opnext, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of StrataLight Communications, Inc., which is included in the 2009 consolidated financial statements of Opnext, Inc. and constituted $69.0 million and $35.4 million of total and net assets, respectively, as of March 31, 2009 and $37.8 million and $0.6 million of sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Opnext, Inc. also did not include an evaluation of the internal control over financial reporting of StrataLight Communications, Inc.

In our opinion, Opnext, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opnext, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009 of Opnext, Inc. and our report dated June 12, 2009, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 12, 2009

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended March 31, 2009, other than as discussed in the preceding paragraph, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B	Other.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to directors and officers of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 11.	Executive Compensation.

Information regarding compensation of officers and directors of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters.

Information regarding ownership of Opnext common stock is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships, related transactions with Opnext, and director independence is incorporated by reference to our proxy statement for our annual stockholders meeting.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement for our annual stockholders meeting.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

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

(a)(3) Exhibits.

Exhibit Index

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.		Description of Document

10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)
10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
10	.32+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)
10	.33+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10	.34+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10	.35+	First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)
10	.36+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)
10	.37+	Amended and Restated Employment Agreement between Opnext, Inc. and Robert J. Nobile, dated December 31, 2008.(5)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.

By:	/s/ Gilles Bouchard
Gilles Bouchard, President and
Chief Executive Officer

By:	/s/ Robert J. Nobile
Robert J. Nobile, Chief Financial Officer and
Senior Vice President, Finance

Dated: June 15, 2009

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and appoints Gilles Bouchard and Robert J. Nobile as attorneys-in-fact and agents, each acting alone, with full powers of substitution to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report on Form 10-K and other documents in connection with this Annual Report with the Securities and Exchange Commission, granting to those attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Gilles Bouchard Gilles Bouchard	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Harry L. Bosco Harry L. Bosco	Director and Chairman of the Board

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Charles J. Abbe Charles J. Abbe	Director

/s/ Kendall Cowan Kendall Cowan	Director

/s/ Shinjiro Iwata Shinjiro Iwata	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Philip F. Otto Philip F. Otto	Director

/s/ William L. Smith William L. Smith	Director

Exhibit Index

Exhibit
No.		Description of Document

3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)
3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)
3.3		Specimen of stock certificate for common stock.(1)
4.1		Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)
4.2		Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)
4.3		Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)
10	.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)
10	.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)
10	.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)
10	.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)
10	.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)
10	.4b+	Opnext, Inc. Nonqualified Stock Option Agreement dated as of November 1, 2004, between Opnext, Inc. and Harry L. Bosco (“Participant”).(1)
10	.4c+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)
10	.4d+	Form of Amendment to Stock Appreciation Right Agreement.
10.5		Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)
10	.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)
10	.7+	Employment Agreement, entered into as of July 31, 2001, by and between Opnext, Inc. and Harry L. Bosco, as amended.(1)
10	.8+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Michael C. Chan, as amended.(1)
10	.9+	Employment Agreement, entered into as of August 24, 2001, by and between Opnext, Inc. and Chi-Ho Christopher Lin, as amended.(1)
10	.10+	Employment Agreement, dated March 5, 2001, by and between Opnext, Inc. and Robert J. Nobile.(1)
10	.11+	Form of Opnext, Inc. Restricted Stock Agreement.(1)
10.12		Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)
10.13		Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.14		Outsourcing Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.15		Preferred Provider Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.16		Procurement Agreement, made and entered into as of July 31, 2001, by and between Opnext Japan, Inc. and Hitachi, Ltd., as amended.(1)
10.17		Raw Materials Supply Agreement, made and entered into as of July 31, 2001, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)
10.18		Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.19		Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.20		Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)
10.21		Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)
10.22		Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)
10.23		Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)
10.24		Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.		Description of Document

10.25		Business Park Net Lease Agreement, dated as of June 30, 2000, by and between Bedford Property Investors, Inc. and Opnext, Inc., as amended.(1)
10.26		Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)
10.27		Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)
10.28		Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)
10.29		Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)
10.30		Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)
10.31		Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)
10	.32+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)
10	.33+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10	.34+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)
10	.35+	First Amendment to Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 12, 2007.(3)
10	.36+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)
10	.37+	Amended and Restated Employment Agreement between Opnext, Inc. and Robert J. Nobile, dated December 31, 2008.(5)
21		List of Subsidiaries.(1)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (set forth on the signature page of this Form 10-K).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.