Form 10-K/A
period 2009-03-31
OPNEXT INC
filed 2009-07-29
CIK 1157780

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
     As of July 27, 2009, 88,656,447 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
     Opnext, Inc. (“Opnext,” “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended March 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2009 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Items 10 through 14 of Part III, and Item 15 of Part IV, of the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. Accordingly, there are no modifications or updates to our previously reported disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced above.
     The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our 2009 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, March 31, 2009, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.
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

Table of Contents of Form 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and, Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our Executive Officers and Directors
     The following sets forth information as to persons who currently serve as our directors and executive officers:

Name	Age	Position
Charles J. Abbe	68	Director
Harry L. Bosco	64	Chairman of the Board
Gilles Bouchard	49	President and Chief Executive Officer, Director
Michael C. Chan	55	Executive Vice President, Business Development and Product Portfolio Management and President, Opnext Subsystems, Inc.
Kendall W. Cowan	55	Director
Shrichand Dodani	51	Senior Advisor
Atsushi (James) Horiuchi	49	Senior Vice President, Global Sales
Shinjiro Iwata	61	Director
Tadayuki Kanno	56	President, Modules and Devices Business Unit, Opnext Japan, Inc.
Isamu Kuru	69	Director
David Lee	59	Co-Chairman of the Board
Robert J. Nobile	49	Senior Vice President, Finance & Chief Financial Officer
Kei Oki	61	Executive Vice President, Opnext, Inc. & President, Opnext Japan, Inc.
Justin J. O’Neill	50	Senior Vice President & General Counsel
Ryuichi Otsuki	51	Director
John F. Otto, Jr.	60	Director
Philip F. Otto	68	Director
William F. Smith	52	Director
Naoya Takahashi	59	Chairman of the Board[1]
Tammy L. Wedemeyer	40	Vice President, Human Resources & Corporate Secretary
     Charles J. Abbe. Mr. Abbe joined the Company’s Board of Directors (the “Board”) in January 2009. Mr. Abbe served as president, chief operating officer and a director of JDS Uniphase Corporation from February 2000 until his retirement in June 2001. He served as president and chief executive officer of Optical Coating Laboratory, Inc. (OCLI) from April 1998 until it merged with JDS Uniphase in February of 2000. In 1996, Mr. Abbe joined OCLI as vice president and general manager of its principal operating unit. From 1990 to 1996, he served in several positions of increasing responsibility, including senior vice president, electronics sector, at Raychem Corporation. Mr. Abbe practiced business consulting with McKinsey & Company in San Francisco from 1971 to 1989, serving the last seven years as a senior partner. Mr. Abbe holds a Master’s degree in Business Administration from Stanford University, as well as a Master’s and a Bachelor’s degree in chemical engineering from Cornell University. Mr. Abbe has been a director of CoSine Communications, Inc. since 2000 and a director of Cymer, Inc. since 2003.
     Harry L. Bosco. Mr. Bosco has served as a member of the Company’s Board since November 2000 and was appointed Chairman of the Board on April 1, 2009. Mr. Bosco served as our President and Chief Executive Officer from November 2000 until his retirement from the Company as an officer and employee on March 31, 2009. Mr. Bosco served in various management, engineering and executive positions at Lucent Technologies, AT&T and Bell Laboratories from 1965 until October 2000, including as Optical Networking Group President. Mr. Bosco holds an Associate of Science and Bachelor of Science in Electrical Engineering from Pennsylvania State University/Monmouth University and a Master’s degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Bosco has been a director of Arris, Inc. since 2002.
     Gilles Bouchard. Mr. Bouchard served as our Chief Operating Officer from November 2007 until April 2009 and was recently appointed as our President, Chief Executive Officer and a member of the Board on April 1, 2009. Mr. Bouchard served in various management, engineering, and senior management roles at Hewlett-Packard Company (“HP”) from 1989 until 2006, most recently as

[1]	Dr. Takahashi resigned as Chairman of the Board effective April 1, 2009 and resigned as a member of the Board effective May 13, 2009.

management, engineering, and senior management roles at Hewlett-Packard Company (“HP”) from 1989 until 2006, most recently as Executive Vice President of Global Operations and a member of HP’s Executive Council from 2004 to 2006. Prior to joining HP, Mr. Bouchard held various roles at IBM’s research and storage division. Mr. Bouchard holds a Bachelor’s degree in Engineering from École Centrale de Lyon and a Master of Science from University of California-Berkeley.
     Michael C. Chan. Mr. Chan has served as our Executive Vice President of Business Development and Product Portfolio Management since January 2001 and as President of Opnext Subsystems, Inc. since April 1, 2009. Mr. Chan spent more than 18 years with Lucent Technologies, AT&T and Bell Laboratories. Mr. Chan’s most recent position at Lucent Technologies was as Chief Strategy Officer for the Optical Networking Group and prior to that he served as Chairman and President of Lucent Technologies (China) Co., Ltd. Mr. Chan holds a Bachelor of Arts in Physics from Brandeis University and a Master of Science in Operations Research from Columbia University, and is a graduate of the Wharton Advanced Management Program, University of Pennsylvania.
     Kendall W. Cowan. Mr. Cowan joined the Board in March 2007 and currently serves as Chairman of the Audit Committee. Mr. Cowan serves as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, Cowan Holdings, Inc., and is a shareholder and board member of several privately owned businesses. In addition, Mr. Cowan serves as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, and as a board member of Lea County Bancshares, Inc. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993, he was a partner at Coopers & Lybrand. He received his Bachelors in Business Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
     Shrichand Dodani. Mr. Dodani has served as Senior Advisor since April 2009. Previously, Mr. Dodani served as President of Opnext Subsystems, Inc. f/k/a StrataLight Communications Inc. from the date of its acquisition on January 9, 2009. Prior to such acquisition, from 2006 to January 2009, Mr. Dodani held the positions of CEO and President at StrataLight Communications, Inc. Prior to joining StrataLight, Mr. Dodani was an Entrepreneur in Residence at Artiman Ventures. From April 2001 to July 2005, he held several executive positions at Intel, including business development in the Consumer Electronics Group and general management in the Communications Group. Mr. Dodani was the President and CEO at VxTel, a Silicon Valley Voice-over-IP silicon and software start-up that was acquired by Intel. Before VxTel, Mr. Dodani was Vice President, Engineering and Operations, at Carrier Access Corporation, with responsibility for engineering, product development, manufacturing and market introduction activities. Prior to Carrier Access, he served as an executive with major computer and communications companies such as Nortel, Alcatel, ADC Telecommunications and Computer Automation. Mr. Dodani holds a Bachelor’s degree in Physics from Gujarat University, India and a Master’s of Computer Science from the University of Texas at Dallas and Masters of Administrative Science from the University of Texas at Dallas.
     Atsushi (James) Horiuchi. Mr. Horiuchi has served as Senior Vice President of Global Sales since February 2008. Prior to that, Mr. Horiuchi served as our Vice President of North America Sales from April 2003 until February 2008 and as our Director of North America Sales from 2001 until 2003. Mr. Horiuchi has more than 24 years of experience in sales, research and development, manufacturing, and senior management in both the Japan and U.S., including more than ten years of experience in the fiber optics industry. Prior to joining the Company, Mr. Horiuchi was Product Marketing Manager — Fiberoptics Department at Infineon Technologies from 1999 until 2001 and Product Marketing Manager — Optics at Hitachi Semiconductor America from 1998 until 1999. Mr. Horiuchi holds an M.B.A. from Santa Clara University.
     Shinjiro Iwata. Mr. Iwata joined the Board in May 2009. Mr. Iwata serves as Vice President and Executive Officer, CEO of Service and Global Business, Information and Telecommunication Systems Group of Hitachi, Ltd. Mr. Iwata began his career at Hitachi, Ltd., in 1972 in the Overseas Business Department and has held numerous key positions within the company. In 1996, Mr. Iwata was named Business Planning Department Manager for Hitachi’s Information Systems Group, which is one of the largest business segments of Hitachi, Ltd. Mr. Iwata subsequently joined Hitachi Data Systems in 1997 as an Executive Vice President in the storage line of business and served in such capacity until August 2000. He then returned to Hitachi, Ltd. in August 2000 and served as the General Manager of Hitachi’s Global Business Development Division until August 2001. From there he returned to Hitachi Data Systems in September 2001 as CEO until March 2006. Most recently, he served as Executive Vice President of Hitachi Global Storage Technologies, Inc. until March 2009, with responsibility for various fields, such as sales, operations, logistics, marketing, and business planning. Mr. Iwata is a native of Hyogo, Japan, and holds a Bachelor’s degree in Engineering from Waseda University.

     Tadayuki Kanno. Mr. Kanno has served as President of the Modules and Devices Business Unit and Executive Vice President of Opnext Japan, Inc. since April 2008. Prior to that, Mr. Kanno served as Senior Vice President of Opnext Japan, Inc. from May 2004 until April 2008 and as President of Opnext Japan, Inc. from May 2002 until May 2004. Mr. Kanno joined Hitachi, Ltd. in 1979 and served in various management and executive positions at Hitachi Ltd. until 2002. Prior to joining Opnext, Mr. Kanno was General Manager of Optical Transmission Systems, Telecommunications Division at Hitachi, Ltd. Mr. Kanno holds a Bachelor of Engineering in Electronics from Yamagata University and a Master of Engineering in Electronics from Yamagata University Graduate School of Engineering.
     Isamu Kuru. Dr. Kuru joined the Board in March 2007. Dr. Kuru held a number of positions in both the U.S. and Japan from 1962 until his retirement in 2005. Dr. Kuru was the President and Representative Director of NEXNET, Inc., Japan, a wireless network operator, from 2002 until 2005. From 1990 until 2001, Dr. Kuru served in a number of positions at Motorola, Inc., specifically as Senior Vice President, Motorola, Inc., and President and Representative Director, Motorola Japan. He also had a distinguished career spanning 28 years with Toshiba Corporation in both Japan and the U.S, where he served in a number of positions including general manager of new business strategy, general manager of the semiconductor engineering center, and group executive of the technology semiconductor group. Dr. Kuru holds an undergraduate degree in Electrical Engineering and PhD in Electrical Engineering from Kyoto University. He has also been engaged in research at Stanford University, Sheffield University and completed the Advanced Management Program at Harvard University.
     David Lee. Dr. Lee joined the Board in 2000 and serves as Co-Chairman of the Board and Chairman of the Nominating/Corporate Governance Committee. He is a co-founder and Managing General Partner of Clarity Partners, LP, a private equity firm based in Beverly Hills, California. Prior to the formation of Clarity Partners, Dr. Lee co-founded Global Crossing, Ltd., a global broadband communication services provider, serving as President and Chief Operating Officer from 1997 until 2000, as well as a member of the board of directors from 1997 until 2001. From 1989 until 1997, Dr. Lee was a Managing Director at Pacific Capital Group, a private equity firm. Prior to joining Pacific Capital Group, Dr. Lee was Group Vice President of Finance and Acquisitions at TRW Information Systems Group. He has also held various executive positions at Comsat, a satellite communications company, and practiced public accounting at Arthur Andersen LLP. Dr. Lee is the Chairman of the Board of Overseers of the University of Southern California, Keck School of Medicine. Dr. Lee is a trustee of The J. Paul Getty Trust, the California Institute of Technology, and the University of Southern California and a director of Trust Company of the West, an investment management firm. Dr. Lee is a graduate of McGill University and holds a Doctorate in Physics with a minor in Economics from the California Institute of Technology.
     Robert J. Nobile. Mr. Nobile has served as our Senior Vice President of Finance since March 2001 and as our Chief Financial Officer since February 2007. Mr. Nobile served in various financial positions throughout his career, his most recent at Kodak Polychrome Graphics, a global joint venture between Eastman Kodak and Sun Chemical, where he held the position of Senior Vice President of Business Integration from July 2000 until February 2001, and before that as Senior Vice President and Chief Financial Officer from January 1998 until June 2000. Mr. Nobile holds a Bachelor’s degree in Accounting from St. John’s University and is a Certified Public Accountant.
     Kei Oki. Mr. Oki has served as Executive Vice President and President of Opnext Japan, Inc. since April 2004. Mr. Oki joined Hitachi, Ltd. in 1971 and served in various management and executive positions at Hitachi, Ltd. until 2004; his most recent position was as Executive Project Manager at Information and Telecommunication Systems, International Sales Division. Mr. Oki holds a Bachelor of Arts in Economics from Keio University.
     Justin J. O’Neill. Mr. O’Neill has served as Senior Vice President and General Counsel since May 2007. From January 2004 until April 2007, Mr. O’Neill was Of Counsel with the Los Angeles office of Latham & Watkins LLP. Prior to joining Latham & Watkins LLP, Mr. O’Neill was an Assistant General Counsel at Global Crossing, Ltd., a global broadband communications services provider, from March 1999 until September 2003, and prior to that he was an attorney in the New York office of Simpson Thacher & Bartlett LLP from 1994 until 1999. Mr. O’Neill has a Bachelor’s degree from Brown University and a J.D. from Columbia Law School.
     Ryuichi Otsuki. Mr. Otsuki joined the Company’s Board in December 2005. He is currently the Executive General Manager, Global Business Planning & Operations Division of Hitachi, Ltd. and has held various positions at Hitachi, Ltd. from 1981 until the present, including Vice President, Business Planning and Coordination, PC Servers at Hitachi Data Systems and Hitachi PC Corporation as well as many functions within the Global Business Planning and Operation Division. Mr. Otsuki graduated from Nagoya University School of Law.

     John F. Otto, Jr. Mr. Otto joined the Board in February 2007 and currently serves as Chairman of the Compensation Committee. An investment banker by training, Mr. Otto’s career has extended over 30 years and included various positions, including Managing Director at Merrill Lynch & Co., Senior Managing Director at Bear Stearns & Co., Inc. and Managing Director at Salomon Brothers/Salomon Smith Barney/Citigroup, from which he retired in 2002. He has been a Principal of Waterfront Partners, LLC, a private equity investment firm, since 2003. Mr. Otto is a graduate of Boston College and holds an M.B.A. degree from Columbia University Graduate School of Business. Mr. Otto is not related to Philip F. Otto.
     Philip F. Otto. Mr. Otto joined the Company’s Board in January 2009. Mr. Otto served as chief executive officer and director at Schilling Robotics, Inc., a privately held manufacturer of subsea control systems, remotely operated vehicles and other high technology equipment for offshore oil and gas exploration and production from February 2008 through June 2009. In 2006 and 2007, Mr. Otto was president, chief executive officer and director of Optical Communication Products, Inc., a fiber optic component supplier, until its acquisition by Oplink Communications Inc. in 2007. From 2003 to 2006 and earlier from 1998 to 1999, Mr. Otto was a corporate strategic and financial advisor providing financial, strategic and business development services to technology and growth-oriented companies and investors. From 2000 to 2003, Mr. Otto was the chairman and chief executive at MedioStream, Inc., a multi-media software company. Prior to that, Mr. Otto served as chief financial officer of California Microwave from 1975 to 1981 and later as chairman and chief executive officer from 1992 to 1997. From 1989 to 1991, Mr. Otto served as the chief financial officer of General Cellular Corporation, until its acquisition by Western Wireless Corp., and from 1986 to 1988, he was the founder and chief executive officer of Technology Investment Associates and Netline Communications Corp. Mr. Otto holds a Bachelor’s degree from the Yale School of Engineering and a Master’s degree with concentration in marketing and financial management from Harvard Business School. Mr. Otto is not related to John F. Otto, Jr.
     William F. Smith. Mr. Smith joined the Board in April 2009. Mr. Smith has been at AT&T since February 1979, and presently serves as President, Local Network Operations at AT&T where he is responsible for all local network-related operations across AT&T’s domestic footprint, including construction and engineering, installation and maintenance, U-verse field operations, mobility construction and maintenance, and operations planning since March 2008. From October 2007 to March 2008, Mr. Smith was Vice President Shared Services, in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration and Senior Vice President of Network Operations in the Southeast from January 2007 to October 2007. Before joining AT&T, Mr. Smith served as Chief Technology Officer for BellSouth, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. A native of Asheville, N.C., Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and is on the Board of Advisors for the graduate school there. He is the former Chairman of the Board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards.
     Naoya Takahashi. Dr. Takahashi resigned from the Board in May 2009. He joined the Company’s Board in June 2006 and served as Chairman of the Board until his resignation as Chairman on April 1, 2009. Dr. Takahashi presently serves as Representative Executive Vice President and Executive Officer at Hitachi, Ltd., in charge in Information Business, Research & Development and Information Systems, Hitachi Group Chief Technology Officer, Hitachi Group Chief Innovation Officer and Hitachi Group Chief Information Security Officer. Since joining Hitachi in 1973, Dr. Takahashi has held a number of positions, playing key roles in marketing, research and development and business management. Dr. Takahashi holds a Bachelor’s degree and a Master’s degree in electrical engineering from Keio University in Japan. He also holds a PhD in Information Engineering from Keio University and served as a visiting scholar at the Computer Systems Laboratory, Stanford University.
     Tammy L. Wedemeyer. Ms. Wedemeyer has served as our Vice President of Human Resources since January 2001 and Corporate Secretary since May 2005. Ms. Wedemeyer spent more than ten years at Lucent Technologies in a variety of business management roles, most recently as Senior Operations Manager of the Optical Networking Group. Ms. Wedemeyer holds an Associate of Arts in Administration from Brookdale Community College.
Audit Committee
     The Audit Committee is a standing committee of the Board. Effective April 1, 2009, the Audit Committee consists of Mr. Kendall W. Cowan, Mr. John F. Otto, Jr. and Mr. Charles J. Abbe, with Mr. Cowan serving as Chairman of the Audit Committee. For the period beginning April 1, 2008 and ending March 31, 2009, the Audit Committee consisted of Mr. Kendall W. Cowan, Mr. John F. Otto Jr. and Dr. Isamu Kuru, with Mr. Cowan serving as Chairman of the Audit Committee. All members of the Audit Committee meet the membership requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including the requirements regarding financial literacy and financial sophistication, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the Securities and Exchange Commission (the “SEC”) regarding audit committee membership. The Board also has further determined that Mr. Cowan is an “audit committee financial expert” as defined by the SEC.
     The Audit Committee has sole authority for the appointment, compensation and oversight of the work of the independent registered public accounting firm, and responsibility for reviewing and discussing, prior to filing or issuance, with management and the independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K and, when appropriate, our earnings press releases and other filings with the SEC. Our internal audit control function is tasked with critical supervision over the key areas of our business and financial controls and reports directly to our Audit Committee.
Communication with the Board
     Our annual meeting of stockholders provides an opportunity each year for stockholders to ask questions of, or otherwise communicate directly with, members of the Board on appropriate matters. In addition, stockholders may communicate with the Board through the Company’s Secretary by writing to the Company at the following address: Chairman of the Board c/o Company Secretary, Opnext, Inc., 46429 Landing Parkway, Fremont, California 94538. Copies of written communications received at such address will be provided to the Board or the relevant director unless such communications are considered, in the reasonable judgment of our Corporate Secretary, to be inappropriate for submission to the intended recipient(s). Examples of stockholder communications that would be considered inappropriate for submission to the Board include, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to our business or communications that relate to improper or irrelevant topics.
Code of Ethics
     The Board and management of the Company believe that good corporate governance is an important component in enhancing investor confidence in the Company and increasing stockholder value. Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or such person performing such function, which can be accessed at our Company’s website at http://www.opnext.com under the heading “Investor Relations, Corporate Governance.” The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, the Company has an anonymous hotline to encourage employees to report questionable activities to our Internal Audit and Legal Departments, and Audit Committee. Amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics that apply to the Company’s directors or executive officers and members of senior financial management may be made only by the Board or a Board committee and will be promptly posted on the Company’s website. In addition to the Code of Business Conduct and Ethics, we have also instituted an insider trading policy which prohibits all employees and certain family members from purchasing or selling any type of security, whether we or any other company is the issuer of that security, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions with respect to our securities, such as puts, calls, options, forward contracts, collars, swaps or exchange agreements. We also have procedures that require trades by executive officers and directors to be pre-cleared by appropriate Opnext personnel.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of all equity and derivative securities with the SEC and with NASDAQ. SEC regulations also require that a copy of all Section 16(a) forms filed with the SEC be furnished to the Company by Reporting Persons. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during and with respect to the fiscal year ended March 31, 2009, the Reporting Persons met all applicable Section 16(a) filing requirements, except for the following: (1) Mark Zapicchi, the Company’s Controller, filed one late Form 4 on October 22, 2008 in connection with options to acquire shares of our common stock granted on August 15, 2008.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis provides information regarding the executive compensation program for our Chief Executive Officer, our Chief Financial Officer and the three executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were the most highly compensated executives of the Company during the fiscal year ended March 31, 2009 (the “Named Executive Officers” or “NEOs”). During the fiscal year ended March 31, 2009, these individuals were:
•	Harry L. Bosco, President and Chief Executive Officer until his retirement on March 31, 2009;
•	Gilles Bouchard, Chief Operating Officer, who was appointed President and Chief Executive Officer on April 1, 2009;
•	Michael C. Chan, Executive Vice President of Business Development and Product Portfolio Management and, as of April 1, 2009, President, Opnext Subsystems, Inc.;
•	Shrichand Dodani, President, Opnext Subsystems, Inc. until March 31, 2009, and currently Senior Advisor to Mr. Bouchard; and
•	Robert J. Nobile, Senior Vice President of Finance and Chief Financial Officer.
     The details of the compensation paid to and earned by our NEOs can be found in the compensation tables and associated narrative disclosure beginning on page 21 of this amendment.
     This Compensation Discussion and Analysis describes the material elements of our executive compensation program during the fiscal year ended March 31, 2009. It also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our NEOs, for the fiscal year ended March 31, 2009.
Compensation Philosophy and Objectives
     Our executive compensation program is based on an overarching pay for performance philosophy. We have designed our compensation approach to provide total pay that aligns corporate performance with individual performance. We provide salaries and incentive compensation to executive officers that promote superior professional performance and maximize shareholder value while providing differentiation and flexibility, allowing Opnext to respond to unique circumstances. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with Opnext’s performance on both a short-term and long-term basis, linked to specific, measurable results and that such compensation should assist Opnext in attracting and retaining key executives critical to Opnext’s long-term success.
     Consistent with our pay for performance philosophy, our executive compensation program is designed to achieve four primary objectives:
•	attract and motivate well-qualified individuals with the ability and talent necessary for us to achieve our business objectives and corporate strategies;
•	provide incentives to achieve specific short-term individual and corporate goals by rewarding achievement of those goals at established performance levels;
•	provide incentives to achieve longer-term financial goals and reinforce the sense of ownership through award opportunities that result in ownership of stock; and
•	promote retention of key executives and align the interests of management with those of the stockholders to reinforce continuing increases in stockholder value.
Role of the Compensation Committee
     The Compensation Committee is responsible for designing and evaluating our compensation plans for directors and executive officers, including the Chief Executive Officer, awarding incentive compensation to executive officers and administering other compensation programs as authorized by the Board. The Compensation Committee is also tasked with producing the annual report on executive officer compensation for inclusion in our proxy materials in accordance with applicable SEC rules. The Compensation Committee solely determines the salary and overall compensation of our Chief Executive Officer and may approve, or recommend to the Board for approval, the compensation for all other Named Executive Officers and the directors of the Company. When establishing the compensation of the other Named Executive Officers, the Compensation Committee takes into consideration the recommendations of the Chief Executive Officer. More specifically, with respect to our Named Executive Officers, the Compensation Committee reviews and approves their:
•	annual base salaries;

•	annual incentive compensation;

•	long-term incentive compensation;

•	employment agreements (including severance and change-in-control arrangements); and

•	other compensation, perquisites, or special benefits, if any.
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
     In carrying out its responsibilities, the Compensation Committee works with members of our management team, including our Chief Executive Officer. The management team assists the Compensation Committee by providing information on Company and individual performance, market data, and management’s perspective and recommendations on compensation matters. While the Compensation Committee solicits and reviews management’s (including the Chief Executive Officer’s) recommendations and proposals with respect to compensation adjustments, long-term equity incentive awards, program structures and other compensation-related matters, the Compensation Committee uses management’s recommendations and proposals as only one factor when making compensation decisions for our executive officers and directors.
     To maximize stockholder value, we believe it is necessary to deliver consistent, long-term sales and earnings growth. Accordingly, the Compensation Committee reviews not only the individual compensation elements, but the mix of individual compensation elements that make up aggregate compensation and attempts to structure the total compensation package balanced between short-term and long-term compensation, and currently paid cash and equity compensation, each in a way that meets the objectives set forth above. In carrying out its responsibilities, the Compensation Committee:
•	reviews our corporate goals and objectives relevant to executive compensation;
•	considers executive performance in light of such goals and objectives and sets executive compensation based on these evaluations and other factors as the Compensation Committee deems appropriate and in the best interests of the Company and our stockholders; and
•	determines any long-term equity incentive component of executive compensation based on past awards, the Company’s performance, the value of similar incentive awards at the companies in our Peer Group (as defined below), individual performance in accordance with stated objectives, and other factors the Compensation Committee deems appropriate and in the best interests of the Company and our stockholders.
Use of External Advisors
     Pursuant to the Charter of the Compensation Committee, the Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to assist in the evaluation of the compensation of the Chief Executive Officer, the other executive officers, the Board and our compensation framework generally. Beginning in April 2008, the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), an independent executive compensation consulting firm, to provide it with information, recommendations, and other advice relating to executive compensation for fiscal year 2009 and beyond. Pearl Meyer serves at the discretion of the Compensation Committee. Total compensation paid in the fiscal year to Pearl Meyer for services rendered in this regard was $168,512. For the fiscal year ended March 31, 2009, Pearl Meyer provided the following assistance to the Compensation Committee as described in more detail below:

•	an analysis of our executive compensation program, including an examination of base salary, annual cash compensation, total cash compensation and long-term incentive compensation, and total direct compensation levels;
•	advice regarding the retention of our senior executive team and the development of a special long-term incentive grant in light of the then pending merger with StrataLight Communications, Inc. (“StrataLight”); and
•	information, analysis and advice regarding and the development of long-term incentive grants and a supplemental retirement plan for Harry L. Bosco, the Company’s then president and chief executive officer.
Compensation Levels and Benchmarking
     In order to assess competitive compensation levels and practices, in April 2008, Pearl Meyer, at the direction of the Compensation Committee, conducted a comprehensive review of our executive compensation. Competitive compensation levels were developed utilizing a combination of data reported for a peer group of industry competitors and compensation survey data.
     Peer group data comparisons were developed relative to a peer group of publicly traded companies (the “Peer Group”). Peer Group companies similar to us in terms of industry and size were identified by Pearl Meyer, and reviewed and approved by Opnext management and the Chairman of the Compensation Committee. Peer Group primary and secondary selection criteria included (i) industry subgroups, such as analog chips, computer networking equipment, electronic components, optical switching & transmission components, semiconductors, and telecommunications, and (ii) level of revenues, with annual revenues of $200 million to $650 million being necessary for inclusion. Secondary consideration was given to other technology companies that received more than ten percent of their revenue from Alcatel-Lucent or Cisco Systems and that had annual revenues between $125 million and $850 million. The following sixteen companies, consisting of our Peer Group, were used for benchmarking purposes in fiscal 2009:

Avanex Corp.	Intevac Inc.
Bookham Inc.	Ixia
Coherent Inc.	Mercury Computer Systems, Inc.
Cymer Inc.	MRV Communications Inc.
Electro Scientific Industries Inc.	Optium Corp.
Finisar Corp.	PMC — Sierra Inc.
Harmonic Corp.	Silicon Laboratories Inc.
Infinera Corp.	Smart Modular Technologies, Inc.
     For five positions (none of them occupied by Named Executive Officers), proxy information was augmented with proprietary resources and published compensation survey data to develop “market consensus” compensation levels for each executive, generally representing an equal weighting of the Peer Group and compensation survey data. Peer Group company and survey matches were made based upon each executive’s primary roles and responsibilities and positions not prevalent in available proxy information were benchmarked to published survey data only.
     Compensation survey data was derived from the following domestic survey sources:
•	Mercer — 2007 Executive Compensation Survey (all industries);

•	CHiPs — 2007 Executive Compensation Survey (technology);

•	Private 1 — 2007 Private Survey of Executive Compensation (all industries);

•	Private 2 — 2007 Private Survey of Executive Compensation (all industries); and

•	Watson Wyatt — 2007/2008 Top Management Compensation Survey (technology).
Compensation Elements
     Although the structure may vary over time, our executive compensation program consists of three primary components:
•	base salary — fixed compensation that takes into account an individual’s function and responsibility, performance, and expertise;

•	annual incentives — a performance-based cash incentive bonus under the Second Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) designed to reward attainment of company and individual performance objectives, with target award opportunities expressed as a percentage of base salary; and
•	long-term equity incentives in the form of grants of stock options or restricted stock under the Incentive Plan designed to provide retention and alignment of executive and shareholder interests.
     These components, individually and in the aggregate, are designed to accomplish the four compensation objectives described above. For this reason, no single element dominates the compensation package of a Named Executive Officer.
     The results of the Pearl Meyer’s competitive review indicated that total direct compensation — base salaries, annual performance-based bonuses and the annual value of long-term incentive awards — for our executives as a group (fourteen positions in total) was between the 50th and 75th percentile market levels, consistent with our target of providing total direct compensation between the 50th and 75th percentile market levels.
     We have similar competitive objectives for each component of compensation:
•	base salaries for our Named Executive Officers will generally be targeted to be at the 50th percentile market level;
•	annual target bonus opportunities for our Named Executive Officers are generally structured to be at or near the 75th percentile market level; and
•	long-term incentive/equity awards for our Named Executive Officers will generally be structured to provide annualized values at the 75th percentile market level.
Base Salary
     The base salaries of our executive officers, including those of our Named Executive Officers, historically have generally been set at the time of employment and only adjusted when special circumstances warranted adjustment. Base salaries are determined based on level of responsibility and subjective factors such as the individual’s experience. Base salaries represent the fixed portion of our executives’ compensation and are important in attracting, retaining, and motivating highly talented executive officers.
     Our base salary structure is designed to result in fixed compensation approximately equal to the 50th percentile of the market for each executive officer. As a means of benchmarking, early in the fiscal year ended March 31, 2009, Pearl Meyer reviewed the base salaries for all executive officers and compared our current salary structure and salaries to those of the market. Pearl Meyer concluded that the salaries of our executive officers approximated the 50th percentile of the market for all executive officers in the aggregate, but nonetheless recommended adjustments with respect to certain individuals, with salaries below the 50th percentile of the market. The Compensation Committee subsequently determined that is was not in the best interests of the Company and its stockholders to adjust the base salaries of any of our executive officers during the fiscal year ended March 31, 2009 due to the difficult economic conditions that existed during such time. Effective April 1, 2009, our executive officers, including each of the Named Executive Officers (other than Mr. Bosco, who retired from the Company on March 31, 2009, and Mr. Dodani), agreed to a ten percent reduction in their base salaries for a period of not less than six months nor more than 12 months in order to reduce our cost structure and operating expenses.
Annual Incentive Compensation
     Our executive officers, including our Named Executive Officers, are eligible to receive an annual performance-based cash incentive bonus under the Incentive Plan upon the achievement of certain Company and individual objectives. We believe that performance-based cash incentive bonuses play an important role in providing incentives to our executive officers to achieve short-term performance goals. Performance-based incentive bonuses are intended to advance our interests and those of our stockholders by assisting us in attracting and retaining executive officers who, given the extent of their responsibilities, can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional service. The Compensation Committee annually approves the performance criteria and goals that will be used to calculate our Named Executive Officers’ incentive compensation for each fiscal year.

     In August 2008, our Compensation Committee approved a bonus program based upon the recommendation of Pearl Meyer with respect to performance during the fiscal year ended March 31, 2009 (the “2009 Bonus Plan”). Under the 2009 Bonus Plan, incentive compensation to our Named Executive Officers was performance driven and, therefore, contingent. Payment under the 2009 Bonus Plan was conditioned largely upon the Company achieving threshold performance levels approved by the Compensation Committee, with a smaller amount dependent upon the individual’s own performance. No payments were to be made to the Named Executive Officers if the minimum threshold performance levels were not met.
     Pearl Meyer reviewed our annual incentive structure and recommended dividing each Named Executive Officer’s target bonus into two components: (i) one component dependent upon the achievement of a predetermined financial metric for the Company and (ii) the other component dependent upon the achievement of certain predetermined individual performance objectives. Pearl Meyer recommended that the component of the target bonus dependent upon the Company’s financial performance be weighted more heavily for executive officers, representing between 70 to 80 percent of the target bonus opportunity. Based upon Pearl Meyer’s recommendation, our Compensation Committee determined that for executive officers, including the Named Executive Officers, the component of the annual bonus dependent upon Company financial performance should be weighted at 80 percent of target annual bonus, with the component of the target annual bonus dependent upon individual performance weighted at 20 percent.
     Pearl Meyer also determined that, in the aggregate, our target bonuses were at the 50th percentile of the market for executive officer bonuses, and recommended adjusting the target bonus for all executive officers, including the Named Executive Officers, to the 75th percentile of the market. Based upon the recommendation of Pearl Meyer, the Compensation Committee approved the following target bonuses (as a percentage of base salary): 100% of salary for Mr. Bosco, 80% of salary for Mr. Bouchard, and 70% of salary for Messrs. Chan and Nobile. (Mr. Dodani did not participate in the 2009 Bonus Plan as Mr. Dodani did not commence employment with us until the closing of the merger with StrataLight in January 2009.) The percentage of total compensation represented by incentive awards is generally higher for more senior executives to reflect their greater influence on profits and sales and to put a larger percentage of their total potential cash compensation “at risk.” Accordingly, Mr. Bosco was at the top end of the range.
     Noting that our then current program lacked a range of potential bonus payments upon achievement of the objectives, Pearl Meyer also recommended a bonus structure with incentive compensation earned based on our financial performance exceeding increasingly challenging levels of performance goals. For example, Pearl Meyer suggested that for executive officers bonuses might start to pay out when the Company had achieved 50% of the predetermined target, with the maximum payout occurring when the Company had achieved 150% of the predetermined target. Pearl Meyer then reviewed the annual incentives of the Peer Group companies and determined that, while revenue was the most prevalent annual incentive plan performance measure, operating income and individual performance were also commonly used.
     Based upon the advice of Pearl Meyer, the Compensation Committee structured the 2009 Bonus Plan with a range of potential bonus payments for each executive officer, including the Named Executive Officers, each dependent upon the achievement of certain pre-determined short terms goals for the Company and each such officer. Working with our executive management team, and in particular our Chief Executive Officer and Chief Financial Officer, the Compensation Committee determined that operating income, which was utilized by approximately one-half of the Peer Group, was the most appropriate measure and approved the use of operating income as the measure of the Company’s financial performance under the 2009 Bonus Plan for the fiscal year ended March 31, 2009.
     Pursuant to the 2009 Bonus Plan, the Compensation Committee established a tiered incentive compensation structure based upon increasing levels of operating income for the fiscal year ended March 31, 2009. The threshold performance levels for the fiscal year ended March 31, 2009 were attainable, though not certain to be achieved at the time the performance criteria were determined.

     The Compensation Committee determined that we did not meet our target level of Adjusted Operating Income for the fiscal year ended March 31, 2009 necessary for the Company financial performance component of bonuses to be awarded under our 2009 Bonus Plan. In addition, the Compensation Committee determined that, because of then current and forecasted economic conditions, none of the executive officers, including none of the Named Executive Officers, would receive any of the individual performance component of the bonus pursuant to the 2009 Bonus Plan, notwithstanding that such executive officer might have achieved his or her individual objectives. As a result, no amounts were paid to any Named Executive Officer pursuant to the 2009 Bonus Plan.
Long-Term Incentive Compensation
Awards of stock options and restricted stock under our Incentive Plan are designed to:
•	closely align management and stockholder interests;
•	promote retention and reward executives and other key employees for building stockholder value; and
•	encourage long-term investment in the Company by participating Named Executive Officers.
     The Compensation Committee believes that stock ownership by management is beneficial to all stockholders, since stock options provide a direct link with stockholder interests as they have no intrinsic value unless our stock price increases above the grant date price, and we have granted stock awards to executive officers and other employees to promote the goals discussed above.
     In the first quarter of the fiscal year ended March 31, 2009, Pearl Meyer reviewed our long-term incentive grants, comparing the Black-Scholes value of such grants to market consensus data. Pearl Meyer recommended a long-term incentive structure with awards determined by salary grade and the value of grants. Pearl Meyer determined that, while the aggregate value of our long-term incentive grants to executive officers was at the 50th percentile level of the market consensus as of August 2007, by April 2008, the aggregate value of such grants had decreased such that it was at the 25th percentile of the market consensus. Pearl Meyer also determined that 75 percent of the companies in the Peer Group used stock options and 38 percent used restricted stock, and that on average stock options and restricted stock awards for Peer Group companies vested over a four-year period. As a result of these findings, Pearl Meyer recommended that we increase the aggregate value of our long-term incentive grants by making regular grants to executive officers and that we use a mix of equity vehicles for our long-term compensation, such as restricted stock together with stock options.
     While Pearl Meyer recommended a long-term incentive structure based on value opportunity for each executive officer and a mix of equity vehicles, due in part to our merger with StrataLight, as discussed in more detail below, and the difficult economic environment, we continued to award a fixed number of shares and only granted stock options to our executive officers, including Named Executive Officers, in the fiscal year ended March 31, 2009.
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
     Historically, the vesting schedule of stock options granted to our Named Executive Officers has generally been vesting with respect to one quarter of the shares subject to the option on each the first four anniversaries of the date of grant. This vesting schedule promotes retention, while the nature of stock options provides Named Executive Officers with an incentive to contribute to stockholder value over the long term. Stock options are priced at the closing price of our common stock on the NASDAQ stock exchange on the date of grant. Stock options historically have generally expired ten years from the date of grant unless the grantee’s employment was terminated earlier. A ten-year term provides a reasonable time frame to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders. Stock options provide a direct link with stockholder interests as they have no intrinsic value unless our stock price increases above the grant date price.

     In early July of 2008, the Company was on the verge of entering into an agreement and plan of merger with StrataLight (the “Merger Agreement”) pursuant to which StrataLight would be merged with and into the Company (the “Merger”), which Merger was subsequently consummated in January 2009. The Compensation Committee retained Pearl Meyer to provide information, analysis and advice regarding the retention of our senior executive team in light of the pending Merger.
     Pearl Meyer assisted in the development of a special long-term incentive grant for the executive team to be granted in the event that the Merger Agreement was executed. The special long-term incentive grant was conceived to address the uncertainty inherent in the Merger by providing incentive for the chief executive officer and other senior executives, each of whom was expected to assume key responsibilities in connection with the Merger and the integration of StrataLight, to complete the Merger and the related integration. The grant was deemed advisable in light of the fact that the trading price of our common stock was then significantly below the exercise price of options held by the executive team, resulting in little meaningful retention value.
     As a means of benchmarking the proposed grants, Pearl Meyer reviewed transaction bonuses for all executive officers (including chief executive officers) granted in connection with 58 comparable precedent transactions, each precedent transaction being valued at less than $500 million. Based upon its analysis, Pearl Meyer recommended that we consider providing stock option grants in conjunction with the execution of the Merger Agreement, such grants to vest ratably over a three-year period, with each option having a term of five years.
     On July 9, 2008, we entered into the Merger Agreement. In connection with, and conditioned upon, the execution of the Merger Agreement, and based upon the recommendation of Pearl Meyer, on July 8, 2008, the Compensation Committee approved the grant of options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 300,000 options to Mr. Bosco; 100,000 options to Mr. Chan; and 90,000 options to each of Messrs. Bouchard and Nobile (such options, the “Transaction Bonus Options”). (Mr. Dodani did not receive a grant at that time because he was the chief executive officer of StrataLight and did not become employed by us until following the closing of the Merger.) Accordingly, the grant was made on July 11, 2009. The Compensation Committee approved the grant of the Transaction Bonus Options to retain key executives during the pendency of the Merger. The Transaction Bonus Options differ from the terms of the options historically granted by the Company in that they vest with respect to one third of the shares on each anniversary of the date of grant and expire five years from the date of grant unless the grantee’s employment is terminated earlier.
     With respect to Mr. Bosco, the Transaction Bonus Options were also designed to address in part the lack of supplemental retirement plan for the benefit of Mr. Bosco and the fact that Mr. Bosco’s previously outstanding stock options, all of which had an exercise price in excess of the then current quoted price per share for our common stock, would be forfeited upon his retirement. In the weeks preceding the execution of the Merger Agreement, Pearl Meyer had been engaged to provide information, analysis and advice to the Compensation Committee regarding retirement planning for Mr. Bosco, then our president and chief executive officer. Mr. Bosco had realized no gains from his stock option awards over his years of service with the Company and such awards would terminate shortly after the termination of Mr. Bosco’s employment with us, thus making it possible that he might never receive any value from such awards.
     Pearl Meyer reviewed general industry trends with respect to supplemental retirement plans, noting that while the prevalence of retirement program among the Peer Group was low, retirement programs were more common among general industry companies. Pearl Meyer found that annual replacement pay ratios varied from 30% to 75%, with replacement pay most commonly being defined as base salary and the replacement pay period typically being ten years. Pearl Meyer’s study suggested that a grant equal to $2,000,000 in Black-Scholes value might be appropriate, such amount being structured to provide approximately 40% of the current base salary replacement pay ratio over a ten-year period. Pearl Meyer suggested that the award should provide for continued vesting of the option upon retirement, exercisability of the option through its remaining term, and be conditioned upon adherence to the terms of a non-compete over the term of the option.
     To reward Mr. Bosco for his service to the Company, and in consideration of his efforts on behalf of the Company since his commencement of employment in 2000, and due to the fact that Mr. Bosco did not have a supplemental retirement plan, in addition to the Transaction Bonus Options granted to Mr. Bosco, on July 11, 2008, the Compensation Committee approved the grant to Mr. Bosco of a nonqualified stock option under the Incentive Plan to purchase up to an aggregate of 600,000 shares of common stock of the Company, the grant of such option being subject to approval by the stockholders of the Company at the 2009 annual meeting of stockholders. While stockholder approval of the option grant was not required by our bylaws or otherwise, the Compensation Committee submitted the grant to the stockholders for approval at the annual meeting as a matter of good corporate governance.

     The grant of the stock option was approved by the stockholders at the 2009 annual meeting of stockholders and, on January 8, 2009, Opnext granted Mr. Bosco a nonqualified stock option under the Second Amended and Restated Stock Incentive Plan to acquire 600,000 shares of our common with an exercise price of $2.34 per share, which, subject to Mr. Bosco’s continued service with the us, will vest and become exercisable with respect to one-third of the number of shares of subject thereto on each of the first, second and third anniversaries of the date of grant. The option has a term of five years from the date of grant. The option will become fully vested and exercisable upon the occurrence of any of the following: (i) a termination of Mr. Bosco’s service as an employee and director by Opnext without “cause” (as such term is defined in Mr. Bosco’s option agreement) during the twelve-month period immediately following a “change in control” (as such term is defined in the Second Amended and Restated Stock Incentive Plan), (ii) a failure by the Board to nominate Mr. Bosco to stand for election to the Board at any meeting of our stockholders whereby Mr. Bosco’s term as director will expire if he is not reelected, (iii) a failure by our stockholders to reelect Mr. Bosco to the Board at any such meeting, or (iv) the Board’s removal of Mr. Bosco as a member of the Board; provided, however, that no such accelerated vesting will occur pursuant to clause (ii), (iii) or (iv) above if, at the time of such event, any of the events constituting “cause” as defined in Mr. Bosco’s stock option agreement have occurred. The option will also become fully vested and exercisable if Mr. Bosco’s service with us is terminated by reason of his death or “disability” as defined in Mr. Bosco’s stock option agreement.
     On November 15, 2007, pursuant to his employment agreement, the Company granted Mr. Bouchard a nonqualified stock option to purchase 250,000 shares of our common stock (the “Bouchard Option”) at an exercise price of $8.89 per share, which options vested with respect to one-quarter of the shares subject thereto on November 1, 2008 and will vest with respect to the remaining shares subject thereto in equal annual installments on November 1, 2009, November 1, 2010 and November 1, 2011, subject to certain accelerated vesting under certain circumstances as set forth in the stock option agreement.
     On February 17, 2009, in consideration of his agreement to enter into an employment agreement with the Company after the Merger, we granted Mr. Dodani a nonqualified stock option to purchase 200,000 shares of our common with an exercise price of $1.68 per share. By reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, this stock option vested in full and became exercisable with respect to all of the shares covered by such option on March 31, 2009. And as agreed to in connection with the execution of the Merger.
     For more information regarding the terms of the stock option agreements, please see the descriptions under the heading “Executive Compensation—Potential Payments upon Termination or Change of Control–Stock Option Agreements.”
Employee Liquidity Bonus Plan—Mr. Dodani
     As noted previously, Mr. Dodani did not become employed by the Company until the closing of the Merger and, thus, did not receive any Transaction Bonus Options. Mr. Dodani is, however, a participant in a bonus plan initially established by StrataLight for the benefit of certain StrataLight employees, directors and certain other designees (the “Employee Liquidity Bonus Plan”), a plan we assumed under the Merger Agreement. Pursuant to the terms of the Employee Liquidity Bonus Plan, sixteen percent (16%) of the aggregate merger consideration in the form of Opnext common stock and cash was allocated to certain employees, directors and certain other designees of StrataLight pursuant to methodologies determined by the Compensation Committee of the StrataLight board of directors prior to the closing of the Merger. The merger consideration to be received by the participants in the Employee Liquidity Bonus Plan, other than such director participants, is subject to vesting such that twenty-five percent (25%) of such merger consideration vested and was distributed on January 31, 2009, fifty percent (50%) will vest and be distributed on October 31, 2009 and twenty-five percent (25%) will vest and be distributed on January 31, 2010. If an employee participant is no longer employed by Opnext or the surviving corporation at any vesting date for any reason other than a termination of such employee by Opnext or the surviving corporation without cause, such employee participant will not be entitled to receive such merger consideration and such amounts not paid will be paid on a pro rata basis to the other participants in the Employee Liquidity Bonus Plan. There are a total of 3,291,570 shares of our common stock and $5,875,000 in cash held for the benefit of participants in the Employee Liquidity Bonus Plan. As of March 31, 2009, Mr. Dodani held a 28.5% interest in the Employee Liquidity Bonus Plan and such percentage interest is subject to increase in the event of a forfeiture by other participants in the plan.
     On or about January 31, 2009, 272,734 shares of our common stock and $513,099 in cash were distributed to Mr. Dodani in accordance with the terms of the Employee Liquidity Bonus Plan.

     On February 18, 2009, we entered into an employment agreement with Mr. Dodani whereby in the event of a change in Mr. Dodani’s position from President, Opnext Subsystems, Inc. to Senior Advisor, Mr. Dodani would become fully vested in his right to receive all amounts payable to him under the Employee Liquidity Bonus Plan, subject to the provisions of the Merger Agreement in respect of certain shares and cash held in escrow to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement, and such amounts are to be paid to Mr. Dodani at the time set forth in, and otherwise in accordance with, the Merger Agreement. By reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009 and pursuant to his employment agreement, Mr. Dodani became fully vested in his right to receive all amounts payable to him under the Employee Liquidity Bonus Plan, subject to the provisions of the Merger Agreement in respect of certain shares and cash held in escrow to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement, and such amounts are to be paid to Mr. Dodani at the time set forth in, and otherwise in accordance with, the Merger Agreement (the remaining fifty percent (50%) will be distributed on October 31, 2009 and twenty-five percent (25%) will be distributed on January 31, 2010).
Restricted Stock
     The Incentive Plan provides for awards of restricted shares of our common stock to our executives and other employees. The Compensation Committee determines, based on recommendations made by the Chief Executive Officer (other than for awards to himself), the Named Executive Officers to whom restricted shares are awarded, the terms upon which shares are awarded and the number of shares subject to each award.
     Restricted shares are subject to certain forfeiture restrictions that generally lapse (or vest) over a specified period of time set forth in the individual award agreements, subject to the recipient’s continued employment with the Company. While grants of restricted shares generally vest over a period of two years from the date of award, restricted shares granted to certain of our Named Executive Officers vested over a period of two years from the date of our initial public offering. This vesting schedule promotes retention, encourages long-term investment in the Company and provides a reasonable timeframe to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders. For more information on the grant of shares of restricted stock, please see the table under the caption, “Summary Compensation Table.”
Equity Award Practices
     As described under the “Long-Term Incentive Compensation,” equity-based awards are a key component of our overall executive compensation program. We do not backdate grants of awards nor do we coordinate the grant of awards with the release of material information to result in favorable pricing. Previous grants of awards to executive officers and other new employees were based on the timing of date of hire. However, in June of 2007, the Compensation Committee established a new grant schedule which provides that grants will generally be made on the 15th day of the second month of each quarter (or, if such day is not a business day, on the next succeeding business day). We established a schedule for granting equity awards to (1) avoid any appearance of impropriety or manipulation regarding the timing of stock option grants, (2) minimize the number of dates of stock option grants, and (3) ensure that the timing of stock option grants is based on objective criteria and publicly available information.
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
     Employee Healthcare Premiums. We, at our sole cost (with the exception of Mr. Dodani), provide to each Named Executive Officer, healthcare, dental care, life insurance, disability, and accidental death and dismemberment insurance.
     Matching Contributions to 401(k) Plan Accounts. The Company sponsors the Opnext, Inc. 401(k) Plan (the “401(k) Plan”) to provide retirement benefits to each Named Executive Officer and all its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the 401(k) Plan, subject to a maximum annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two thirds of one each dollar an employee contributes up to a maximum of two thirds of the first six percent an employee contributes. All matching contributions vest immediately. In addition, the 401(k) Plan provides for discretionary contributions as determined by the Board. Were any such discretionary contributions to the 401(k) Plan to be made, such contributions would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. On April 1, 2009, the Company suspended our matching contribution to the 401(k) plan in order to reduce our cost structure and operating expenses.
     Insurance Allowance. In addition to the life insurance benefits provided under our group healthcare benefits, the Company provides a monthly cash allowance to each Named Executive Officer (other than Mr. Dodani) that is intended to enable the Named Executive Officer to purchase additional life insurance. The amount of the life insurance allowance for each executive officer is calculated by a third-party consultant based upon an actuarial analysis. The Named Executive Officer may elect to apply the cash allowance to purchase additional life insurance or he or she may use this allowance for other purposes.

Contributions to Vested and Unvested Defined Contribution Plans
     The following table sets forth our contributions to the 401(k) Plan, which are discussed more fully in the Compensation Discussion and Analysis section beginning on page 9.

		401(k) Plan
	Fiscal	Company
Named Executive Officer	Year	Contributions
Harry L. Bosco	2009	$9,200.00
Gilles Bouchard	2009	$9,210.00
Michael C. Chan	2009	$9,800.00
Shrichand Dodani	2009	$1,119.00
Robert J. Nobile	2009	$9,200.00

All Other Compensation
     Except as described above, there are no perquisites available to our Named Executive Officers and no tax gross-up reimbursements are available to our Named Executive Officers. The Named Executive Officers have access to the same facilities and workplace amenities as do all of our employees.
Internal Revenue Code Section 162(m) Policy
     Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executive officers. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 paid to our Named Executive Officers during any fiscal year generally must be “performance-based” compensation as determined under Section 162(m). Compensation generally qualifies as performance-based, if among other requirements, it is payable only upon the attainment of pre-established, objective performance criteria based on performance goals that have been approved by our stockholders, and the committee of our Board that establishes and certifies the attainment of such goals consists only of “outside directors.” All members of our Compensation Committee qualify as outside directors.
     The Compensation Committee’s policy is to take into account Section 162(m) in establishing compensation of our executive officers to preserve deductibility to the greatest extent possible. The deductibility of some types of compensation payments can depend upon the timing of the vesting or an executive’s exercise of previously granted awards. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond our control can also affect deductibility of compensation. While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers competitively and in a manner commensurate with performance. From time to time, the Compensation Committee may therefore award compensation to our executive officers which is not fully deductible if it determines that such compensation is consistent with its philosophy and is in our and our stockholders’ best interests.
Internal Revenue Code Section 409A
     Section 409A requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our Named Executive Officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A. Pursuant to that regulatory guidance, we have amended our plans and arrangements to either make them exempt from or have them comply with Section 409A.
Accounting Standards
     Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS 123(R)) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options and restricted stock under the Incentive Plan are accounted for under FAS 123(R). The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Incentive Plan and equity award programs thereunder. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Summary Compensation Table
     The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007.

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)(1)	($)		($)(5)	($)(5)	($)	($)	($)(6)	Total
Harry L. Bosco	2009	$500,000	$0		$323,747	$242,577	$0	$0	$32,676	$1,099,005
Director, Chief Executive	2008	$500,000	$0		$369,996	$200,890	$0	$0	$32,971	$1,103,857
Officer and President	2007	$400,000	$0		$46,250	$0	$240,000	$0	$31,737	$717.987

Gilles Bouchard	2009	$400,000	$140,000	(2)	$177,800	$58,876	$0	$0	$33,264	$809,945
Chief Operating Officer	2008	$166,267	$100,000	(2)	$66,675	$155,950	$0	$0	$10,769	$499,661
	2007	$0	$0		$0	$0	$0	$0	$0	$0

Michael C. Chan	2009	$360,000	$0		$121,406	$65,417	$0	$0	$32,058	$578,885
Executive Vice President,	2008	$336,667	$0		$138,750	$46,874	$0	$0	$31,044	$553,335
Business Development and	2007	$325,000	$0		$17,344	$0	$195,000	$0	$30,346	$567,690
Product Portfolio Management

Shrichand Dodani	2009	$26,895	$2,189,493	(3)	$2,563,695 (4)	$145,010	$0	$0	$4,837	$4,929,930
President, Opnext Subsystems,	2008	$0	$0		$0	$0	$0	$0	$0	$0
Inc.	2007	$0	$0		$0	$0	$0	$0	$0	$0

Robert J. Nobile	2009	$265,000	$0		$80,934	$58,876	$0	$0	$32,500	$437,315
Chief Financial Officer	2008	$265,000	$0		$92,496	$33,482	$0	$0	$31,148	$422,126
and Senior Vice President, Finance	2007	$250,000	$20,000		$11,562	$0	$100,000	$0	$29,904	$411,466

(1)	Represents base salary before pre-tax contributions and, therefore, includes compensation deferred under our 401(k) Plan. See the discussion of contributions to this plan in the Compensation Discussion and Analysis section beginning on page 10.

(2)	Represents guaranteed bonuses paid to Mr. Bouchard on March 31, 2008 and March 31, 2009, respectively, pursuant to the terms of his employment agreement.

(3)	Represents the cash portion of the award earned by Mr. Dodani under the terms of the Employee Liquidity Bonus Plan, including cash payable in respect of escrowed consideration pursuant to the provisions of the Merger Agreement. On or about January 31, 2009, Mr. Dodani received a cash payment equal to $513,099 in accordance with the terms of the Employee Liquidity Bonus Plan. Pursuant to our employment agreement with Mr. Dodani, by reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, Mr. Dodani became fully vested in his right to receive all amounts payable to him under the Employee Liquidity Bonus Plan, subject to the provisions of the Merger Agreement in respect of escrowed consideration. Such amounts will be paid to Mr. Dodani on October 31, 2009 and January 31, 2010.

(4)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2009 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, related to the expense associated with Mr. Dodani’s award under the Employee Liquidity Bonus Plan (which includes shares awarded in respect of the escrowed consideration pursuant to the provisions of the Merger Agreement). Pursuant to our employment agreement with Mr. Dodani, by reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, Mr. Dodani became fully vested in his right to receive all amounts payable to him under the Employee Liquidity Bonus Plan effective March 31, 2009, subject to the provisions of the Merger Agreement in respect of escrowed consideration, and such amounts are to be paid to Mr. Dodani on October 31, 2009 and January 31, 2010.

(5)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for the fair value of restricted stock and options awarded to the Named Executive Officers. The fair value is calculated using the closing price of our common stock on the grant date for the shares or options awarded. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The reported amounts reflect our stock-based compensation expense for these awards and do not correspond to the actual value that might be recognized by the Named Executive Officers.

(6)	Represents 401(k) Plan matching contributions and medical, dental, disability, life insurance (and allowance for supplemental life insurance) and accidental death and dismemberment insurance.
Grants of Plan-based Awards*
     The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2009 to the Named Executive Officers.

								All
								Other
								Stock
								Awards:	All Other
					Estimated Future Payouts			Number	Option	Exercise	Grant
		Estimated Future Payouts			Under Equity Incentive			of	Awards:	or Base	Date Fair
		Under Non-Equity Incentive			Plan			Shares	Number of	Price of	Value of
		Plan Awards (5)			Awards			of Stock	Securities	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Option
Name	Date	($)	($)	($)	($)	($)	($)	(#)	Options (#)	($/Sh)	Awards($)
Harry L. Bosco	7/11/2008	$300,000	$400,000	$500,000					300,000 (2)	$4.92	$828,000
	1/8/2009								600,000 (2)	$2.34	$840,000

Gilles Bouchard†	7/11/2008	$100,000	$100,000	$100,000					90,000 (1)	$4.92	$248,400

Michael C. Chan	7/11/2008	$151,200	$201,600	$252,000					100,000 (1)	$4.92	$276,000

Shrichand Dodani	2/17/2009	$0	$0	$0					200,000 (3)	$1.68	$145,010

Robert J. Nobile	7/11/2008	$111,300	$148,400	$185,500					90,000 (1)	$4.92	$248,400

(1)	Represents stock options granted on July 11, 2008, pursuant to the Incentive Plan. The stock options vest with respect to one-third of the shares on each of the first, second and third anniversary of the date of grant, and are subject to accelerated vesting under certain circumstances as set forth in the applicable stock option agreement.

(2)	Represents stock options granted on July 11, 2008 and January 8, 2009, pursuant to Incentive Plan. The stock options will vest and become exercisable with respect to one-third of the shares on each of the first, second and third anniversaries of the date of grant, and are subject to accelerated vesting under certain circumstances as set forth in the applicable stock option agreement.

(3)	Represents stock options granted on February 17, 2009 pursuant to the terms of the employment agreement between Mr. Dodani and the Company. By reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, this stock option vested in full and became exercisable with respect to all of the shares covered by such option on March 31, 2009.

(5)	The Company did not achieve its target performance metric with respect to the component of the 2009 Bonus Plan which was dependant upon Company performance and the Compensation Committee elected not to pay the component of our Named Executive Officers’ bonus which was dependant upon individual performance, and therefore no cash bonuses were paid. The Company did not place a maximum limit on the incentive compensation that could have been earned by the Named Executive Officers in the fiscal year ended March 31, 2009. The maximum represents the “target bonus” that is payable under the terms of the Named Executive Officers’ employment agreements. Mr. Dodani did not participate in the 2009 Bonus Plan as Mr. Dodani did not commence employment with us until the closing of the merger with StrataLight in January 2009.

*	Table does not reflect any shares of our common stock that were granted by StrataLight under the Employee Liquidity Bonus Plan prior to the Merger.

†	Pursuant to his employment agreement, Mr. Bouchard was entitled to receive a bonus in an amount up to a maximum of $100,000 in connection with the 2009 Bonus Plan.
Employment Agreements
Mr. Harry L. Bosco
     Mr. Bosco retired as our President and Chief Executive Officer on March 31, 2009 and, as a result, on such date our employment agreement with him terminated. Our employment agreement with Mr. Bosco, originally dated July 31, 2001 and amended on November 1, 2004, provided that Mr. Bosco would serve as our President and Chief Executive Officer. Mr. Bosco’s annual base salary under the agreement was $500,000. In addition, he was eligible to receive a target annual bonus in an amount equal to 100 percent of his base salary, though he did not receive any bonus for the fiscal year ended March 31, 2009, as, with respect to the portion of Mr. Bosco’s bonus which was related to the performance of the Company, the Company did not achieve its specified target performance metric and, with respect to the portion of Mr. Bosco’s bonus which was related to his individual performance, our Compensation Committee determined not to pay any individual performance related cash bonuses due to the economic environment.
     Pursuant to his employment agreement, Mr. Bosco is prohibited from competing with us for a period of six months following the termination of his employment on March 31, 2009. During this period, Mr. Bosco is also restricted from (i) soliciting our employees to terminate their relationships with us and (ii) soliciting or interfering with our relationship with any of our customers, suppliers or licensees. Mr. Bosco also executed a confidentiality agreement containing customary provisions protecting our intellectual property rights and confidential information. In addition, Mr. Bosco also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. Bosco to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bosco acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests.
Mr. Gilles Bouchard
          During the fiscal year ended March 31, 2009, Mr. Gilles Bouchard served as our Chief Operating Officer pursuant to an employment agreement we entered into with Mr. Bouchard on November 1, 2007 (the “Initial Bouchard Agreement”), which was amended and restated on May 15, 2009 in connection with Mr. Bouchard’s assumption of the roles of Chief Executive Officer and President effective as of April 1, 2009 (such amended and restated employment agreement, the “Amended and Restated Bouchard Agreement”).
Initial Bouchard Agreement
          Pursuant to the Initial Bouchard Agreement, the term of Mr. Bouchard’s employment as Chief Operating Officer extended until November 1, 2011, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than sixty days prior to November 1, 2011 or the expiration of the then-current term. Mr. Bouchard’s initial base salary was $400,000 per year, and could be increased annually at the sole discretion of the Board. Mr. Bouchard was entitled to receive an initial bonus of $240,000 with respect to his first year of employment, $100,000 of which was paid on March 31, 2008 and $140,000 of which was paid on March 31, 2009. In addition, Mr. Bouchard was eligible to receive an annual bonus up to a maximum of $100,000 with respect to the Company’s 2009 fiscal year contingent upon the

Company’s achievement of certain performance targets to be established by the Board for such fiscal year. The Initial Bouchard Agreement provided that commencing with the Company’s 2010 fiscal year and each fiscal year thereafter, Mr. Bouchard would be eligible to participate in the Company’s bonus program for the relevant fiscal year, under which Mr. Bouchard had the potential to earn an annual bonus targeted at 60 percent of his annual base salary for each such year. Based upon the recommendations of Pearl Meyer, in August 2008 the Compensation Committee approved an increase in Mr. Bouchard’s target bonus to 80 percent of his annual base salary for the fiscal year ending March 21, 2009.
          Pursuant to the Initial Bouchard Agreement, on November 15, 2007, the Company granted Mr. Bouchard nonqualified stock options to acquire 250,000 shares of the Company’s common stock under the Incentive Plan with an exercise price of $8.89 per share. The options will vest in four equal annual installments on each of November 1, 2008, November 1, 2009, November 1, 2010 and November 1, 2011, subject to his continued employment with the Company, and will be subject to accelerated vesting in certain events. The Company also granted Mr. Bouchard, on November 15, 2007, 40,000 shares of restricted stock at a purchase price of $.01 per share. One-half of such restricted stock vested on November 1, 2008 and the remaining shares of restricted stock will vest on November 1, 2009, subject to Mr. Bouchard’s continued employment with the Company and subject to accelerated vesting in the event of a change of control or termination of Mr. Bouchard’s employment by the Company without “cause” or by him for “good reason” or by reason of his death or “disability” (see “Executive Compensation—Potential Payments upon Termination or Change of Control” below for definitions of “cause,” “good reason,” and “disability” as applied to Mr. Bouchard).
Amended and Restated Bouchard Agreement
          Pursuant to the Amended and Restated Bouchard Agreement, the term of Mr. Bouchard’s employment as Chief Executive Officer and President is for four years, commencing on May 15, 2009, and ending on May 15, 2013, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the Agreement not less than sixty days prior to the expiration of the then-current term. The Amended and Restated Bouchard Agreement provides that Mr. Bouchard’s annual base salary will be $500,000 per year, and may be increased from time to time in the sole discretion of the Compensation Committee. However, effective for the six-month period commencing on April 1, 2009, Mr. Bouchard’s annual base salary was reduced to $360,000 per year; provided, however, that the Compensation Committee may determine that Mr. Bouchard’s base salary will remain at this reduced level after the expiration of such six-month period but in no event beyond March 31, 2010. Pursuant to the Amended and Restated Bouchard Agreement, Mr. Bouchard agreed that the reduction in his base salary would constitute “Good Reason” for purposes of the Amended and Restated Bouchard Agreement or any other agreement.
          Commencing with the Company’s 2010 fiscal year and each fiscal year thereafter, Mr. Bouchard will be eligible to participate in the Company’s annual incentive bonus plan applicable to the most senior executives of the Company, under which Mr. Bouchard will have the potential to earn an annual bonus targeted at 100% of his unreduced annual base salary, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by our board of directors or the Compensation Committee in accordance with the terms of such bonus plan as in effect from time to time.
          Pursuant to the Amended and Restated Bouchard Agreement, on May 15, 2009, the Company granted Mr. Bouchard a nonqualified stock option to acquire 1,000,000 shares of the Company’s common stock under the Company’s Second Amended and Restated 2001 Long Term Stock Incentive Plan (the “Stock Incentive Plan”) with an exercise price equal to $2.30 per share. This stock option will vest with respect to one-third of the shares subject thereto on each of May 15, 2010, May 15, 2011, and May 15, 2012, subject to Mr. Bouchard’s continued employment with the Company. In addition, provided that Mr. Bouchard remains employed by the Company on the date of grant, the Company has agreed to grant Mr. Bouchard a nonqualified stock option on February 15, 2010 to acquire 1,000,000 shares of the Company’s common stock under the Stock Incentive Plan with an exercise price equal to the last quoted per share sales price as of the close of business on the date of grant, and on terms and conditions set forth in a stock option agreement to be prescribed by the Company. In the event that Mr. Bouchard’s employment is terminated by the Company without “cause” or by Mr. Bouchard for “good reason” (each as defined in the Amended and Restated Bouchard Agreement—see “Executive Compensation—Potential Payments upon Termination or change of Control” below for such definitions) on any date other than a scheduled vesting date, the installment of each stock option that was scheduled to vest on the next scheduled vesting date following the termination of employment will vest immediately prior to such termination. If Mr. Bouchard’s employment is terminated by the Company without Cause or by Mr. Bouchard for Good Reason within the twelve-month period immediately following a Change of Control (as defined in the Stock Incentive Plan) or by reason of Mr. Bouchard’s death or disability, the stock options will immediately become fully vested and exercisable.

          In the event that Mr. Bouchard incurs a separation from service due to a termination by the Company without “cause” or by Mr. Bouchard for “good reason,” Mr. Bouchard will be entitled to receive (i) a lump-sum cash severance payment equal to 100% of his unreduced annual base salary, payable within 10 days after the date of his separation from service, and (ii) a lump-sum cash payment equal to $30,000, payable within 10 days after the 18-month anniversary of the date of his separation from service, provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer. In the event that Mr. Bouchard incurs a separation from service due to his death or disability, or non-renewal of the Amended and Restated Bouchard Agreement by the Company, Mr. Bouchard (or his estate or beneficiaries) will receive the payment described in clause (ii) above. Except in the event of a termination due to his death, Mr. Bouchard’s right to receive these payments is subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. Bouchard without “good reason,” or non-renewal of the Amended and Restated Bouchard Agreement by Mr. Bouchard, Mr. Bouchard will not be entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination). During his employment, Mr. Bouchard will be eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and will receive four weeks of paid vacation time each year. The non-competition agreement and indemnification agreement entered into by Mr. Bouchard in connection with the Initial Bouchard Agreement remain in full force and effect.
Mr. Michael C. Chan
          On July 29, 2008, we entered into an amended and restated employment agreement with Mr. Chan, which provides that Mr. Chan will serve as our Executive Vice President, Business Development. The current term of Mr. Chan’s employment agreement extends until December 1, 2009, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than 60 days prior to December 1, 2009 or the expiration of the then-current term. Mr. Chan’s initial base salary pursuant to the employment agreement is $360,000 per year, which may be increased annually at the sole discretion of the Board. Pursuant to his employment agreement, Mr. Chan is entitled to participate in the bonus program for the relevant fiscal year, under which Mr. Chan has the potential to earn an annual bonus targeted at 60 percent of his annual base salary. Based upon the recommendations of Pearl Meyer, in August 2008 the Compensation Committee approved an increase in Mr. Chan’s target bonus to 70 percent of his annual base salary for the fiscal year ended March 31, 2009.
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
          On May 15, 2009, Mr. Chan and the Company entered into an amendment to Mr. Chan’s amended and restated employment agreement with the Company. The amendment provides that Mr. Chan will serve as Executive Vice President, Business Development and Product Portfolio Management, and President of Opnext Subsystems, Inc. The amendment also provides that, effective for the six-month period commencing on April 1, 2009, Mr. Chan’s annual base salary will be reduced from $360,000 to $324,000, and that our board of directors or the Compensation Committee may determine that Mr. Chan’s base salary will remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. Chan has consented to this reduction of his base salary and has agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. The amendment also provides that in no event will any change in Mr. Chan’s position, title, duties or responsibilities to reflect a reduced business development role constitute “good reason” for purposes of his employment agreement or any other agreement. The amendment also reflects an increase in Mr. Chan’s target annual bonus from 60% to 70% of his unreduced annual base salary, and provides that any severance payments that may become payable to Mr. Chan under his employment agreement will be calculated based on his unreduced annual base salary and not his reduced base salary.
     The amendment also provides that in connection with Mr. Chan’s relocation of his primary residence, provided that he remains continuously employed by the Company through the payment date, the Company will pay Mr. Chan a total of $300,000 in relocation bonuses, consisting of (i) a payment of $100,000 no later than May 31, 2009, (ii) a payment of $100,000 on or within 10 days following May 31, 2010, and (iii) a payment of $100,000 on or within 10 days following May 31, 2011. In the event that Mr. Chan’s employment is terminated by the Company without “cause” or by Mr. Chan for “good reason” (each as defined in the employment agreement), or by reason of Mr. Chan’s death or disability prior to the date of payment of any relocation bonus, Mr. Chan (or his estate or beneficiaries) will receive any unpaid relocation bonuses at the times described above. If Mr. Chan’s employment is terminated for any other reason, he will not receive any relocation bonus not previously paid to him.
     In connection with Mr. Chan’s employment agreement, Mr. Chan also entered into a customary non-competition agreement covering the period during and for one year immediately following Mr. Chan’s employment with us.
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
Mr. Shrichand Dodani
          On February 18, 2009, we entered into an employment agreement with Mr. Shrichand Dodani, which provides that Mr. Dodani will serve as the President of Opnext Subsystems, Inc., and will report to the Company’s Chief Executive Officer; provided, however, that either Mr. Dodani or the Chief Executive Officer may change Mr. Dodani’s position from the President of Opnext Subsystems, Inc. to Senior Advisor at any time during the term of the employment agreement. Mr. Dodani held the position of the President of Opnext Subsystems, Inc. until March 31, 2009, and thereafter became Senior Advisor to our Chief Executive Officer.
          The term of Mr. Dodani’s employment agreement is for the period commencing on February 18, 2009 and ending on September 9, 2009. During the period of Mr. Dodani’s service under the employment agreement, Mr. Dodani’s annual salary will be $115,000 per year. Pursuant to his employment agreement, in the event that Mr. Dodani remains in continuous “service” (as defined in the employment agreement) with the Company until September 9, 2009, the Company will pay Mr. Dodani a lump-sum cash payment in an amount equal to $86,250 on or within five business days following such date.
          Pursuant to his employment agreement, on February 17, 2009, we granted Mr. Dodani a nonqualified stock option under the Incentive Plan to acquire 200,000 shares of our common with an exercise price of $1.68 per share. By reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, this stock option vested in full and became exercisable with respect to all of the shares covered by such option on March 31, 2009.
          In the event that Mr. Dodani’s “service” with the Company is terminated by us without “cause” or by reason of his death or “disability” prior to September 9, 2009, the Company will pay Mr. Dodani, within five business days following the date of termination, a lump-sum cash (each as defined in the employment agreement) payment equal to $86,250 multiplied by a fraction, the numerator of which is equal to the number of days that have elapsed between January 9, 2009 and the date of such termination, and the denominator of which is equal to 270.
          By reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009 and provided that Mr. Dodani has not materially breached his obligations under the non-competition/confidentiality agreement we entered into with him, the Company will pay Mr. Dodani a lump-sum cash payment within thirty (30) days following September 9, 2009 in an amount equal to (x) $250,000, minus (y) in the event that Mr. Dodani’s Service with the Company is terminated by the Company for “cause” or by Mr. Dodani for any reason prior to September 9, 2009, an amount equal to the aggregate amount of the payments made to Mr. Dodani as salary since his commencement of employment with us. Mr. Dodani’s right to receive this payment is subject to his execution and non-revocation of a general release of claims against the Company.
          Pursuant to his employment agreement, by reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, Mr. Dodani became vested in his right to receive all amounts payable to him under the Employee Liquidity Bonus Plan effective March 31, 2009, subject to the provisions of the Merger Agreement in respect of escrowed consideration, and such amounts shall be paid to Mr. Dodani on October 31, 2009 and January 31, 2010.

          Except as described above, in the event of a termination of Mr. Dodani’s Service with us, Mr. Dodani will not be entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination and any payment under the Employee Liquidity Bonus Plan to which Mr. Dodani may otherwise be entitled pursuant to the Merger Agreement). In the event of such a termination, any stock options or other equity-based awards held by Mr. Dodani will be subject to the provisions of the incentive award plan and applicable award agreement pursuant to which such awards were granted.
          Unless otherwise determined by the Company in its absolute discretion, Mr. Dodani will not be eligible to receive an annual bonus or other incentive compensation with respect to the services provided under the employment agreement or otherwise. During his employment with the Company, Mr. Dodani will be eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies. During the term of his employment agreement, Mr. Dodani will accrue paid vacation at a rate of three weeks per year.
          In connection with Mr. Dodani’s employment agreement, Mr. Dodani also entered into a customary non-competition, confidentiality and invention assignment agreement with us covering the period until October 9, 2010. Under the non-competition, confidentiality and invention assignment agreement, Mr. Dodani may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the non-competition, confidentiality and invention assignment agreement, during or after his employment with us.
          Concurrent with his entry into the employment agreement, Mr. Dodani executed a general release of claims against the Company covering the period preceding his employment.
Mr. Robert J. Nobile
          On December 31, 2008, we entered into an amended and restated employment agreement with Robert J. Nobile, which provides that Mr. Nobile will serve as the Senior Vice President, Finance and Chief Financial Officer of the Company, and will report to the Company’s Chief Executive Officer. The term of Mr. Nobile’s employment under the agreement is for three years, commencing on December 31, 2008 and ending on December 31, 2011, subject to automatic renewals for successive one-year periods unless either party provides notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. The agreement provides that Mr. Nobile’s annual base salary will be $265,000 per year, and may be increased from time to time at the sole discretion of the Board.
          Mr. Nobile is eligible to participate in the Company’s annual incentive bonus plan applicable to similarly situated executives of the Company, under which Mr. Nobile will have the potential to earn an annual bonus targeted at 70% of his annual base salary actually paid for each such year, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by the Company in accordance with the terms of such bonus plan as in effect from time to time. Any annual bonus payable to Mr. Nobile with respect to a partial year of employment will be prorated to reflect the period of time during which Mr. Nobile was employed by the Company in such year.
          In the event that Mr. Nobile incurs a separation from service due to a termination by the Company without “cause” or by Mr. Nobile for “good reason”, Mr. Nobile will be entitled to receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary (see “Executive Compensation – Potential Payments upon Termination or Change of Control” for definitions of such terms as set forth in Mr. Nobile’s employment agreement). Mr. Nobile’s right to receive his severance payment is subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause”, resignation by Mr. Nobile without “good reason”, termination due to Mr. Nobile’s death or “disability”, or non-renewal of the agreement, Mr. Nobile will not be entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination).
          On May 15, 2009, Mr. Nobile and the Company entered into an amendment to Mr. Nobile’s amended and restated employment agreement with the Company. The amendment provides that, effective for the six-month period commencing on April 1,

2009, Mr. Nobile’s annual base salary will be reduced from $265,000 to $238,500, and that our Board or the Compensation Committee may determine that Mr. Nobile’s base salary will remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. Nobile has agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. The amendment also provides that Mr. Nobile has the potential to earn an annual bonus in our bonus program for the relevant fiscal year targeted at 70% of his annual unreduced base salary, and provides that any severance payments that may become payable to Mr. Nobile under his employment agreement will be calculated based on his unreduced annual base salary and not his reduced base salary. (See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for definitions of “good reason” and “disability” in Mr. Nobile’s agreement.)
     During his employment, Mr. Nobile will be eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and will receive four weeks of paid vacation time each year.
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

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth summary information regarding the outstanding equity awards at March 31, 2009 granted to each of our Named Executive Officers.

							Stock Awards
									Equity
									Incentive
									Plan
	Option Awards								Awards:
			Equity				Number		Number
			Incentive				of		of
			Plan				Shares	Market	Unearned	Equity Incentive
			Awards:				or Units	Value of	Shares,	Plan Awards:
	Number of	Number of	Number of				of Stock	Shares or	Units or	Market or Payout
	Securities	Securities	Securities				That	Units of	Other	Value of
	Underlying	Underlying	Underlying				Have	Stock	Rights	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option			Not	That	That Have	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Option		Vested	Have Not	Not	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Expiration Date		(#)	Vested ($)	Vested (#)	Not Vested ($)
Harry L. Bosco	1,000,000	0	0	$15.00	11/1/2010	(1)
	150,000	0	0	$15.00	11/1/2014	(1)
	37,500	112,500		$11.34	8/15/2017	(1)
		300,000	300,000	$4.92	7/11/2013
		600,000	600,000	$2.34	1/8/2014

Gilles Bouchard	62,500	187,500	0	$8.89	11/15/2017		20,000	$34,200	0	$0
		90,000	90,000	$4.92	7/11/2013

Michael C. Chan	200,000	0	0	$15.00	12/1/2010
	8,750	26,250		$11.34	8/15/2017
		100,000	100,000	$4.92	7/11/2013

Shrichand Dodani	200,000	0	0	$1.68	3/31/2012

Robert J. Nobile	50,000	0	0	$15.00	3/5/2011
	6,250	18,750		$11.34	8/15/2017
		90,000	90,000	$4.92	7/11/2013

(1)	Cancelled upon termination of Mr. Bosco’s employment on March 31, 2009.

Option Exercises and Stock Vested
     During the fiscal year ended March 31, 2009, none of the Named Executive Officers exercised any of options. On November 1, 2008, one-half of the restricted stock award issued to Mr. Bouchard vested in the amount of 20,000. On February 20, 2009, the remaining half of the restricted stock awards issued to Messrs. Bosco, Nobile and Chan vested in the amounts of 33,333 for Mr. Bosco, 12,500 for Mr. Chan and 8,333 for Mr. Nobile. On or about January 31, 2009, 272,734 shares of our common stock were distributed to Mr. Dodani pursuant to his award under the Employee Liquidity Bonus Plan. On March 31, 2009, pursuant to our employment agreement with Mr. Dodani, by reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, (i) a nonqualified stock option granted to Mr. Dodani to purchase 200,000 shares of our common stock at an exercise price of $1.68 per share became fully vested, and (ii) his award under the Employee Liquidity Bonus Plan became fully vested. The table below summarizes, for each of the Named Executive Officers, the exercise of stock options, SARs and similar instruments and vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended March 31, 2009:

	Option awards		Stock awards
	Number of shares	Value		Value
	acquired on	realized on	Number of shares	realized on
	exercise	exercise	acquired on vesting	vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Harry L. Bosco	0	$0	33,333	51,666

Gilles Bouchard	0	$0	20,000	75,800

Michael C. Chan	0	$0	12,500	19,375

Shrichand Dodani	0	$0	1,090,934 (*)	2,048,229

Robert J. Nobile	0	$0	8,333	12,916

(*) – Represents the total number of shares of Opnext common stock under the Employee Liquidity Bonus Plan in which Mr. Dodani became fully vested during the fiscal year ended March 31, 2009. On or about January 31, 2009, 272,734 shares of our common stock were distributed to Mr. Dodani pursuant to his award under the Employee Liquidity Bonus Plan. On March 31, 2009, by reason of Mr. Dodani’s position having changed to Senior Advisor effective March 31, 2009, Mr. Dodani became fully vested with respect to the remaining shares of common stock payable to him under the Employee Liquidity Bonus Plan, subject to the provisions of the Merger Agreement in respect of escrowed consideration, and such shares are to be distributed to Mr. Dodani on October 31, 2009 and January 31, 2010.

Potential Payments upon Termination or Change of Control
Employment Agreements
     In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe it is vital to provide our executive officers with severance payments. To this end, each of our Named Executive Officers, other than Mr. Bosco and Mr. Dodani, is entitled to a severance payment in an amount equal to one times the executive’s unreduced annual base salary in the event of a termination of the executive’s employment without

“cause” (as defined below) and, in certain instances, by the executive for “good reason” (as defined below). Mr. Bosco was not entitled to any severance payment pursuant to his employment agreement in the event of a termination of Mr. Bosco’s employment.
     Mr. Dodani’s employment agreement provides that, in the event his service with the Company is terminated by us without “cause” or by reason of his death or “disability” (each as defined below) prior to September 9, 2009, we will pay Mr. Dodani, within five business days following the date of such termination, a lump-sum cash payment equal to $86,250 multiplied by a fraction, the numerator of which is equal to the number of days that have elapsed between January 9, 2009 and the date of such termination, and the denominator of which is equal to 270. Mr. Dodani’s employment agreement also provides that, in the event that (i) Mr. Dodani’s position changed from President, Opnext Subsystems, Inc. to Senior Advisor (a “Position Change”), which Position Change took place on March 31, 2009, and (ii) Mr. Dodani has not materially breached his obligations under the non-competition/confidentiality agreement we entered into with him, we will pay Mr. Dodani a lump-sum cash payment in an amount equal to (x) $250,000, minus (y) in the event that Mr. Dodani’s service with us is terminated by us for “cause” or by Mr. Dodani for any reason prior to September 9, 2009, an amount equal to the aggregate amount of the payments made to Mr. Dodani as salary since his commencement of employment with us (the “Retention/Non-Compete Payment”). The Retention/Non-Compete Payment shall be paid to Mr. Dodani within 30 days following September 9, 2009 (with the exact payment date determined by us in our sole discretion). Mr. Dodani’s right to receive the Retention/Non-Compete Payment is subject to his execution and non-revocation of a general release of claims against the Company. Mr. Dodani’s employment agreement does not provide for severance compensation or benefits in the event of a termination of his employment by him for “good reason”.
     Pursuant to Mr. Bouchard’s Amended and Restated Employment Agreement, in the event that Mr. Bouchard incurs a separation from service due to a termination by the Company without “cause” or by Mr. Bouchard for “good reason,” Mr. Bouchard will be entitled to receive a lump-sum cash payment equal to $30,000, payable within 10 days after the 18-month anniversary of the date of his separation from service, provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer. Mr. Bouchard (or his estate or beneficiaries) will also receive this payment in the event that he incurs a separation from service due to his death or disability, or non-renewal of the Amended and Restated Bouchard Agreement by the Company.
     On May 15, 2009, we entered into an amendment to Mr. Chan’s employment agreement which provides that we will pay Mr. Chan a total of $300,000 in relocation bonuses, consisting of: (i) a payment of $100,000 no later than May 31, 2009; (ii) a payment of $100,000 on or within 10 days following May 31, 2010; and (iii) a payment of $100,000 on or within 10 days following May 31, 2011, provided that he remains continuously employed by us through the applicable payment date. The amendment also provides that if Mr. Chan’s employment were to be terminated by us without “cause” or by Mr. Chan for “good reason,” or by reason of Mr. Chan’s death or “disability” (each as defined below), prior to the date of payment of any relocation bonus, Mr. Chan (or, in the event of his death, Mr. Chan’s estate or beneficiaries) will receive any of such theretofore unpaid relocation bonuses at the times described above.
     In each of the employment agreements for Messrs. Bouchard, Chan, Dodani and Nobile, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct that brings the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) any material breach of the confidentiality agreement entered into in connection with his employment; (iv) fraud or embezzlement with respect to the Company or any of its subsidiaries or affiliates; (v) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (vi) with respect to Messrs. Bouchard, Chan and Nobile, repeated failure to perform in any material respect executive’s duties as directed by the Board, and with respect to Mr. Dodani, repeated failure to perform in any material respect executive’s duties as directed by the individual to whom he is reporting, provided that such directed duties are consistent with his position.
     In addition, “good reason” is defined in the employment agreements for Messrs. Bouchard, Chan and Nobile as the occurrence of any one or more of the following events, along with the Company’s failure to cure the circumstances constituting good reason within 20 days after the receipt of notice thereof: (i) a material and substantial diminution of executive’s duties or responsibilities or executive’s removal from his position, or (ii) a reduction by the Company of executive’s base salary or target bonus range. The agreements provide that to constitute resignation for “good reason” the executive must resign within 30 days after the end of the 20-day cure period.

     “Disability” is defined in the each of the employment agreements entered into with Mr. Bouchard, Mr. Chan and Mr. Dodani to mean that the executive is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any twelve-month period by reason or any physical or mental injury, illness or incapacity.
     Assuming a termination of employment as of March 31, 2009, the severance benefits described above would have resulted in payments of the following amounts to each of the respective Named Executive Officers: Mr. Bouchard — $400,000, Mr. Chan — $360,000, Mr. Nobile — $265,000 and Mr. Dodani — $25,875.
Stock Option Agreements
     The Compensation Committee granted 150,000 nonqualified stock options to Mr. Bosco, 35,000 nonqualified stock options to Mr. Chan and 25,000 nonqualified stock options to Mr. Nobile, each with an exercise price of $11.34 per share, on August 15, 2007, based on the performance of such Named Executive Officers during the fiscal year ended March 31, 2007 (collectively, the “August 2007 Options”). The August 2007 Grants granted to Mr. Bosco were cancelled upon his resignation from the Company effective March 31, 2009. The August 2007 Options vest with respect to one-quarter of the shares subject thereto on each of the first four anniversaries of the date of grant and expire ten years from the date of grant unless the grantee’s employment is terminated earlier.
     In connection with the execution of the Merger Agreement with StrataLight, on July 11, 2008, the Compensation Committee granted the Transaction Bonus Options, each with an exercise price of $4.92 per share, to the Named Executive Officers (with the exception of Mr. Dodani, who was not yet employed) in the following amounts: 300,000 nonqualified stock options to Mr. Bosco; 100,000 nonqualified stock options to Mr. Chan; and 90,000 nonqualified stock options to each of Messrs. Bouchard and Nobile. The Transaction Bonus Options vest with respect to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant and expire five years from the date of grant unless the grantee’s employment is terminated earlier.
     On November 15, 2007, pursuant to his employment agreement, we granted Mr. Bouchard a nonqualified stock option to purchase 250,000 shares of our common stock (the “Bouchard Option”) at an exercise price of $8.89 per share. One-quarter of the options vested on November 1, 2008 and the remaining options will vest in equal annual installments on November 1, 2009, November 1, 2010 and November 1, 2011.
     Each of the stock option agreements entered into in connection with the August 2007 Options, the Transaction Bonus Options and the Bouchard Option provides that in the event that the applicable executive’s employment with us is terminated by us without “cause” (as defined therein) or by the executive for “good reason” (as defined therein) (or, in the case of Mr. Bosco with respect to the Transaction Bonus Options, Mr. Bosco’s service as an officer or director of the Company is terminated by us without “cause” as defined therein), such options shall vest with respect to the portion of the options that would have otherwise become vested during the twelve-month period immediately succeeding the date of such termination of employment had the executive remained employed by us during such period. In addition, each of the stock option agreements provides that in the event that the executive’s employment with us is terminated by reason of his death or “disability” (as defined therein) or by us without “cause” or by him for “good reason” (as defined therein) (or, in the case of Mr. Bosco with respect to the Transaction Bonus Options, Mr. Bosco’s service as an officer or director of the Company is terminated by the Company without “cause” as defined therein) during the twelve-month period immediately following a “change in control” (as defined in the Incentive Plan (see “Change of Control Provisions” below)), the stock options issued to such executive shall, to the extent not then vested, become fully vested.
     On January 8, 2009, the Compensation Committee granted Mr. Bosco a nonqualified stock option to acquire 600,000 shares of our common stock with an exercise price of $2.34 per share (“the Bosco Option”), which, subject to Mr. Bosco’s continued service with the Company as an officer or director, one-third of which will vest and become exercisable on each of the first, second and third anniversaries of the date of grant. The Bosco Option will become fully vested and exercisable upon the occurrence of any of the following: (i) a termination of Mr. Bosco’s employment by Opnext without “cause” (as such term is defined in Mr. Bosco’s option agreement (such agreement, the “Bosco Option Agreement”)), (ii) a termination of Mr. Bosco’s service as an employee and director by Opnext without “cause” (as such term is defined in the Bosco Option Agreement)) during the twelve-month period immediately following a “change in control” (as such term is defined in the Incentive Plan), (iii) a failure by the Board to nominate Mr. Bosco to stand for election to the Board at any meeting of our stockholders whereby Mr. Bosco’s term as director will expire if he is not reelected, (iv) a failure by our stockholders to reelect Mr. Bosco to the Board at any such meeting, or (v) the Board’s removal of Mr. Bosco as a member of the Board; provided, however, that no such accelerated vesting will occur pursuant to clause (iii), (iv) or (v) above if, at the time of such event, any of the events constituting “cause” as defined in Mr. Bosco’s stock option agreement have occurred. The Bosco Option will also become fully vested and exercisable if Mr. Bosco’s service with us is terminated by reason of his death or “disability” as defined in the Bosco Option Agreement.
     “Cause” is defined in the Bosco Option Agreement and the stock option agreement pursuant to which Mr. Bosco was granted his Transaction Bonus Option to mean “cause” as defined in any employment agreement then in effect between Mr. Bosco and us or if not defined therein or, if there shall be no such agreement, (i) Mr. Bosco’s engagement in misconduct which is materially injurious to us or any of our affiliates, (ii) Mr. Bosco’s continued failure to substantially perform his duties to us or any of our subsidiaries, (iii) Mr. Bosco’s repeated dishonesty in the performance of his duties to us or any of our subsidiaries, (iv) Mr. Bosco’s commission of an act or acts constituting any (x) fraud against, or misappropriation or embezzlement from us or any of our affiliates, (y) crime involving moral turpitude, or (z) offense that could result in a jail sentence of at least 30 days or (v) Mr. Bosco’s material breach of any confidentiality, non-solicitation, non-competition or inventions covenant entered into between the Mr. Bosco and us or any of our subsidiaries.
     “Cause” is defined in each of Mr. Bouchard’s, Mr. Chan’s and Mr. Nobile’s stock option agreement entered into in connection with the August 2007 Options, the Transaction Bonus Options and the Bouchard Option, as applicable, to mean the definition of such terms as defined in each such Named Executive Officer’s employment agreement then in effect. In the employment agreements for each of Mr. Bouchard, Mr. Chan and Mr. Nobile, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct tending to bring the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) breach of the proprietary information agreement he entered into in connection with his employment; (iv) fraud or embezzlement, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (v) egregious or bad faith performance of, or failure to perform, the duties of his position.
     “Disability” is defined in the Bosco Option Agreement and the stock option agreement entered into with Mr. Bosco’s Transaction Bonus Option to mean “disability” as defined in any employment agreement then in effect between the Mr. Bosco and us, or, if not defined therein or if there shall be no such agreement, as defined in our long-term disability plan as in effect from time to time, or if there shall be no plan or if not defined therein, Mr. Bosco’s becoming physically or mentally incapacitated and consequent inability for a period of six (6) months in any twelve (12) consecutive month period to perform his duties to us.
     “Disability” and “good reason” are each defined in Mr. Bouchard’s, Mr. Chan’s and Mr. Nobile’s stock option agreements entered into in connection with the August 2007 Options, the Transaction Bonus Options, and the Bouchard Option, as applicable, to mean the definition of such terms as defined in each such executive’s employment agreement then in effect. (See “Potential Payments upon Termination or Change in Control – Employment Agreements” above for definitions of such terms as applied to Messrs. Bouchard, Chan and Nobile).
     All of the August 2007 Options, the Transaction Bonus Options, the Bouchard Option and the Bosco Option could be subject to accelerated vesting. However, since March 31, 2009, the market price of our common stock has been below the strike price of all options issued in connection with the August 2007 Options, the Transaction Bonus Options, the Bouchard Option and the Bosco Option. As a result, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date.
     Except with respect to the option grants described above, all of the current stock options held by Messrs. Bosco, Bouchard, Chan, Dodani and Nobile are fully vested with no remaining acceleration benefits.
Restricted Stock Agreements
     Pursuant to his employment agreement, we granted Mr. Bouchard 40,000 shares of restricted stock at a purchase price of $0.01 per share. Pursuant to the terms of the restricted stock agreement and the employment agreement we entered into with Mr. Bouchard, one half of the shares of restricted stock vested on November 1, 2008 and the remainder of the shares are scheduled to vest on November 1, 2009, subject to his continued employment with us and also subject to accelerated vesting in the event of a termination of Mr. Bouchard’s employment by us without “cause” or by him for “good reason”, by reason of his death or “disability” or in the event of a “change in control” (as defined in the Incentive Plan (see “Change of Control Provisions” below)). (See “—Employment Agreement” above for definitions of “cause,” “good reason” and “disability” as applied to Mr. Bouchard.) The market value of Mr. Bouchard’s unvested shares of restricted stock as of March 31, 2009 was $34,200, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year-End.”
Change in Control Provisions
     Our Incentive Plan provides that, except as may otherwise be provided in a written agreement between the participant and us, in the event of a “Change in Control” of the Company (as defined below) in which awards under the Incentive Plan are not converted, assumed, or replaced by the successor, such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a Change in Control, the plan administrator may cause any and all awards outstanding under the Incentive Plan to terminate at a specific time in the future and will give each participant the right to exercise such awards during a period of time as the plan administrator, in its sole and absolute discretion, will determine.
     “Change in Control” is defined in the Incentive Plan to include each of the following:
•	A transaction or series of transactions (other than an offering of shares to the general public through a registration statement filed with the Securities and Exchange Commission) whereby any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, Hitachi, Ltd., an employee benefit plan maintained by the Company or any of its subsidiaries or a “person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company possessing more than 50% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition; or

•	During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) (other than a director designated by a person who shall have entered into an agreement with the Company to effect a transaction described in the Incentive Plan) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

•	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or stock of another entity, in each case other than a transaction:
•	Which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such person, the “Successor Entity”)) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

•	After which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of the Successor Entity; provided, however, that no person or group shall be treated as beneficially owning 50% or more of combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction; or
•	The Company’s stockholders approve a liquidation or dissolution of the Company.

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
     Severance Benefits. With the exception of Mr. Bosco, our Named Executive Officers are entitled to certain severance payments and benefits in the event of a termination without “cause” and, in certain instances, for resignation for “good reason.” For a detailed discussion of such severance compensation and benefits, please see the descriptions under the headings “Executive Compensation—Employment Agreements” and “Executive Compensation—Potential Payments upon Termination or Change of Control.” Our philosophy is to provide severance packages that we believe enable the Company to retain qualified executives, maintain a stable work environment for the Named Executive Officers and provide economic security to the executives in the event of certain terminations of employment. Our severance arrangements are designed to limit distractions to the Named Executive Officers in the performance of their duties and allow the executives to focus on achieving superior company performance and building stockholder value. We believe that it is important to provide severance payments in both the event of actual termination and in the event of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages would risk that an acquirer of us could avoid paying severance by fostering a non-conducive work environment for the executives, thereby ensuring their voluntary exit.
     Change of Control. Prior to the August 2007 Options, the terms of nonqualified stock option agreements we entered into with the Named Executive Officers pursuant to the Incentive Plan provided that in the event of a change of control and a termination of employment within six months of such change of control, either by us other than for “cause” or “disability” or by the participant for “good reason”, the unvested stock options of each Named Executive Officer immediately became fully vested and exercisable. (Please see “Executive Compensation—Potential Payments upon Termination or Change of Control” for definitions of “cause”, “disability” and “good reason”.) This approach to compensation in the event of a change of control is sometimes referred to as a “double-trigger” because the intent is to provide appropriate benefits in the event of a termination following a change of control, rather than to provide a change of control bonus. The Incentive Plan is intended to focus each employee, including each Named Executive Officer, on completing a transaction that will be in the best interests of our stockholders rather than on concerns about future employment.
     All of the August 2007 Grants, the Transaction Bonus Options, the Bouchard Option and the Bosco Option could be subject to accelerated vesting upon a change of control and a subsequent termination of employment or service, as the case may be, within twelve months following such change in control. For a detailed discussion of such accelerated vesting provisions in each of the stock option agreements, please see the descriptions under the heading “Executive Compensation—Potential Payments upon Termination or Change of Control.” However, since as of March 31, 2009, the market price of our common stock was below the strike price of all options issued in connection with the August 2007 Grants, the Transaction Bonus Options, the Bouchard Option and the Bosco Option. As a result, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date. Except with respect to these option grants, all of the current stock options held by the Named Executive Officers are fully vested with no remaining acceleration benefits.
     Pursuant to his employment agreement, we granted Mr. Bouchard 40,000 shares of restricted stock at a purchase price of $0.01 per share. Pursuant to the terms of the restricted stock agreement and the employment agreement we entered into with Mr. Bouchard, one half of such shares of restricted stock vested on November 1, 2008 and the remainder will vest on November 1, 2009, subject to accelerated vesting in the event of a “change in control” (as defined in the Incentive Plan). The market value of Mr. Bouchard’s unvested shares of restricted stock as of March 31, 2009 was $34,200, as listed in the table under the caption, “Outstanding Equity Awards at Fiscal Year End.”
     No other Named Executive Officer has restricted stock subject to accelerated vesting in the event of termination following a change of control.

Change of Control Table
     The table below assumes that a termination of employment or change of control occurred on March 31, 2009, the last business day of our last completed fiscal year. For purposes of estimating the value of amounts of equity compensation to be received in the event of termination or change of control, we have assumed a price per share of our common stock of $1.71, which represents the closing market price of our common stock as reported on the NASDAQ on March 31, 2009. In the event employment of each of our Named Executive Officers were terminated as of March 31, 2009, the value of equity compensation to be received with respect to accelerated stock options would have been zero as the exercise price of all grants exceeded the market price of our common stock on such date (other than stock options granted to Mr. Dodani, which options became fully vested on such date).

	Executive
	benefits and	Termination		Termination
	payments	due to		by Us Other	Resignation
	upon	Death or	Termination	than for	with Good	Change in
Name	termination	Disability	for Cause	Cause	Reason	Control
Harry L. Bosco	Severance payment	$0	$0	$0	$0	$0
	Accelerated shares	$0	$0	$0	$0	$0

Gilles Bouchard	Severance payment	$0	$0	$400,000	$400,000	$0
	Accelerated shares(1)	$34,200	$0	$34,200	$34,200	$34,200

Michael C. Chan	Severance payment	$0	$0	$360,000	$360,000	$0
	Accelerated shares	$0	$0	$0	$0	$0

Shrichand Dodani	Severance payment	$0	$0	$0	$0	$0
	Accelerated shares	$0	$0	$0	$0	$0

Robert J. Nobile	Severance payment	$0	$0	$265,000	$265,000	$0
	Accelerated shares	$0	$0	$0	$0	$0

(1)	Represents the acceleration of vesting on 20,000 unvested shares of restricted stock as of March 31, 2009 valued at $1.71 per share.

DIRECTOR COMPENSATION
     The Incentive Plan provides for the following equity compensation to our non-employee directors:
•	The automatic one-time grant of restricted stock units to each individual who is newly elected as an “independent director” (as defined in the Incentive Plan) on the date of his or her election to the Board in an amount equal to $35,000 divided by the fair market value of a share of our common stock on the date of grant (the “Initial Grant”). Subject to the director’s continued service with the Company, this Initial Grant vests in full on the one-year anniversary of the date of grant.

•	The grant of 3,193 restricted stock units on December 12, 2007 to each individual who was initially elected as an independent director during the period commencing on February 1, 2007 and ending on December 12, 2007. Subject to the director’s continued service with the Company, these grants vested in full on the one-year anniversary of the date of grant.

•	The grant of restricted stock units on the date of each annual meeting to each individual who is elected as an independent director at such meeting of stockholders or who otherwise continues to be an independent director immediately following such meeting in an amount equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of such meeting (the “Annual Grant”). Subject to the director’s continued service with the Company, this Annual Grant vests in full on the one-year anniversary of the date of grant. In the event that a newly elected independent director is first elected to the Board on a date other than the date of the annual meeting, then, in addition to the Initial Grant, such director will receive a pro rata grant equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of his or her election, prorated for the period between the date of the immediately preceding annual meeting and the date of such director’s election to the Board (the “Pro Rata Grant”). Subject to the director’s continued service with the Company, this Pro Rata Grant vests in full on the one-year anniversary of the immediately preceding annual meeting. An individual who is initially elected as an independent director at an annual meeting will receive both an Initial Grant and an Annual Grant, but not a Pro Rata Grant, on the date of his or her election to the Board.
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
     In addition, each non-employee director of the Company receives the following cash compensation:

Board Service
Annual Retainer:	$25,000
Meeting Fees:	$1,500 per meeting
Committee Service
Audit Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting
Compensation Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting
Nominating/Corporate Governance Committee
Chair Annual Retainer:	$2,500
Meeting Fees:	$1,000 per meeting

Non-employee directors receive an annual cash retainer of $25,000 as fees related to their service on the Board which is paid in quarterly installments of $6,250. The Chairmen of the Audit and Compensation Committees receive an annual retainer of $5,000 in addition to the foregoing retainer of $25,000. The Chairman of the Nominating/Corporate Governance Committee receives an annual retainer of $2,500 in addition to the foregoing retainer of $25,000. Non-employee directors are reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings. Directors who are also employed by the Company do not receive any compensation for their services as directors. Effective April 1, 2009, members of the Board agreed to a ten percent reduction to their cash compensation for a period of not less than six months in order to reduce our cost structure and operating expenses.

Director Compensation Table
     The following table shows compensation of the non-employee members of our Board for the fiscal year ended March 31, 2009. Any board member who is also an employee of the Company does not receive separate compensation for service on the Board.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Director	Cash	Awards(1)	Awards	Compensation	Earnings	Compensation		Total
Charles J. Abbe	$7,194	$14,804						$21,998
Kendall W. Cowan	$77,000	$41,964	$0	$0	$0		$0	$118,964
Isamu Kuru	$48,543	$41,964	$0	$0	$0	$		$90,507
David Lee	$53,500	$23,935	$0	$0	$0	$		$77,435
Ryuichi Otsuki(2)	$0	$0	$0	$0	$0		$850	$850
John F. Otto, Jr.	$77,000	$41,964	$0	$0	$0	$		$118,964
Philip F. Otto	$7,194	$14,804						$21,998
Naoya Takahashi(2)	$0	$0	$0	$0	$0		$850	$850

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended March 31, 2009 in accordance with the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for the fair value of restricted stock and/or restricted stock units awarded to the non-employee directors. The fair value is calculated using the closing price of our common stock on the grant date for the shares awarded. The reported amounts reflect the Company’s stock-based compensation expense for these awards and do no correspond to the actual value that might be recognized by such directors.

(2)	Mr. Otsuki and Dr. Takahashi have declined compensation pursuant to our director compensation program for their services as directors apart from compensation, in each case, in an amount equal to the tax liability with respect to any amounts deemed constructively received by them plus the fees of an accounting firm engaged to prepare and file the tax returns associated with such amounts.
Compensation Committee Interlocks and Insider Participation
     As of March 31, 2009, our Compensation Committee consisted of Mr. John F. Otto, Jr., Dr. Lee, Mr. Cowan and Dr. Kuru. Effective as of April 1, 2009, the composition of the Compensation Committee consists of Mr. John F. Otto, Jr., Dr. Lee, Mr. Cowan and Mr. Philip Otto. None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Compensation Committee Report*
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Compensation Committee
of the
Board of Directors
John F. Otto, Jr., Chairman
Kendall W. Cowan
Dr. David Lee
Philip Otto

*	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Amendment No. 1 to our Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.
July 29, 2009

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table provides information as of July 27, 2009 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans.
Equity Compensation Plan Information

Number of securities
remaining
available for future
issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,749,161	$8.05	8,099,071
Equity compensation plans not approved by security holders	—	—	—
Total	10,749,161	$8.05	8,099,071
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2009, by:
•	each director and nominee;
•	our Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person known by us to beneficially own more than 5% of our common stock.
     The address for each of the individuals listed under “Directors and Named Executive Officers” in the table below is Opnext, Inc., 46429 Landing Parkway, Fremont, California 94538.

	Common Stock
	Beneficially Owned
	(1)(2)
Name of Beneficial Owner	Number of		Percent
5% Stockholders	Shares		of Total
Hitachi, Ltd.	29,343,334	(3)	33.4%
Clarity Partners, L.P.	7,527,420	(4)(5)	8.6%
Clarity Opnext Holdings II, LLC
Clarity Management, L.P.
Marubeni Corporation	7,500,000	(6)	8.5%
Marubeni America Corporation
Directors and Named Executive Officers
Harry L. Bosco	160,782	(7)	*
Dr. David Lee	7,527,420	(5)	8.6%
Shinjiro Iwata	0		*
Charles J. Abbe	0		*
John F. Otto, Jr.	2,281		*
Philip F. Otto	0		*
Kendall W. Cowan	2,281		*
Dr. Isamu Kuru	2,281		*
Ryuichi Otsuki	0		*
William F. Smith	0		*
Robert J. Nobile	102,556	(8)	*
Michael C. Chan	275,833	(9)	*

	Common Stock
	Beneficially Owned
	(1)(2)
Name of Beneficial Owner	Number of		Percent
5% Stockholders	Shares		of Total
Gilles Bouchard	105,368	(10)	*
Shrichand Dodani	1,403,851	(11)	1.6%
All directors and executive officers as a group (19 individuals)	9,962,549	(5)(6)(7)	11%

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules of the SEC, and includes voting or investment power with respect to the securities. Information in this table is based on our records and information provided by directors, nominees, Named Executive Officers, executive officers and in information filed with the SEC. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, including shares held in trust.

(2)	The number of shares of common stock outstanding used in calculating the percentage for each listed person is based on 88,656,447 shares of our common stock outstanding as of June 30, 2009, and also includes, with respect to each person, the shares of common stock underlying options held by that person that were exercisable as of June 30, 2009 or within 60 days of such date, but excludes shares of common stock underlying options held by any other person and any vested and unvested restricted stock units that are deliverable on a date that is at least 60 days following the record date.

(3)	Based upon a Form 3, as amended, dated as of February 19, 2007, and a Form 4, dated as of February 16, 2007, as filed with the SEC by Hitachi, Ltd. reporting ownership of these shares as of those dates. This figure includes 1,010,000 shares of common stock obtainable within 60 days by the exercise of stock options. The address of Hitachi, Ltd. is 6-6, Marunouchi 1-chome, Chiyoda-ku, Tokyo 100-8280 Japan.

(4)	The address of Clarity Partners, L.P., Clarity Opnext Holdings II, LLC and Clarity Management, L.P. is 100 North Crescent Drive, Beverly Hills, CA 90210.

(5)	Based upon a Form 3 filed with the SEC on February 7, 2008, and Form 4s as filed by each of David Lee, Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC on February 7, 2008, Clarity Partners L.P. holds 4,229,114 shares and Clarity Opnext Holdings II, LLC holds 3,298,306 shares. These figures include 1,000,000 shares of common stock obtainable within 60 days by the exercise of stock options. Clarity GenPar, LLC is the general partner of Clarity Partners, L.P. and Clarity Partners, L.P. is the managing member of Clarity Opnext Holdings II, LLC. Clarity Management, LLC is the general partner of Clarity Management, L.P. (together with Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC, the “Clarity Entities”). Because Dr. David Lee is a managing member of Clarity GenPar, LLC and Clarity Management, LLC, he may be deemed to be the beneficial owner of the shares held by the Clarity Entities, which he disclaims except to the extent of his pecuniary interest therein.

(6)	Of the 7,500,000 shares reported as beneficially owned by Marubeni Corporation, 6,000,000 shares are owned directly by Marubeni Corporation and 1,500,000 shares are owned directly by Marubeni America Corporation, a wholly-owned subsidiary of Marubeni Corporation. The address of Marubeni Corporation is 4-2, Ohtemachi 1-Chome, Chiyoda-Ku, Tokyo, MO 100-8088 and the address of Marubeni America Corporation is 450 Lexington Avenue, 35th Floor, New York, New York 10017.

(7)	Includes 55,782 shares of common stock granted as restricted stock on November 1, 2004, 33,333 shares of which vested on February 20, 2008 and 22,449 shares of which vested on February 20, 2009. The remaining shares consist of 5,000 shares of common stock purchased on the open market and 100,000 shares of common stock obtainable within 60 days by the exercise of stock options.

(8)	Includes 10,056 shares of common stock granted as restricted stock on July 1, 2004, 5,028 shares of which vested on February 20, 2008 and 5,028 shares of which vested on February 20, 2009. The remaining shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(9)	Includes 25,000 shares of common stock granted as restricted stock on July 1, 2004, 12,500 shares of which vested on February 20, 2008 and 12,500 shares of which vested on February 20, 2009. The remaining shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(10)	Represents 62,500 shares of common stock granted in connection with Mr. Bouchard’s employment agreement, 12,868 shares of restricted stock which vested on November 1, 2008. The remaining 30,000 shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(11)	Represents (i) 101,626 shares of common stock issued to Mr. Dodani pursuant to the terms of the Merger Agreement, (ii) 272,734 shares of common stock held in the Employee Liquidity Bonus Plan and vested on January 31, 2009, (iii) 818,200 shares of common stock representing Mr. Dodani’s current 28.54% interest in the Employee Liquidity Bonus Plan, which percentage interest is subject to increase upon a forfeiture by other participants in the Employee Liquidity Bonus Plan and (iv) 200,000 shares of common stock obtainable within 60 days by the exercise of stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     There are no family relationships among any of the Company’s directors or executive officers. The Audit Committee regularly reviews the transactions of each director and executive officer to determine if there are any circumstances that would require disclosure as a related person transaction in the Company’s public filings. All such related person transactions must be approved by the Audit Committee, as stated in the Audit Committee Charter.
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
     Pursuant to the terms of such Intellectual Property License Agreement, Hitachi covenants not to sue Opnext Japan, us or sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement.
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
     Pursuant to the terms of such Intellectual Property License Agreement, Hitachi covenants not to sue Opto Device, us or sublicensees of Opto Device, and Opto Device covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opto Device or the Company, and not to customer products or methods that incorporate products of Opto Device or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opto Device under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. Pursuant to the merger of Opto Device into Opnext Japan on March 31, 2003, this agreement was assumed by Opnext Japan.
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

     Pursuant to the terms of such Intellectual Property License Agreement, Hitachi Communication covenants not to sue Opnext Japan or us or any sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi Communication or its wholly owned subsidiaries, or Hitachi Communication’s sublicensees, for infringement of any intellectual property related to Opnext Japan’s business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi Communication’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi Communication that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of such breach, the other party may terminate its obligation to license intellectual property under the agreement, and if it elects to exercise such option, it is obligated to negotiate in good faith the terms of a new license agreement for the same intellectual property on commercially reasonable terms. On July 1, 2009, Hitachi Communication Technologies, Ltd. merged with Hitachi, Ltd. and the agreement was assumed by Hitachi, Ltd. All terms and conditions of the agreement remain unchanged.
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
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a Research and Development Agreement pursuant to which Hitachi provides research and development support to Opnext Japan and/or its affiliates. The agreement was amended on October 1, 2002 to include Opto Device under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to Opto Device’s business. Under the agreement, Hitachi supports research and development projects requested by Opnext Japan. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, Opnext Japan will own it provided Opnext Japan funds 100% of the costs of the research, or will be a joint owner where it funds 50% or more of the costs of the research or provides other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan licenses to Hitachi and its wholly owned subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. The research and development expenditures relating to the agreement are generally negotiated semi-annually on a fixed fee project basis and were $5.8 million for the fiscal year ended March 31, 2009.
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
Opnext Japan Outsourcing Agreement
     Opnext Japan and Hitachi, Ltd. are parties to an Outsourcing Agreement, which requires Hitachi to provide services, including administrative services in the areas of human resources, finance and accounting, information systems, procurement, and other general support. Hitachi may provide the services through third party subcontractors. Fees for the services are adjusted every six months based on volume forecasts submitted by Opnext Japan and fees submitted by Hitachi for discussion between the parties. Unless otherwise mutually agreed, volume forecasts and fees submitted by each party will apply for the upcoming period. Specific charges for such services amounted to $1.9 million for the fiscal year ended March 31, 2009. Each party indemnifies the other party against third party claims resulting from such party’s gross negligence or willful misconduct. Each party’s liability for damages arising out of the agreement is limited to an amount equal to payments made by Opnext Japan to Hitachi for the services during the nine months prior to the first claim. By mutual agreement of the parties, the agreement was terminated on July 31, 2008.
Opnext Preferred Provider Agreement
     The Company and Hitachi, Ltd. were parties to a Preferred Provider Agreement which terminated on July 31, 2008 by mutual agreement of the parties. Pursuant to the terms of such Preferred Provider Agreement, Hitachi agreed to purchase all of its requirements with respect to optoelectronic components from us; provided that: (i) such components met Hitachi’s specifications and delivery requirements; (ii) we gave Hitachi the most favorable aggregate price for comparable components and comparable volumes, and (iii) such obligation was subject to Hitachi’s product requirements. Hitachi’s obligation to purchase these products from us was excused when customers required that products be sourced from multiple vendors or from vendors unaffiliated with the Company, when prudent business practices required Hitachi to maintain a second supply source, or when the Company was unable to meet Hitachi’s or its customers’ requirements for technical support, technical data, or time to market for new products. The terms for procuring such components were set forth in the Opnext Japan Procurement Agreement described below. Each party’s liability for damages arising out of the agreement during any twelve-month period was limited to $36.0 million U.S. dollars, except in connection with a breach of a party’s confidentiality obligations.
     Although this agreement was terminated, we have continued to sell to Hitachi and its subsidiaries under the arrangements established by this agreement and the Opnext Japan Procurement Agreement, as described below. Sales under these arrangements were $19.5 million for the year ended March 31, 2009. At March 31, 2009, we had accounts receivable from Hitachi and its subsidiaries of $3.5 million.
Opnext Japan Procurement Agreement
     Opnext Japan and Hitachi, Ltd. are parties to a Procurement Agreement pursuant to which, each month, Hitachi provides a rolling three-month forecast of Hitachi’s purchase plans with respect to products and components of Opnext Japan or any other Opnext entity. The forecast for the first two months is a firm and binding commitment to purchase. Pricing is negotiated semiannually, but Opnext Japan commits to provide Hitachi with prices that are at least as favorable as the lowest aggregate prices Opnext Japan provides to other customers for comparable products and volumes. Opnext Japan indemnifies Hitachi against claims arising out of or resulting from any product defects. With respect to infringement of third party intellectual property rights, Hitachi is responsible where the infringement is caused by a product design as of July 31, 2001, or by any intellectual property assigned or licensed by Hitachi to us, and Opnext Japan is responsible where the infringement is caused by new product designs or any other intellectual property. Each party’s liability for damages arising out of the agreement during any twelve-month period is limited to $36.0 million U.S. dollars, except in connection with a breach of the limitations on assignment. By mutual agreement of the parties, the agreement was terminated on July 31, 2008.

Opnext Raw Materials Supply Agreement
     The Company and Hitachi, Ltd. were parties to a Raw Materials Supply Agreement that terminated on July 31, 2008 by mutual agreement of the parties. Under the terms and conditions of such Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by us laser chips and other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for our production of optoelectronics components. Pricing was negotiated between the parties, but Hitachi was obligated to provide prices that were no greater than the lowest aggregate price Hitachi charged similarly situated customers. For raw materials Hitachi purchased from third parties, Hitachi charged us the prices paid by Hitachi, net of any discounts obtained by Hitachi. Each party’s liability for damages arising out of the agreement during any twelve-month period was limited to $24.0 million U.S. dollars or the aggregate dollar amount of materials projected to be purchased by us under the agreement in the following twelve-month period, whichever was greater, except where Hitachi divested its telecommunications division and the acquirer did not agree to assume Hitachi’s obligations under this agreement as they relate to the raw materials.
     Although this agreement was terminated, we have continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $40.2 million for the fiscal year ended March 31, 2009. At March 31, 2009, we had accounts payable to Hitachi and its subsidiaries of $6.1 million.
Opnext Logistics and Distribution Agreements
     We entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to us and our subsidiaries logistic services such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses were $2.6 million for the year ended March 31, 2009 in connection with the agreement.
     We sell our products directly to end users and through distributors. For the year ended March 31, 2009, certain subsidiaries of Hitachi acted as our distributors in Japan. In 2003, Opnext Japan entered into distribution agreements with Hitachi High Technologies, Renesas Technology Sales and Renesas Devices Sales which is a subsidiary of Renesas Technology Sales. These agreements were entered into for an initial one-year term and are automatically renewable for one-year periods. Such agreements are basic distributor contracts. Sales pursuant to these agreements were $8.8 million for the fiscal year ended March 31, 2009.
Software User License Agreement with Renesas Technology
     Opnext Japan and Renesas Technology, one of Hitachi’s subsidiaries, are parties to a software user license agreement, pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive royalty-free, fully paid-up right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires October 20, 2009.
Lease Agreement with Hitachi
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan, pursuant to a lease agreement entered into between Opnext Japan and Hitachi. The original term of the lease was for one year and began on February 1, 2001. In 2002, Hitachi assigned the lease to Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi. An amendment was thereafter entered into between Hitachi Communication Technologies, Ltd. and Opnext Japan, which, among others, modified the premises covered under the lease and according to which approximately 115,852 square feet (10,763 square meters) are now leased to Opnext Japan. A subsequent amendment was entered into between Hitachi Communication Technologies, Ltd. and Opnext Japan to extend the term of the lease. Pursuant to this amendment, the lease will terminate on September 30, 2011 and will be renewable for successive one-year terms, provided that neither party notifies the other of its contrary intention. On July 1, 2009, Hitachi Communication Technologies, Ltd. merged with Hitachi, Ltd. and the agreement was assumed by Hitachi, Ltd. All terms and conditions of the agreement remain unchanged.

     The lease payments for these premises were $689,000 for the year ended March 31, 2009.
Lease Agreement with Renesas Technology
     Opnext Japan leases certain manufacturing and administrative premises located in Komoro, Japan, from Reneses Technology, a wholly owned subsidiary of Hitachi, pursuant to a lease agreement initially entered into on October 1, 2002. The lease agreement will terminate on March 31, 2011, with an automatic five-year extension, subject to either party’s contrary intent. Under this agreement, Renesas Technology has the option to increase the rent upon the occurrence of certain circumstances during the term of the lease.
     The lease payments for these properties were $65,000 for the year ended March 31, 2009.
Lease Agreement with Chuo Shoji
     Chuo Shoji, Ltd., or Chuo Shoji, one of Hitachi’s subsidiaries, leases office space located in Chiyoda-ku (Tokyo), Japan to Opnext Japan. The building is owned by Tokyo Tatemono Co., Ltd. (“Tokyo Tatemono”), and leased to Chuo Shoji. The term of the lease agreement automatically renews for successive periods of two years unless either party gives notification to terminate the lease to the other party six months or more prior to the end of then current term. The current term expires on June 11, 2010. Opnext Japan executed a letter of guarantee for the benefit of Tokyo Tatemono, according to which the lease agreement between Opnext Japan and Chuo Shoji shall be terminated and Opnext Japan shall vacate the premises in the event that the lease agreement between Chuo Shoji and Tokyo Tatemono is terminated.
     The annual lease payment under this agreement was $127,000 for the fiscal year ended March 31, 2009.
Lease Agreement with Hitachi Europe GmbH
     Opnext GmbH is party to a lease agreement with Hitachi Europe GmbH under which Hitachi Europe GmbH leases office space and other services to Opnext Germany GmbH in Munich, Germany. The agreement became effective on December 1, 2001 and remains in force unless and until terminated by either party. Under this agreement, Opnext GmbH pays for the cost of the actual occupied office space and reimburses Htiachi Europe GmbH for various costs that Hitachi Europe GmbH incurs in providing certain services. This agreement was terminated on October 31, 2008.
The lease payment under this agreement were $60,000 for the fiscal year ended March 31, 2009.
Opnext Japan Secondment Agreement
     Opnext Japan, Inc. and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals, which provides for the details of the secondment of Hitachi employees to Opnext Japan, Inc. Hitachi is entitled to terminate the secondment agreements at any time.
     As of March 31, 2009, there were seven seconded employees. Expenses associated with these employees were $977,000 for the fiscal year ended March 31, 2009.
Opto Device Secondment Agreements
     Opto Device entered into one-year secondment agreements respectively with Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS, one of Hitachi’s wholly owned subsidiaries, respectively, effective October 1, 2002 with automatic annual renewals. Hitachi and HTS are each entitled to terminate the secondment agreements at any time.
     As of March 31, 2009, there was one seconded employee. Expenses associated with this employee were $144,000 for the year ended March 31, 2009.
Capital Leases with Hitachi Capital Corporation

     Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. For the fiscal year ended March 31, 2009, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $32.8 million. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment as stated in the lease contracts.
Director Independence
     The Board has determined that seven of our non-employee directors are independent under the listing standards of NASDAQ and pursuant to the Company’s criteria described in the next paragraph. The independent directors are Mr. Cowan, Chairman of the Audit Committee, Mr. John F. Otto, Jr., Chairman of the Compensation Committee, Dr. Lee, Co-Chairman of the Board and Chairman of the Nominating/Corporate Governance Committee, Mr. Abbe, Dr. Kuru, Mr. Philip F. Otto and Mr. Smith. The Company’s Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee each consist entirely of independent directors under the listing standards of NASDAQ and pursuant to the Company’s criteria described in the next paragraph.
     In making its independence determinations, the Board considered any transactions and relationships between the director, or any member of his immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, Company records and publicly available information. Specifically, the Board considered the following types of relationships and transactions: (i) principal employment of, and other public company directorships held by, each non-employee director; (ii) contracts or arrangements that are ongoing or that existed during any of the past three fiscal years between the Company and/or its subsidiaries or affiliates and any entity for which the non-employee director, or his immediate family member, is an executive officer or greater-than-10% shareholder; and (iii) contracts or arrangements that are ongoing or that existed during any of the past three fiscal years between the Company and/or its subsidiaries or affiliates and any other public company for which the non-employee director serves as a director. In each instance, the Board determined that no such relationships or transactions existed.

Item 14.	Principal Account Fees and Services.
Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
     The following summarizes the aggregate fees paid to Ernst & Young LLP, the Company’s registered independent accounting firm, for the fiscal years ended March 31, 2009 and 2008:

	Year Ended
	March 31, 2009	March 31, 2008
Audit Fees(1)	$1,105,000	$850,000
Audit-Related Fees(2)	281,039	236,500
Tax Fees (3)	96,445	189,245
Total Fees	$1,482,484	$1,275,745

(1)	Audit fees consist primarily of fees billed in connection with the annual audit of the consolidated financial statements of Opnext, Inc. and its subsidiaries, including review of the consolidated unaudited quarterly financial statements by Ernst & Young, LLP and the fees billed in connection with Ernst & Young LLP’s report on internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements of Opnext, Inc. and its subsidiaries, including review services performed in connection with the Company’s Registration Statement on Form S-4 and other matters related to the StrataLight acquisition, during the year ended March 31, 2009.

(3)	Tax fees consist of fees billed for professional services rendered for tax-related matters associated with Opnext Germany GmbH, transfer pricing analyses and documentation and miscellaneous tax-related consultations.
     From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, the Audit Committee has approved all audit and permissible non-audit services prior to such services being provided by Ernst & Young. The Audit Committee, or one or more of its designated members that granted authority by the Audit Committee, meets to approve each audit or non-audit service prior to the engagement of

Ernst & Young for such service. Each such service approved by one or more of the authorized and designated members of the Audit Committee is presented to the entire Audit Committee at a subsequent meeting, subject to the de minimis exception for non-audit services.
Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors
     Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of the services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year ended March 31, 2009, all services were pre-approved in accordance with these procedures.
July 29, 2009
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
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
     (a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

Exhibit
No.	Description of Document
10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29*+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.

10.30*	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.

10.31*	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.

10.32*	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.

10.33*+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.

21*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.
	By:	/s/ Gilles Bouchard
Gilles Bouchard, President,
Chief Executive Officer and Director

	By:	/s/ Robert J. Nobile
Robert J. Nobile, Chief Financial Officer and
Dated: July 29, 2009		Senior Vice President, Finance

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

Director and Chairman of the Board
* Harry L. Bosco

Director and Co-Chairman of the Board
* Dr. David Lee

Director
* Charles J. Abbe

Director
* Kendall W. Cowan

Director
* Shinjiro Iwata

Director
* Dr. Isamu Kuru

Director
* Ryuichi Otsuki

Director
* John F. Otto, Jr.

Director
* Philip F. Otto

Director
* William L. Smith

* By /s/ Robert J. Nobile Attorney-in-fact
Dated: July 29, 2009

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives. (1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement. (4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended. (1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

Exhibit
No.	Description of Document
10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29*+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.

10.30*	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.

10.31*	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.

10.32*	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.

10.33*+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.

21*	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (set forth on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.