Form 10-Q
period 2009-06-30
OPNEXT INC
filed 2009-08-10
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

46429 Landing Parkway,
Fremont, California (Address of principal executive offices)	94538 (Zip Code)
(510) 580-8828
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 6, 2009, 88,656,447 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Opnext, Inc.
Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(in thousands, except share and per share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $6,330 and $6,328 of restricted cash at June 30 and March 31, 2009, respectively	$165,258	$168,909
Trade receivables, net, including $5,496 and $3,483 due from related parties at June 30 and March 31, 2009, respectively	60,047	63,961
Inventories	106,400	101,610
Prepaid expenses and other current assets	4,381	3,708

Total current assets	336,086	338,188
Property, plant, and equipment, net	69,463	71,966
Purchased intangibles	31,580	39,239
Other assets	362	371

Total assets	$437,491	$449,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $4,934 and $6,052 due to related parties at June 30 and March 31, 2009, respectively	$45,871	$38,356
Accrued expenses	33,272	33,190
Short-term debt	20,789	20,243
Capital lease obligations	11,283	11,388

Total current liabilities	111,215	103,177
Capital lease obligations	19,589	21,402
Other long-term liabilities	4,999	4,648

Total liabilities	135,803	129,227

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,130,377, outstanding 88,656,447, net of 51,508 shares of treasury stock at June 30 and March 31, 2009	730	730
Additional paid-in capital	711,685	708,588
Accumulated deficit	(418,349)	(394,632)
Accumulated other comprehensive income	7,622	5,851

Total shareholders’ equity	301,688	320,537

Total liabilities and shareholders’ equity	$437,491	$449,764

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008

Sales, including $6,109 and $5,475 to related parties for the three-month periods ended June 30, 2009 and 2008, respectively	$85,309	$84,237
Cost of sales	67,118	57,106
Amortization of acquired developed technology	1,445	—

Gross margin	16,746	27,131
Research and development expenses, including $925 and $1,529 from related parties for the three-month periods ended June 30, 2009 and 2008, respectively	19,064	10,274
Selling, general and administrative expenses, including $809 and $337 from related parties for the three-month periods ended June 30, 2009 and 2008, respectively	14,449	14,655
Amortization of purchased intangibles	6,214	—

Operating (loss) income	(22,981)	2,202
Interest (expense) income, net	(93)	942
Other expense, net	(628)	(535)

(Loss) income before income taxes	(23,702)	2,609
Income tax expense	(15)	—

Net (loss) income	$(23,717)	$2,609

Net (loss) income per share:
Basic	$(0.27)	$0.04
Diluted	$(0.27)	$0.04
Weighted average number of shares used in computing net (loss) income per share:
Basic	88,656	64,623
Diluted	88,656	64,666
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(23,717)	$2,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,724	3,064
Amortization of purchased intangibles	7,659	—
Compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	1,518	—
Compensation expense associated with stock option issuances	1,647	1,102
Changes in assets and liabilities:
Trade receivables, net	5,059	(5,609)
Inventories	(2,919)	270
Prepaid expenses and other current assets	(834)	(2,695)
Other assets	(80)	—
Trade payables	6,840	2,422
Accrued expenses and other liabilities	(39)	(1,074)

Net cash provided by operating activities	858	89

Cash flows from investing activities
Capital expenditures	(1,722)	(466)

Net cash used in investing activities	(1,722)	(466)

Cash flows from financing activities
Short-term debt payments, net	—	(3,780)
Payments on capital lease obligations	(2,789)	(1,761)
Exercise of stock options	—	6

Net cash used in financing activities	(2,789)	(5,535)
Effect of foreign currency exchange rates on cash and cash equivalents	2	(1,197)

Decrease in cash and cash equivalents	(3,651)	(7,109)
Cash and cash equivalents at beginning of period	168,909	221,686

Cash and cash equivalents at end of period	$165,258	$214,577

Non-cash financing activities
Capital lease obligations incurred	$(109)	$(1,973)
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
1. Background and Basis of Presentation
Opnext, Inc. and subsidiaries (which may be referred to in this report as “OPI,” “Opnext,” “Company,” “we,” and “our”) is a leading designer and manufacturer of optical subsystems, optical modules and components that enable high-speed telecommunications and data communications networks, as well as lasers and infrared LEDs for industrial and commercial applications.
On January 9, 2009, the Company completed its merger with StrataLight Communications, Inc. (“StrataLight”), a leading supplier of 40Gbs optical subsystems for use in long-haul and ultra-long-haul communication networks. The aggregate consideration consisted of approximately 24,545 shares of the Company’s common stock and $47,946 in cash, including the impact of net purchase price adjustments pursuant to the terms of the merger agreement entered into in connection with such merger.
2. Summary of Significant Accounting Policies
The financial information for the Company as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on June 15, 2009 and Form 10-K/A filed on July 29, 2009 for the fiscal year ended March 31, 2009.
Property, Plant, and Equipment and Internal Use Software
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years. Estimated useful lives for machinery, electronic and other equipment range from three to ten years. Property, plant and equipment include those assets under capital lease and the associated accumulated amortization. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred.
Pursuant to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three to seven years. Costs for maintenance and training, as well as the cost of software that does not add functionality to an existing system, are expensed as incurred.
Other Intangible Assets
Other intangible assets consist of developed product research, order backlog and customer relationships and are being amortized on a straight-line basis over their estimated useful lives of five years, three years, and seven months, respectively.
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for trade receivables, trade payables, accrued expenses and short-term debt approximate fair value due to the immediate to short-term maturity of these financial instruments.
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which allows entities to defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, such as the annual impairment tests for goodwill and indefinite lived intangible assets. The Company elected the deferral for non-financial assets and liabilities. The effect of adopting this standard did not have a significant impact on the Company’s consolidated financial statements.
SFAS No. 157 establishes a three-level fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed, and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The three levels prioritize the inputs based on reliability as follows:
•
Level 1 —Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets are prepared on an individual asset basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar assets in active and inactive markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
As of June 30 and March 31, 2009, the Company had $89,400 and $134,774, respectively, of money market funds that were recorded at fair value based on Level 1 quoted market prices classified as cash and cash equivalents. At March 31, 2009, the Company had three forward foreign currency exchange contracts classified in accrued expenses that were recorded at a fair value of $60 based on Level 3 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers.
Recently Issued Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance on establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 18 of the unaudited consolidated financial statements for the required SFAS No. 165 disclosures.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
3. Restructuring Charges
As of June 30, 2009, in connection with the acquisition of StrataLight, the Company recorded liabilities of $1,224 under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The accrual included severance and related benefit charges of $479 resulting from workforce reductions across the Company and facility consolidation charges of $745 for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California. These cost reduction measures rationalized the Company’s cost structure and were enabled by synergies resulting from the StrataLight acquisition. The severance actions will result in $174 of additional compensation expense to be incurred during the remainder of the fiscal year ending March 31, 2010. The remaining lease payments will reduce the facility accrual, with associated interest accretion, through August 2011.

	Workforce
	Reduction	Facilities
Accrual balance as of March 31, 2009	$331	$724
Restructuring charges:
Research and development expense	159	—
Marketing and sales expense	57	—
General and administrative expense	304	95
Cash payments	(372)	(74)

Accrual balance as of June 30, 2009	$479	$745

4. Inventories
Components of inventories are summarized as follows:

	June 30,	March 31,
	2009	2009
Raw materials	$63,806	$61,132
Work-in-process	12,233	10,791
Finished goods	30,361	29,687

Inventories	$106,400	$101,610

Inventories included $23,780 and $28,554 of inventory consigned to customers and contract manufacturers at June 30 and March 31, 2009, respectively.
5. Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

	June 30,	March 31,
	2009	2009
Machinery, electronic, and other equipment	$235,020	$224,854
Computer software	17,184	16,815
Building improvements	5,938	5,830
Construction-in-progress	6,135	9,489

Total property, plant, and equipment	264,277	256,988
Less accumulated depreciation and amortization	(194,814)	(185,022)

Property, plant, and equipment, net	$69,463	$71,966

Property, plant and equipment included capitalized leases of $52,357 and $47,507 at June 30 and March 31, 2009, respectively, and related accumulated depreciation of $20,086 and $17,621 at June 30 and March 31, 2009, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $413 and $511 for the three months ended June 30, 2009 and 2008, respectively.
6. Intangible Assets
As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
The components of the intangible assets at June 30, 2009 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(2,766)	$26,134
Order backlog	13,100	(11,100)	2,000
Customer relationships	4,100	(654)	3,446

Total intangible assets	$46,100	$(14,520)	$31,580

Intangible assets amortization expense was $7,659 for the three months ended June 30, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2009:

Year Ended March 31,	Amount
2010	$7,360
2011	7,147
2012	6,834
2013	5,780
2014	4,459

Total	$31,580

7. Income Taxes
During the three-month period ended June 30, 2009, the Company recorded $15 of current income tax expense attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended June 30, 2008, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions that generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with the past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
As of June 30, 2009 and 2008, the Company did not have any unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. With the exception of Japan and certain state and local jurisdictions, the income tax filings for all years since and including the year 2000 are open to examination by the respective tax authorities. The Company’s income tax filings since and including the year 2003 are open to examination by the Japanese tax authorities.
The Internal Revenue Service is currently examining the Company’s U.S. Income Tax Returns for the fiscal years ended March 31, 2007, and March 31, 2008. The State of New Jersey is currently examining the Company’s New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004, through March 31, 2007. As of June 30, 2009, no adjustments had been proposed by the tax authorities.
8. Stockholders’ Equity
Common and Preferred Stock
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
The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of June 30, 2009, no shares of preferred stock had been issued.
On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase its common stock on the open market or in privately negotiated transactions from time to time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of June 30, 2009, no purchases had been made pursuant to this program.
In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 4,247 common shares under the StrataLight Employee Liquidity Bonus Plan, of which 1,773 shares had vested and were outstanding as of June 30, 2009.

Rights Agreement
On June 18, 2009, the board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our net operating loss carryforwards and other related tax attributes (NOLs) which the board of directors considers to be a valuable asset that could be used to reduce future potential federal and state income tax obligations that ultimately could inure to the benefit of the Company and its stockholders. The rights are designed to deter stock accumulations made without prior approval from the board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended, with the result of limiting the availability of future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
To implement the Rights Plan, the board of directors has declared a dividend distribution of one preferred stock purchase right on each outstanding share of common stock of the Company’s common stock. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly created series A junior participating preferred stock of the Company at an exercise price of $17.00. Our board of directors will be entitled to redeem the rights at a price of $0.01 per right at any time before a person has acquired 4.99% or more of the outstanding common stock.
The Rights Plan includes a procedure whereby the board of directors will consider requests to exempt certain proposed acquisitions of common stock from the applicable ownership trigger if the board of directors determines that the requested acquisition will not limit or impair the availability of future use of the NOLs to the Company. The rights will expire on June 22, 2012 or earlier, upon the closing of a merger or acquisition transaction that is approved by the board of directors prior to the time at which a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock, or if the board of directors determines that the NOLs have been fully utilized or are no longer available under Section 382 of the Internal Revenue Code. The Company will submit the continuation of the Rights Plan for stockholder approval at the next annual meeting of stockholders. The Rights Plan will terminate if the Company’s stockholder approval is not obtained.
If a person acquires 4.99% or more of the outstanding common stock of the Company, each right will entitle the right holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. We refer to the person who acquired 4.99% or more of the outstanding common stock of the Company as the “acquiring person.” Existing stockholders of the Company who already own 4.99% or more of the Company’s common stock would only be an “acquiring person” if they acquired additional shares of common stock. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction which has not been approved by the board of directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.
The dividend distribution to establish the Rights Plan was payable to stockholders of record on June 22, 2009. The rights distribution is not taxable to stockholders.
9. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Basic weighted average number of common shares includes 40 and 266 restricted common shares for the three-month periods ended June 30, 2009 and 2008, respectively. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method, if dilutive.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,
	2009	2008

Numerator:
Net income, basic and diluted	$(23,717)	$2,609

Denominator:
Weighted average shares outstanding — basic	88,656	64,623
Effect of potentially dilutive options	—	37
Effect of potentially restrictive share units	—	6

Weighted average shares outstanding — diluted	88,656	64,666

Basic net income per share	$(0.27)	$0.04

Diluted net income per share	$(0.27)	$0.04

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Three Months Ended June 30,
	2009	2008
Stock options	9,974	5,298
Stock appreciation rights	543	546
Restricted stock units and other	193	—

Total	10,710	5,844

10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of June 30 and March 31, 2009 were as follows:

	June 30,	March 31,
	2009	2009

Unrealized loss on foreign currency forward contract	—	(60)
Defined benefit plan costs, net	(170)	(189)
Foreign currency translation adjustment	7,792	6,100

Accumulated other comprehensive income	$7,622	$5,851

The components of comprehensive income for the three-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008
Net (loss) income	$(23,717)	$2,609
Other comprehensive income:
Foreign currency translation adjustment	1,692	(3,603)
Change in valuation of foreign currency contracts	60	164
Change in defined benefit plan actuarial assumptions	19	35

Total comprehensive loss	$(21,946)	$(795)

11. Employee Benefits
The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. On April 1, 2009, the Company suspended its matching contribution to the Plan in order to reduce the Company’s cost structure and operating expenses. The Company made no matching contribution to the Plan for the three months ended June 30, 2009. The Company’s matching contribution to the plan was $105 for the three months ended June 30, 2008. No discretionary contributions were made in the three-month periods ended June 30, 2009 and 2008.
The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $204 and $183 for the three-month periods ended June 30, 2009 and 2008, respectively. In addition, employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 30 and March 31, 2009, there were no plan assets. Net periodic benefit costs for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008

Pension benefit:
Service cost	$225	$200
Interest cost	19	14
Amortization of prior service cost	20	18

Net pension plan loss	$264	$232

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%
Salary increase rate	2.8%	3.1%
Expected residual active life	15.8 years	15.9 years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Three Months
Ended June 30,
2009

Change in benefit obligation:
Benefit obligation at beginning of period	$3,828
Service cost	225
Interest cost	19
Realized actuarial loss (gain)	—
Benefits paid	(7)
Foreign currency translation	107

Benefit obligation at end of period	$4,172

	June 30, 2009	March 31, 2009
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$64	$57
Other long-term liabilities	4,108	3,771

Net amount recognized	$4,172	$3,828

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$(195)	$190
Prior service cost	365	(379)

Accumulated other comprehensive income	$170	$(189)

The Company estimates the future benefit payments for the defined benefits plan will be as follows, $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in total over the five years 2014 through 2018.
12. Stock-Based Incentive Plans
The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of June 30, 2009, the Company’s stock-based incentive plan had 8,099 common shares of stock available for future grants.
The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of each award is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements.”

•	The Company has estimated volatility based on the Company’s historical stock prices.

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
The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Balance at March 31, 2009	142	$2.96
Granted	52	1.85
Vested	(16)	8.51
Converted	—	—

Balance at June 30, 2009	178	$2.07	$380	0.5

Vested at June 30, 2009	16	$8.51	$33

During the three months ended June 30, 2009, the Company issued an aggregate of 52 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service to the Company. The awards vest in full on the one-year anniversary of grant. Total compensation expense of $94 and $419 was recognized for all awards in the three-month periods ended June 30, 2009 and 2008, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $211 at June 30, 2009.
As of June 30, 2009 and 2008, there were 20 and 163 restricted common shares outstanding, respectively. The 20 restricted common shares outstanding at June 30, 2009, will fully vest on November 11, 2009. Total compensation expense to be recognized on a straight-line basis over the remaining vesting period for these awards is $67 based on a fair value of $8.89 per share as of the November 11, 2007 grant date. No restricted common shares were awarded during the three-month period ended June 30, 2009. Total compensation expense for restricted common shares was $44 and $386 for the three-month periods ended June 30, 2009 and 2008, respectively.
Stock Options
Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant, have a ten- or five-year life and are accounted for under SFAS No. 123(R) using the Black-Scholes option pricing valuation model. Options issued to non-employees are accounted for under provisions of EITF 96-18 and are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At June 30 and March 31, 2009, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. Such options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month periods ended June 30, 2009 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table:

	Three Months Ended June 30,
	2009	2008
Expected term (in years)	3.60	6.25
Volatility	88.8%	79.7%
Risk-free interest rate	1.48%	3.03%
Dividend yield	—	—
Forfeiture rate	10.0%	10.0%
Compensation expense for employee stock option awards was $1,482 and $643 for the three-month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $14,694 and will be recognized over the remaining weighted average vesting period of three years. The weighted average fair value of options granted during the three-month periods ended June 30, 2009 and 2008 was $1.40 and $5.44, respectively.
A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2009	9,029	$8.17
Granted	1,035	2.30
Forfeited	(90)	4.46
Exercised	—	—

Balance at June 30, 2009	9,974	$7.58	$78	6.0

Options exercisable at June 30, 2009	3,569	$13.41	$32	3.1

The following table summarizes information concerning outstanding and exercisable options at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 – $1.68	1,913	8.5	$1.67	323	2.8	$1.61
$1.74 – $2.73	1,714	6.6	2.29	9	3.9	2.73
$4.47 – $8.89	2,700	6.8	5.94	90	8.5	7.85
$11.34 – $15.00	3,647	3.7	14.41	3,147	3.0	14.81

Total	9,974			3,569

Stock Appreciation Rights (SAR)
The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and their related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007, and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. In accordance with FAS 123(R), the Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of June 30, 2009, the Company had 582 SARs outstanding, 543 requiring settlement in the Company’s stock with average remaining lives of 4.8 years and 39 requiring settlement in cash with average remaining lives of 5.0 years. There was no activity in stock appreciation rights for the three months ended June 30, 2009.
Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $24 and $56 for the three-month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of one year was $72, net of estimated forfeitures.

Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in compensation expense of $2 for the three-month period ended June 30, 2009, and a reversal of $16 of compensation expense for the three-month period ended June 30, 2008. Other long-term liabilities associated with these awards were $7 and $4 at June 30 and March 31, 2009, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
13. Short-Term Debt
The Company entered into a $20,060 short-term yen-denominated loan on March 28, 2008, which is due monthly unless renewed. As of June 30 and March 31, 2009, the outstanding balance was $20,756 and $20,243, respectively. Interest is paid monthly on the loan at TIBOR plus a premium. The total interest expense and weighted average interest rates for the three months ended June 30, 2009 and 2008 were $74 and 1.44%, and $79 and 1.72%, respectively.
14. Concentrations of Risk
At June 30 and March 31, 2009, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits, however, certain of the funds are covered under the temporary U.S. Treasury Money Market Guarantee Program through September 2009.
The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three months ended June 30, 2009, three customers in aggregate, Ciena Corporation (“Ciena”), Cisco Systems, Inc. and subsidiaries (“Cisco”) and Nortel Siemens Network, represented 57.6% of sales. For the three months ended June 30, 2008, two customers in aggregate, Alcatel-Lucent and Cisco, accounted for 54.5% of sales. No other customer accounted for more than 10% of total sales in any of these periods. At June 30, 2009 Alcatel-Lucent, Ciena and Nokia Siemens Networks accounted for 43.0% of total accounts receivable. At March 31, 2009, Alcatel-Lucent, Cisco and Nokia Siemens Networks accounted for 50.2% of accounts receivable.
15. Commitments and Contingencies
The Company leases buildings and certain other property. Rental expense under these operating leases was $928 and $686 for three-month periods ended June 30, 2009 and 2008, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at June 30, 2009:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2010	$9,549	$2,537
2011	11,840	2,202
2012	6,910	840
2013	4,215	364
2014	242	248

Total minimum lease payments	32,756	$6,191

Less amount representing interest	(1,884)

Present value of capitalized payments	30,872
Less current portion	(11,283)

Long-term portion	$19,589

As of June 30, 2009, the Company had outstanding purchase commitments of $52,694 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Three Months Ended June 30,
	2009	2008
Beginning balance	$11,922	$1,655
Warranty expense	178	137
Claims processed	(1,634)	(374)
Foreign currency translation and other	53	(97)

Ending balance	$10,519	$1,321

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against the Company and certain directors and officers of the Company, alleging, inter alia, that the Company’s registration statement and prospectus issued in connection with the Company’s initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the Company, certain of the Company’s present and former directors and officers (the “Individual Defendants”), the Company’s auditor and the underwriters.
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
On March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by the Company infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint seeks an injunction as well as 300 million yen in royalty damages. We intend to defend ourselves vigorously in this litigation.
16. Related Party Transactions
OPI was incorporated on September 18, 2000, in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. Opnext Japan, Inc. (“OPJ” or “Opnext Japan”) was established on September 28, 2000, and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ. On July 31, 2001, Hitachi contributed 100% of the shares of OPJ to OPI in exchange for 100% of OPI’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) together contributed $321,300 in exchange for a 30% interest in OPI’s capital stock.
Opto Device, Ltd. (“OPD”) was established on February 8, 2002, and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged into OPJ.
The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $6,109 and $5,475 for the three-month periods ended June 30, 2009 and 2008, respectively. Purchases from Hitachi and its subsidiaries were $5,748 and $10,788 for the three-month periods ended June 30, 2009 and 2008, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $629 and $803 for the three-month periods ended June 30, 2009 and 2008, respectively. At June 30 and March 31, 2009, the Company had accounts receivable from Hitachi and its subsidiaries of $5,496 and $3,483, respectively. In addition, at June 30 and March 31, 2009, the Company had accounts payable to Hitachi and its subsidiaries of $4,934 and $6,052, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.

Opnext Japan, Inc. Related Party Agreements
In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
Sales Transition Agreement
Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $161 and $797 for the three-month periods ended June 30, 2009 and 2008, respectively.
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
In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid-up, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid-up, nonexclusive basis, in each case on the terms and subject to the conditions stated therein. On July 1, 2009, Hitachi Communication Technologies, Ltd. merged with Hitachi, Ltd. All terms and conditions of the agreement remain unchanged.
Opnext Japan Research and Development Agreement
Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid-up, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid-up, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $853 and $1,463 for the three-month periods ended June 30, 2009 and 2008, respectively.
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
Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid-up, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid-up, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. On October 27, 2006, the term of agreement was extended until February 20, 2012. There were no research and development expenses under this agreement for the three-month periods ended June 30, 2009 and 2008.
Preferred Provider and Procurement Agreements
Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agrees to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast be a firm and binding commitment to purchase. By mutual agreement of the parties, each of the agreements was terminated on July 31, 2008, however, Hitachi has continued to purchase under the arrangements pursuant to the agreements.

Raw Materials Supply Agreement
Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement terminated on July 31, 2008. Although the agreement was terminated, Opnext has continued to make purchases under the arrangements pursuant to the agreement.
Opnext Japan Outsourcing Agreement
Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. Specific charges for such services amounted to $466 for the three months ended June 30, 2008.
Secondment Agreements
Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were six and seven seconded employees at June 30 and March 31, 2009, respectively.
Lease Agreements
Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006, to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $179 and $164 for the three-month periods ended June 30, 2009 and 2008, respectively.
OPD Related Party Agreements
In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the following related party agreements were entered into:
Intellectual Property License Agreement
OPD and Hitachi are parties to an intellectual property license agreement, pursuant to which Hitachi licenses certain intellectual property rights to OPD on the terms and subject to the conditions stated therein on a fully paid-up, nonexclusive basis and OPD licenses certain intellectual property rights to Hitachi on a fully paid-up, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to OPD, to the extent that Hitachi has the right to make available such rights to OPD, in accordance with the terms and conditions of the Intellectual Property License Agreement. Pursuant to the merger of Opto Device into Opnext Japan on March 1, 2003, this agreement was assumed by Opnext Japan.

Secondment Agreements
OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into one-year secondment agreement effective October 1, 2002, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There was one seconded employee at June 30 and March 31, 2009.
Lease Agreement
OPD leases certain manufacturing and administrative premises from Renesas Technology, a wholly owned subsidiary of Hitachi. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $16 for each of the three-month periods ended June 30, 2009 and 2008, respectively.
17. Operating Segments and Geographic Information
Operating Segments
The Company operates in one business segment — optical subsystems modules and components. Optical subsystems modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications.
Geographic Information

	Three Months Ended June 30,
	2009	2008
Sales:
North America	$41,728	$50,243
Europe	27,894	13,922
Japan	8,062	13,662
Asia Pacific	7,625	6,410

Total	$85,309	$84,237

Sales attributed to geographic areas are based on the bill to location of the customer.

	June 30, 2009	March 31, 2009
Assets:
North America	$276,145	$304,029
Japan	143,319	126,503
Europe	18,027	19,232

Total	$437,491	$449,764

The geographic designation of assets represents the country in which title is held.
18. Subsequent Events
The Company evaluated subsequent events through August 10, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009.
Overview and Background
We were incorporated as a wholly owned subsidiary of Hitachi, Ltd. (“Hitachi”) in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority-owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003, we acquired Pine Photonics Communication Inc. (“Pine”) and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. We completed our initial public offering of common stock on the NASDAQ market in February 2007. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the U.S., Europe, Japan and China, which are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the U.S. and Japan. In addition, we use contract manufacturing partners that are located in China, Japan, the Philippines, Taiwan, Thailand, Mexico and the U.S. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
Acquisition of StrataLight Communications, Inc.
On January 9, 2009, we completed the acquisition of StrataLight. Under the terms of the agreement and plan of merger, we acquired all the capital stock of StrataLight. For the three months ended June 30, 2009, StrataLight’s operations contributed revenues of $32.3 million, and favorably impacted our gross margin percentage, as sales of StrataLight products generally have higher margins than sales of our other products. We also experienced incremental increases of research and development and selling and general and administrative expenses related to the StrataLight operations.
Sales
Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 97.3% and 93.8% of our total sales during the three-month periods ended June 30, 2009 and 2008, respectively. During the three-month periods ended June 30, 2009 and 2008, sales of our products with 10Gbps or lower data rates, which we refer to as our 10Gbps and below products, represented 56.2% and 82.2% of our sales, respectively, and sales of our 40Gbps products represented 41.0% and 11.6% of our sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three months ended June 30, 2009, three customers in aggregate, Ciena, Cisco and Nokia Systems Networks, represented 57.6% of sales. For the three months ended June 30, 2008, two customers in aggregate, Cisco and Alcatel-Lucent, accounted for 54.5% of our sales. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our sales.
During the three-month periods ended June 30, 2009 and 2008, sales attributed to geographic areas were 48.9% and 59.7% in North America, 32.7% and 16.5% in Europe, 9.5% and 16.2% in Japan, and 8.9% and 7.6% in Asia (excluding Japan), respectively.
Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our sales are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended June 30, 2009 and 2008, 9.5% and 22.1% of sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our future sales will continue to be affected by foreign currency exchange rate fluctuations.
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
Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 28.7% and 74.8% during the three-month periods ended June 30, 2009 and 2008, respectively. The decline during the three-month period ended June 30, 2009, in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from the StrataLight operations, which were denominated in U.S. dollars.
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
Research and Development Costs
Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred expenses of $0.9 million and $1.5 million during the three-month periods ended June 30, 2009 and 2008, respectively, in connection with these agreements. In addition, our research and development expenses primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. During the three months ended June 30, 2009, we experienced an increase in costs as a result of the StrataLight acquisition and restructuring activities.

Inventory
Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of June 30 and March 31, 2009 inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $3.5 million and $7.7 million, respectively.
Factors That May Influence Future Results of Operations
Global Economic Conditions
The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy. For a more detailed discussion of our capital needs, please see the section “Managements’ Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Cost Reduction Actions
On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximate ten percent reduction in our global workforce and elimination of cash bonuses for the fiscal year ended March 31, 2009; a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. When fully implemented by March 31, 2010, these actions we have taken to reduce our cost structure and operating expenses, together with synergies associated with the StrataLight acquisition, are expected to contribute total annualized savings of approximately $25 million. The majority of these actions had been implemented by June 30, 2009.
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

Cost of Sales
As discussed above, our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 28.7% and 74.8% during the three-month periods ended June 30, 2009 and 2008, respectively. The decline in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from StrataLight’s operations, which were denominated in U.S. dollars.
Research and Development Expense
We expect that our research and development costs will increase during the first three quarters of the year ending March 31, 2010, compared to the respective quarters in the prior year as a result of the StrataLight acquisition. In the future, we expect that our research and development costs will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products.
Selling, General and Administrative Expense
We expect that our selling, general and administrative costs will increase during the first three quarters of the year ending March 31, 2010, compared to the respective quarters in the prior year as a result of the StrataLight acquisition. In the future, we expect that out selling, general and administrative costs will fluctuate with sales volume. Our selling, general and administrative expense will also be impacted by the continuing costs associated with pending litigation.
Critical Accounting Policies
There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Recently Issued Accounting Standards
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance on establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of SFAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, we adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Results of Operations for the Three-Month Periods Ended June 30, 2009 and 2008
The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended June 30,
	2009	2008	2009	2008
Sales	$85,309	$84,237	100.0%	100.0%
Cost of sales	67,118	57,106	78.7%	67.8%
Amortization of developed product research	1,445	—	1.7%	0.0%

Gross margin	16,746	27,131	19.6%	32.2%
Research and development expenses	19,064	10,274	22.3%	12.2%
Selling, general and administrative expenses	14,449	14,655	16.9%	17.4%
Amortization of purchased intangibles	6,214	—	7.3%	0.0%

Operating (loss) income	(22,981)	2,202	(26.9)%	2.6%
Interest (expense) income, net	(93)	942	(0.1)%	1.1%
Other (expense) income, net	(628)	(535)	(0.7)%	(0.6)%

(Loss) income before income taxes	(23,702)	2,609	(27.8)%	3.1%
Income tax expense	(15)	—	(0.0)%	0.0%

Net (loss) income	$(23,717)	$2,609	(27.8)%	3.1%

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008
Sales. Revenue increased $1.1 million, or 1.3%, to $85.3 million, compared to $84.2 million for the quarter ended June 30, 2008. Revenue in the quarter ended June 30, 2009 included $32.3 million from StrataLight, which was acquired by the Company on January 9, 2009. Revenue from sales of 40Gbps products increased $25.2 million as increased revenue from sales of 40Gbps subsystems were partially offset by decreased revenue from sales of 40Gbps modules. Revenue from sales of 10Gbps and below products decreased $21.2 million, or 30.7%, while revenue from sales of industrial and commercial products decreased $2.9 million, or 55.8%. The decrease in revenue from sales of 10Gbps and below products occurred in all major product categories except XFP modules.
Gross Margin. Gross margin decreased $10.4 million, or 38.3%, to $16.7 million in the three-month period ended June 30, 2009, from $27.1 million in the period ended June 30, 2008. Gross margin for the three-month period ended June 30, 2009, includes a $1.3 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended June 30, 2009, included $1.4 million of developed product technology amortization expense, a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.5 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the three-month periods ended June 30, 2009 and 2008 included charges of $1.8 million and $0.2 million, respectively, for excess and obsolete inventory reserves.
Gross margin as a percentage of sales decreased to 19.6% for the three months ended June 30, 2009, from 32.2% for the corresponding period in 2008, as declining average selling prices, higher charges for excess and obsolete inventory, higher per unit manufacturing costs generally derived from lower volumes and the negative effects of fluctuations in foreign currency exchange rates, net of the benefits from our hedging program, more than offset the benefits from lower material and outsourcing costs, favorable product mix and higher relative margins from sales of StrataLight’s products.
Research and Development Expenses. Research and development expenses increased $8.8 million to $19.1 million for the three-month period ended June 30, 2009, from $10.3 million for the three-month period ended June 30, 2008, including a $0.5 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 22.3% for the three-month period ended June 30, 2009, from 12.2% for the corresponding period in 2008. Research and development expenses increased as a result of the StrataLight acquisition and were partially offset by reduced outsourcing services provided by Hitachi’s research laboratories as well as lower material and employee costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $14.4 million for the three-month period ended June 30, 200,9 from $14.7 million for the three-month period ended June 30, 2008, despite a $0.3 million increase in stock-based compensation expense and a $0.3 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.9% for the three-month period ended June 30, 2009, from 17.4% for the corresponding period in 2008. Selling, general and administrative expenses declined primarily as a result of lower employee, outsourcing, logistics and commission costs.
Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $6.2 million for the three-month period ended June 30, 2009. The amortization consisted of $5.9 million related to order backlog and $0.3 million related to customer relationships.
Interest (Expense) Income, Net. Interest expense, net, increased $1.0 million to $0.1 million in the three-month period ended June 30, 2009, from interest income, net of $0.9 million in the corresponding period in 2008. Interest (expense) income, net, for each of the three-month periods ended June 30, 2009 and 2008 consisted of interest earned on cash and cash equivalents and interest expense on short-term debt. The increase in interest expense, net, primarily reflects the decrease in interest income earned on cash equivalents due to a decline in market interest rates.
Other Expense. Other expense was $0.6 million for the three-month period ended June 30, 2009, and $0.5 million for the three-month period ended June 30, 2008, and consisted primarily of net exchange losses on foreign currency transactions.
Income Taxes. During the three-month period ended June 30, 2009, we recorded $15,000 of current income tax expense attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended June 30, 2008, we did not record income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions that generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

We are subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. With the exception of Japan and certain state and local jurisdictions, the income tax filings for all years since and including the year 2000 are open to examination by the respective tax authorities. Our income tax filings since and including the year 2003 are open to examination by the Japanese tax authorities.
The Internal Revenue Service is currently examining our U.S. Income Tax Returns for the fiscal years ended March 31, 2007, and March 31, 2008. The State of New Jersey is currently examining our New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004, through March 31, 2007. As of June 30, 2009, no adjustments had been proposed by the tax authorities.
Liquidity and Capital Resources
During the three-month period ended June 30, 2009, cash and cash equivalents decreased by approximately $3.6 million to $165.3 million from $168.9 million at March 31, 2009. This decrease consisted of $2.8 million of capital lease and other financing payments, $1.7 million of capital expenditures, partially offset by $0.9 million of net cash provided by operating activities. Net cash provided by operating activities reflected a decrease in net current assets excluding cash and cash equivalents of $8.0 million, amortization of purchased intangibles of $7.7 million, depreciation and amortization of $5.7 million, non-cash stock-based compensation expense of $1.7 million, non-cash Employee Liquidity Bonus Plan compensation of $1.5 million, partially offset by our net loss of $23.7 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from an increase in accounts payable due to the extension of credit terms with certain vendors and a reduction of accounts receivable due to improved days sales outstanding, partially offset by higher inventory levels. During the three-month period ended June 30, 2009, we also entered into $0.1 million of new capital lease obligations.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to foreign currency, interest rate and commodity price risks.
To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended June 30, 2009 and 2008, 9.5% and 22.1%, respectively, of our revenues were denominated in Japanese yen and 0.3% and 0.9%, respectively, of our revenues were denominated in euros. The remaining revenues were denominated in U.S. dollars.
To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2009 and 2008, approximately 28.7% and 74.8%, respectively, of our cost of sales was denominated in Japanese yen. We anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen in the foreseeable future.
To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2009 and 2008, approximately 31.0% and 50.5%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
As of June 30 and March 31, 2009, we had net payable positions of $6.8 million and $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At June 30, 2009, we had no contracts in place, and at March 31, 2009, we had three contracts in place with a nominal value of $6.0 million with expiration dates of ninety days or less, to hedge a portion of this future risk. During the three-month period ended June 30, 2009, we recorded a net favorable foreign currency hedge position of $0.4 million, and during the period ended June 30, 2008, we recorded a net unfavorable foreign currency hedge position of $0.6 million related to additional cost of goods sold associated with our foreign currency forward contract settled during the period.
We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on our financial results.
We have a $20.8 million short-term yen-denominated loan outstanding as of June 30, 2009, with the Sumitomo Trust and Banking Company, Ltd. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month periods ended June 30, 2009 and 2008 were $74,000 and 1.44%, and $79,000 and 1.72%, respectively.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of June 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings.
On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against the Company and certain directors and officers of the Company, alleging, inter alia, that the Company’s registration statement and prospectus issued in connection with the Company’s IPO contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey, similarly alleging, inter alia, that federal securities laws had been violated by virtue of alleged material misrepresentations in our registration statement and prospectus. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named as defendants the Company, the Individual Defendants, the Company’s auditor, and the underwriters of the IPO.
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
On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. We intend to defend ourselves vigorously in this litigation.
Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2009.
Rights Plan
On June 18, 2009 the board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our net operating loss carryforwards and other related tax attributes (NOLs) which the board of directors considers to be a valuable asset that could be used to reduce future potential federal and state income tax obligations that ultimately could inure to the benefit of the Company and its stockholders. The rights are designed to deter stock accumulations made without prior approval from the board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended, with the result of limiting the availability of future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.

The terms of the Rights Plan provide for a dividend distribution of one preferred stock purchase right for each outstanding share of the common stock of the Company. The Rights Plan would be triggered if an acquiring party accumulates or initiates a tender offer to purchase 4.99% or more of the Company’s common stock and would entitle holders of the rights to purchase one one-hundredth of a share of newly created series A junior participating preferred stock of the Company at an exercise price of $17.00. The Company would generally be entitled to redeem the rights at $.01 per right. The rights will expire on July 22, 2012, or earlier, upon the closing of a merger or acquisition transaction that is approved by the board of directors prior to the time at which a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% of more of the common stock, or if the board of directors determines that the NOLs have been fully utilized or are no longer available under Section 382 of the Internal Revenue Code of 1986, as amended.
For a more detailed description of the Rights Plan, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009, and to Note 8 of the Notes to the Financial Statements herein.
Item 6. Exhibits

Exhibit
Number
3.1		Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2		Amended and Restated ByLaws of Opnext, Inc. (1)

3.3		Specimen of stock certificate for common stock(1)

4.1
Rights Agreement, dated as of June 18, 2009, between Opnext, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C.(2)

31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Gilles Bouchard
Gilles Bouchard
President and Chief Executive Officer

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance
Date: August 10, 2009

Exhibit Index

Exhibit
Number
31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.