Form 10-Q
period 2009-09-30
OPNEXT INC
filed 2009-11-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of November 3, 2009, 88,771,911 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.
Opnext, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(in thousands, except share and per
	share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $6,333 and $6,328 of restricted cash at September 30 and March 31, 2009, respectively	$155,030	$168,909
Trade receivables, net, including $6,236 and $3,483 due from related parties at September 30 and March 31, 2009, respectively	63,581	63,961
Inventories	104,894	101,610
Prepaid expenses and other current assets	4,832	3,708

Total current assets	328,337	338,188
Property, plant, and equipment, net	67,609	71,966
Purchased intangibles	27,793	39,239
Other assets	437	371

Total assets	$424,176	$449,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $3,331 and $6,052 due to related parties at September 30 and March 31, 2009, respectively	$40,561	$38,356
Accrued expenses	34,430	33,190
Short-term debt	22,330	20,243
Capital lease obligations	11,058	11,388

Total current liabilities	108,379	103,177
Capital lease obligations	18,424	21,402
Other long-term liabilities	5,494	4,648

Total liabilities	132,297	129,227

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,130,377, outstanding 88,771,911and 88,656,447 at September 30 and March 31, 2009, respectively, net of 51,508 shares of treasury stock	730	730
Additional paid-in capital	714,817	708,588
Accumulated deficit	(436,262)	(394,632)
Accumulated other comprehensive income	12,594	5,851

Total shareholders’ equity	291,879	320,537

Total liabilities and shareholders’ equity	$424,176	$449,764

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales, including sales of $3,819 and $5,237 to related parties for the three-month periods, and $9,928 and $10,712 to related parties for the six-month periods, ended September 30, 2009 and 2008, respectively	$80,975	$80,159	$166,284	$164,396
Cost of sales	61,941	55,708	129,059	112,814
Amortization of acquired developed technology	1,445	—	2,890	—

Gross margin	17,589	24,451	34,335	51,582
Research and development expenses, including $1,080 and $1,807 incurred with related parties for the three-month periods, and $2,006 and $3,336 incurred with related parties for the six-month periods, ended September 30, 2009 and 2008, respectively	18,733	11,197	37,797	21,471
Selling, general and administrative expenses, including $1,115 and $1,296 incurred with related parties for the three-month periods, and $1,924 and $2,913 incurred with related parties for the six-month periods, ended September 30, 2009 and 2008, respectively	13,509	13,196	27,958	27,851
Amortization of purchased intangibles	2,342	—	8,556	—

Operating (loss) income	(16,995)	58	(39,976)	2,260
Interest (expense) income, net	(161)	1,030	(254)	1,972
Other (expense) income, net	(676)	100	(1,304)	(435)

(Loss) Income before income taxes	(17,832)	1,188	(41,534)	3,797
Income tax expense	(81)	—	(96)	—

Net (loss) income	$(17,913)	$1,188	$(41,630)	$3,797

Net (loss) income per share:
Basic	$(0.20)	$0.02	$(0.47)	$0.06
Diluted	$(0.20)	$0.02	$(0.47)	$0.06
Weighted average number of shares used in computing net (loss) income per share:
Basic	88,769	64,620	88,731	64,621
Diluted	88,769	64,769	88,731	64,774
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(41,630)	$3,797
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,610	5,988
Amortization of purchased intangibles	11,446	—
Compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	3,035	—
Compensation expense associated with stock option and restricted share issuances	3,338	2,577
Changes in assets and liabilities:
Trade receivables, net	2,140	(10,382)
Inventories	3,627	4,161
Prepaid expenses and other current assets	(838)	(2,306)
Other assets	(531)	—
Trade payables	(152)	(2,359)
Accrued expenses and other liabilities	1,131	1,231

Net cash (used in) provided by operating activities	(6,824)	2,707

Cash flows from investing activities
Capital expenditures	(2,785)	(1,303)
In-process acquisition of business costs	—	(1,382)

Net cash used in investing activities	(2,785)	(2,685)

Cash flows from financing activities
Short-term debt payments, net	—	(5,605)
Payments on capital lease obligations	(5,494)	(3,639)
Exercise of stock options	4	6

Net cash used in financing activities	(5,490)	(9,238)
Effect of foreign currency exchange rates on cash and cash equivalents	1,220	(292)

Decrease in cash and cash equivalents	(13,879)	(9,508)
Cash and cash equivalents at beginning of period	168,909	221,686

Cash and cash equivalents at end of period	$155,030	$212,178

Non-cash financing activities
Capital lease obligations incurred	$(109)	$(7,757)
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
2. Summary of Significant Accounting Policies
The financial information for the Company as of September 30, 2009, and for the three-month and six-month periods ended September 30, 2009 and 2008, is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on June 15, 2009 and Form 10-K/A filed on July 29, 2009, for the fiscal year ended March 31, 2009.
Revenue Recognition
Revenue is derived principally from sales of products and is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured based on the creditworthiness of the customer and certainty of customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.
The evaluation and qualification cycle prior to the initial sale of products generally spans a year or more. Although the Company negotiates the sale of products directly with most customers, certain purchase orders for products are received from contract manufacturers on behalf of several of the network systems vendor customers following the Company’s direct negotiation with the respective customers.
The Company participates in vendor managed inventory (“VMI”) programs with certain of our customers, whereby we maintain an agreed upon quantity of certain products at a customer designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
The Company periodically enters into multiple-element revenue arrangements to design, develop and manufacture complex products according to the specifications of the customer. Multiple-element arrangements are separated into more than one unit of accounting if (i) the delivered items have value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) the arrangement includes a general right of return, delivery and performance of the undelivered items is considered probable and substantially in the control of the Company. If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The revenue policies described above are then applied to each unit of accounting, as applicable.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for trade receivables, trade payables, accrued expenses and short-term debt approximate fair value due to the immediate to short-term maturity of these financial instruments.
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the definition of fair value. The guidance, which was updated in February 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In addition, in April 2009, the FASB issued guidance that requires disclosure of the fair value for interim and annual periods of all applicable financial instruments for which it is practicable to estimate fair value. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.
This guidance establishes a three-level fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed, and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The three levels prioritize the inputs based on reliability as follows:
•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

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
As of September 30 and March 31, 2009, the Company had $89,446 and $134,774, respectively, of money market funds that were recorded at fair value based on Level 1 quoted market prices classified as cash and cash equivalents. At March 31, 2009, the Company had three forward foreign currency exchange contracts classified in accrued expenses that were recorded at a fair value of $60 based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers.
Recently Issued Accounting Pronouncements
In May 2009, the FASB issued a new accounting standard related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009, and establishes general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations. See Note 18 of the unaudited consolidated financial statements for the required disclosures.

3. Restructuring Charges
As of September 30, 2009, in connection with the acquisition of StrataLight, the Company has recorded liabilities for severance and related benefit charges of $311 resulting from workforce reductions across the Company and facility consolidation charges of $666 for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California. These cost reduction measures rationalized the Company’s cost structure and were enabled by synergies resulting from the StrataLight acquisition. The remaining lease payments will reduce the facility accrual, with associated interest accretion, through August 2011.

	Workforce
	Reduction	Facilities
Accrual balance as of March 31, 2009	$331	$724
Restructuring charges:
Research and development expense	166	—
Marketing and sales expense	82	—
General and administrative expense	417	95
Cash payments	(685)	(153)

Accrual balance as of September 30, 2009	$311	$666

4. Inventories
Components of inventories are summarized as follows:

	September 30,	March 31,
	2009	2009
Raw materials	$59,596	$61,132
Work-in-process	12,063	10,791
Finished goods	33,235	29,687

Inventories	$104,894	$101,610

Inventories included $23,329 and $28,554 of inventory consigned to customers and contract manufacturers at September 30 and March 31, 2009, respectively.
5. Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

	September 30,	March 31,
	2009	2009
Machinery, electronic, and other equipment	$248,560	$224,854
Computer software	17,971	16,815
Building improvements	6,217	5,830
Construction-in-progress	4,390	9,489

Total property, plant, and equipment	277,138	256,988
Less accumulated depreciation and amortization	(209,529)	(185,022)

Property, plant, and equipment, net	$67,609	$71,966

Property, plant and equipment included capitalized leases of $51,512 and $47,507 at September 30 and March 31, 2009, respectively, and related accumulated depreciation of $20,021 and $17,621 at September 30 and March 31, 2009, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $204 and $501 for the three months and $617 and $1,012 for the six months ended September 30, 2009 and 2008, respectively.

6. Intangible Assets
As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
The components of the intangible assets at September 30, 2009, were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(4,211)	$24,689
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(996)	3,104

Total intangible assets	$46,100	$(18,307)	$27,793

Intangible assets amortization expense was $3,787 for the three-month period and $11,456 for the six-month period ended September 30, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2009:

Year Ended March 31,	Amount
2010	$3,573
2011	7,147
2012	6,834
2013	5,780
2014	4,459

Total	$27,793

7.	Income Taxes
During the three-month and six-month periods ended September 30, 2009, the Company recorded $81 and $96, respectively, of current income tax expense attributable to income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month and six-month periods ended September 30, 2008, the Company did not record income tax expense in profitable jurisdictions as the income tax benefits of the prior operating losses were used to offset any potential income tax expense. For those jurisdictions that generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with the past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
As of September 30, 2009, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
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
The Internal Revenue Service is currently examining the Company’s U.S. Income Tax Returns for the fiscal years ended March 31, 2007 and March 31, 2008. The State of New Jersey is currently examining the Company’s New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004 through March 31, 2007. As of September 30, 2009, no adjustments had been proposed by the tax authorities.

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
The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of September 30, 2009, no shares of preferred stock had been issued.
On January 10, 2008, the Company’s board of directors approved a program to repurchase up to an aggregate of $20,000 of the Company’s common stock over a 24-month period. The Company may purchase its common stock on the open market or in privately negotiated transactions from time to time based upon market and business conditions. Any repurchases will be made using the available working capital of the Company. As of September 30, 2009, no purchases had been made pursuant to this program.
In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 4,247 common shares under the StrataLight Employee Liquidity Bonus Plan (the “ELBP”), of which 1,773 shares had vested and were outstanding as of September 30, 2009.
Rights Agreement
On June 18, 2009, the board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our net operating loss carryforwards and other related tax attributes (NOLs) which the board of directors considers to be a valuable asset that could be used to reduce future potential federal and state income tax obligations that ultimately could inure to the benefit of the Company and its stockholders. The rights are designed to deter stock accumulations made without prior approval from the board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), with the result of limiting the availability of future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
On June 22, 2009, the Company distributed a dividend of one preferred stock purchase right on each outstanding share of the Company’s common stock to holders of record on such date. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly created series A junior participating preferred stock of the Company at an exercise price of $17.00. Our board of directors will be entitled to redeem the rights at a price of $0.01 per right at any time before a person has acquired 4.99% or more of the outstanding common stock.
The Rights Plan includes a procedure whereby the board of directors will consider requests to exempt certain proposed acquisitions of common stock from the applicable ownership trigger if the board of directors determines that the requested acquisition will not limit or impair the availability of future use of the NOLs to the Company. The rights will expire on June 22, 2012 or earlier, upon the closing of a merger or acquisition transaction that is approved by the board of directors prior to the time at which a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock, or if the board of directors determines that the NOLs have been fully utilized or are no longer available under Section 382 of the Code. The Company will submit the continuation of the Rights Plan for stockholder approval at the next annual meeting of stockholders. The Rights Plan will terminate if the Company’s stockholder approval is not obtained.
If a person acquires 4.99% or more of the outstanding common stock of the Company, each right will entitle the right holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. We refer to the person who acquired 4.99% or more of the outstanding common stock of the Company as the “acquiring person.” Existing stockholders of the Company who already own 4.99% or more of the Company’s common stock would only be an “acquiring person” if they acquired additional shares of common stock. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the board of directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.
9. Net (Loss) Income Per Share
Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share includes dilutive common stock equivalents, using the treasury stock method, if dilutive.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income, basic and diluted	$(17,913)	$1,188	$(41,630)	$3,797
Denominator:
Weighted average shares outstanding — basic	88,769	64,620	88,731	64,621
Effect of dilutive options	—	140	—	144
Effect of restricted common stock units	—	9	—	9

Weighted average shares outstanding — diluted	88,769	64,769	88,731	64,774

Basic net (loss) income per share	$(0.20)	$0.02	$(0.47)	$0.06

Diluted net (loss) income per share	$(0.20)	$0.02	$(0.47)	$0.06

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income (loss) per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	12,498	6,499	12,498	6,416
Stock appreciation rights	543	545	543	545
Restricted stock units and other	193	—	193	—

Total options and stock appreciation rights	13,234	7,044	13,234	6,961

10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of September 30 and March 31, 2009 were as follows:

	September 30,	March 31,
	2009	2009
Unrealized loss on foreign currency forward contract	—	(60)
Defined benefit plan costs, net	(149)	(189)
Foreign currency translation adjustment	12,743	6,100

Accumulated other comprehensive income	$12,594	$5,851

The components of comprehensive income for the three-month and six-month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(17,913)	$1,188	$(41,630)	$3,797
Other comprehensive income:
Foreign currency translation adjustment	4,951	131	6,643	(3,472)
Change in valuation of foreign currency contracts	—	515	60	679
Change in defined benefit plan actuarial assumptions	21	18	40	53

Total comprehensive (loss) income	$(12,941)	$1,852	$(34,887)	$1,057

11. Employee Benefits
The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. On April 1, 2009, the Company suspended its matching contribution to the Plan in order to reduce the Company’s cost structure and operating expenses. The Company made no matching contribution to the Plan for the three-month and six-month periods ended September 30, 2009. The Company’s matching contribution to the plan was $97 and $202, respectively, for the three-month and six-month periods ended September 30, 2008. No discretionary contributions were made in the three-month and six-month periods ended September 30, 2009 and 2008.

The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $214 and $182 for the three-month periods and $418 and $365 for the six-month periods ended September 30, 2009 and 2008, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 30 and March 31, 2009, there were no plan assets. Net periodic benefit costs for the three-month and six-month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension benefit:
Service cost	$235	$194	$460	$394
Interest cost	20	13	40	27
Amortization of prior service cost	20	18	40	36

Net pension plan loss	$275	$225	$540	$457

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.8%	3.1%	2.8%	3.1%
Expected residual active life	15.8 years	15.9 years	15.8 years	15.9 years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Six Months Ended
September 30,
2009
Change in benefit obligation:
Benefit obligation at beginning of period	$3,828
Service cost	460
Interest cost	40
Benefits paid	(7)
Foreign currency translation	426

Benefit obligation at end of period	$4,747

	September 30, 2009	March 31, 2009
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$74	$57
Other long-term liabilities	4,673	3,771

Net amount recognized	$4,747	$3,828

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$197	$190
Prior service cost	(346)	(379)

Accumulated other comprehensive loss	$(149)	$(189)

The Company estimates the future benefit payments for the defined benefits plan will be as follows, $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in aggregate in the years 2014 through 2018.
12. Stock-Based Incentive Plans
The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of September 30, 2009, the Company’s stock-based incentive plan had 5,572 common shares of stock available for future grants.
The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of each award is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period;

•	The Company has estimated volatility based on the Company’s historical stock prices;

•
A dividend yield of zero has been assumed for all issued awards based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future;

•
The Company has based its risk-free interest rate assumption for awards on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award; and

•	The forfeiture rate for awards was based on the Company’s actual historical forfeiture trend.
Restricted Stock Units and Restricted Common Shares
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
The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Balance at March 31, 2009	142	$2.96
Granted	52	1.72
Vested	(16)	8.51

Balance at September 30, 2009	178	$2.03	$520	0.3

Vested at September 30, 2009	16	$8.51	$45

During the six-month period ended September 30, 2009, the Company issued an aggregate of 52 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The restricted common share units are convertible into common shares on a one-for-one basis upon the director’s separation from service to the Company. The awards vest in full on the one-year anniversary of grant. Total compensation expense was recognized for all awards of $88 and $354 for the three-month periods, and $182 and $773 for the six-month periods, ended September 30, 2009 and 2008, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $119 at September 30, 2009.
As of September 30, 2009 and 2008, there were 20 and 154 restricted common shares outstanding, respectively. The 20 restricted common shares outstanding at September 30, 2009 will fully vest on November 1, 2009. Total compensation expense to be recognized on a straight-line basis over the remaining vesting period for these awards is $22 based on a fair value of $8.89 per share as of the November 15, 2007 grant date. No restricted common shares were awarded during the six-month period ended September 30, 2009. Total compensation expense for restricted common shares was $44 and $354 for the three-month periods, and $89 and $773 for the six-month periods, ended September 30, 2009 and 2008, respectively.
Stock Options
Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant, have a ten- or five-year life and are accounted for using the Black-Scholes option pricing valuation model. Options issued to non-employees are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At September 30 and March 31, 2009, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. Such options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month and six-month periods ended September 30, 2009 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected term (in years)	4.75	6.25	4.42	6.25
Volatility	86.2%	78.1%	86.9%	78.1%
Risk-free interest rate	2.31%	3.22%	2.07%	3.21%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%
Compensation expense for employee stock option awards was $1,537 and $1,079 for the three-month periods, and $3,019 and $1,722 for the six-month periods, ended September 30, 2009 and 2008, respectively. At September 30, 2009, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $17,326 and will be recognized over the remaining weighted average vesting period of three years. The weighted average fair value of options granted were $1.50 and $3.63 during the three-month periods, and $1.47 and $3.64 for the six-month periods, ended September 30, 2009 and 2008, respectively.
A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2009	9,029	$8.17
Granted	3,635	2.25
Forfeited or expired	(162)	7.20
Exercised	(4)	1.19

Balance at September 30, 2009	12,498	$6.46	$5,294	6.0

Options exercisable at September 30, 2009	4,335	$12.10	$421	3.5

The following table summarizes information concerning outstanding and exercisable options at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 – $1.68	1,892	8.2	$1.67	321	2.5	$1.62
$1.74 – $2.73	4,313	6.7	2.26	8	3.7	2.73
$4.47 – $8.89	2,697	6.6	5.95	773	6.2	5.81
$11.34 – $15.00	3,596	4.6	14.41	3,233	2.9	14.67

Total	12,498			4,335

Stock Appreciation Rights (SAR)
The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and their related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007, and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. The Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of September 30, 2009, the Company had 582 SARs outstanding, 543 requiring settlement in the Company’s stock with average remaining lives of 4.5 years and 39 requiring settlement in cash with average remaining lives of 4.7 years. There was no activity in stock appreciation rights for the six months ended September 30, 2009.
Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $16 and $51 for the three-month periods, and $40 and $107 for the six-month periods, ended September 30, 2009 and 2008, respectively. At September 30, 2009, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of approximately one year was $56, net of estimated forfeitures.

Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in compensation expense of $6 and $8 for the three-month and six-month periods ended September 30, 2009, respectively, and a reversal of $10 and $26 for the three-month and six-month periods ended September 30, 2008, respectively. Other long-term liabilities associated with these awards were $13 and $4 at September 30 and March 31, 2009, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
13. Short-Term Debt
The Company entered into a $20,060 short-term yen-denominated loan on March 28, 2008, which is due monthly unless renewed. As of September 30 and March 31, 2009, the outstanding balance was $22,330 and $20,243, respectively. Interest is paid monthly on the loan at TIBOR plus a premium. The total interest expense and weighted average interest rates for the three months ended September 30, 2009 and 2008 were $72 and 1.34%, and $52 and 1.68%, respectively, and for the six months ended September 30, 2009 and 2008 were $146 and 1.39%, and $132 and 1.70%, respectively.
14. Concentrations of Risk
At September 30 and March 31, 2009, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits.
The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and six-month periods ended September 30, 2009, two customers in aggregate, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Nortel Siemens Network, represented 47.6% and 47.5% of sales, respectively. For the three-month and six-month periods ended September 30, 2008, two customers in aggregate, Alcatel-Lucent and Cisco, accounted for 53.2% and 53.8% of sales, respectively. No other customer accounted for more than 10% of total sales in any of these periods. At September 30, 2009, Cisco and Nokia Siemens Networks collectively accounted for 38.2% of total accounts receivable. At March 31, 2009, Alcatel-Lucent, Cisco and Nokia Siemens Networks collectively accounted for 50.2% of accounts receivable.
15. Commitments and Contingencies
The Company leases buildings and certain other property. Rental expense under these operating leases was $832 and $706 for the three-month periods, and $1,760 and $1,392 for the six-month periods, ended September 30, 2009 and 2008, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at September 30, 2009:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2010	$6,231	$1,813
2011	12,719	2,800
2012	7,423	883
2013	4,528	364
2014	256	248

Total minimum lease payments	31,157	$6,108

Less amount representing interest	(1,675)

Present value of capitalized payments	29,482
Less current portion	(11,058)

Long-term portion	$18,424

As of September 30, 2009, the Company had outstanding purchase commitments of $44,079 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Six Months Ended September 30,
	2009	2008
Beginning balance	$11,922	$1,655
Warranty expense	751	335
Claims processed	(2,545)	(701)
Foreign currency translation and other	187	(99)

Ending balance	$10,315	$1,190

On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and certain of Opnext’s present and former directors and officers (the “Individual Defendants”), alleging, inter alia, that the registration statement and prospectus issued in connection with Opnext’s initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey with similar allegations. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named Opnext, the Individual Defendants, Opnext’s independent auditor and the underwriters of the IPO as defendants.
On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a consolidated complaint (the “Consolidated Complaint”) was filed on behalf of all persons who purchased Opnext common stock on or before February 13, 2008, pursuant to or traceable to Opnext’s initial public offering on February 14, 2007. On October 21, 2008, the defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff without prejudice.
On September 8, 2009, the parties, including Opnext and the Individual Defendants, entered into a Stipulation and Agreement of Settlement (the “Settlement”), which the Court preliminarily approved on October 6, 2009.
Under the terms of the Settlement, which is subject to final approval by the Court, Opnext’s insurer will pay $2,000 to a settlement fund that will be used to pay eligible claimants and plaintiffs’ counsel. Moreover, upon final approval of the Settlement by the Court, plaintiff will dismiss the consolidated action with prejudice, and all defendants (including Opnext and the Individual Defendants) will be released from any claims that were brought or could have been brought in the consolidated action. Notice of the Settlement will be mailed to Opnext’s present and former shareholders who are members of the Settlement class, and they will have the opportunity to submit claims, object to the Settlement and/or opt-out of it. The Court has scheduled a final hearing for January 6, 2010, after which the Court will decide whether to grant final approval of the Settlement.
Opnext and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and have entered into the Settlement solely to avoid the costs and risks associated with further litigation.
On March 31, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan Inc. (“OPJ” or “Opnext Japan”) in the Tokyo District Court, alleging that certain laser diode modules sold by the Company infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint seeks an injunction as well as 300 million yen in royalty damages. The Company intends to defend itself vigorously in this litigation.
16. Related Party Transactions
OPI was incorporated on September 18, 2000, in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. Opnext Japan, Inc. was established on September 28, 2000, and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to Opnext Japan. On July 31, 2001, Hitachi contributed 100% of the shares of Opnext Japan to OPI in exchange for 100% of OPI’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) together contributed $321,300 in exchange for a 30% interest in OPI’s capital stock.
Opto Device, Ltd. (“OPD”) was established on February 8, 2002, and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged with and into Opnext Japan.
The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $3,819 and $5,237 for the three-month periods, and $9,928 and $10,712 for the six-month periods, ended September 30, 2009 and 2008, respectively. Purchases from Hitachi and its subsidiaries were $4,156 and $10,947 for the three-month periods, and $9,904 and $21,735 for the six-month periods, ended September 30, 2009 and 2008, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $609 and $696 for the three-month periods, and $1,238 and $1,499 for the six-month periods, ended September 30, 2009 and 2008, respectively. At September 30 and March 31, 2009, the Company had accounts receivable from Hitachi and its subsidiaries of $6,236 and $3,483, respectively. In addition, at September 30 and March 31, 2009, the Company had accounts payable to Hitachi and its subsidiaries of $3,331 and $6,052, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.

Opnext Japan, Inc. Related Party Agreements
In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
Sales Transition Agreement
Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $486 and $583 for the three-month periods and $647 and $1,380 for the six-month periods ended September 30, 2009 and 2008, respectively.
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
Opnext Japan Research and Development Agreement
Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid-up, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid-up, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002, to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor Business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,003 and $1,743 for the three-month periods, and $1,857 and $3,206 for the six-month periods, ended September 30, 2009 and 2008, respectively.
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
Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid-up, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid-up, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. The agreement expires on February 20, 2012. There were no research and development expenses under this agreement for the six-month periods ended September 30, 2009 and 2008.
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
Raw Materials Supply Agreement
Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001, for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008, however, Opnext has continued to make purchases under the arrangements pursuant to the agreement.

Opnext Japan Outsourcing Agreement
Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. Specific charges for such services amounted to $151 and $617 for the three-month and six-month periods ended September 30, 2008.
Secondment Agreements
Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were six and seven seconded employees at September 30 and March 31, 2009, respectively.
Lease Agreements
Opnext Japan leases certain manufacturing and administrative premises located in Totsuka, Japan from Hitachi. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006, to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $186 and $159 for the three-month periods, and $365 and $323 for the six-month periods, ended September 30, 2009 and 2008, respectively.
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
Secondment Agreements
OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into one-year secondment agreement effective October 1, 2002, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There was one seconded employee at September 30 and March 31, 2009.
Lease Agreement
OPD leases certain manufacturing and administrative premises from Renesas Technology, a wholly owned subsidiary of Hitachi. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $20 and $15 for the three-month periods, and $36 and $31 for the six-month periods, ended September 30, 2009 and 2008, respectively.

17. Reportable Segments and Geographic Information
Reportable Segments
The Company operates in one reportable segment — optical subsystems modules and components. Optical subsystems modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications.
Geographic Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
North America	$36,019	$43,401	$77,747	$93,644
Europe	27,349	17,206	55,243	31,128
Asia Pacific	9,874	7,595	17,499	14,005
Japan	7,733	11,957	15,795	25,619

Total	$80,975	$80,159	$166,284	$164,396

Sales attributed to geographic areas are based on the bill to location of the customer.

	September 30,	March 31,
	2009	2009
Assets:
North America	$267,226	$304,029
Japan	139,252	126,503
Europe	17,698	19,232

Total	$424,176	$449,764

The geographic designation of assets represents the country in which title is held.
18. Subsequent Events
The Company evaluated subsequent events through November 9, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not reported financial results or historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009.
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
Acquisition of StrataLight Communications, Inc.
On January 9, 2009, we completed the acquisition of StrataLight. Under the terms of the agreement and plan of merger, we acquired all the capital stock of StrataLight. For the three months and six-months ended September 30, 2009, StrataLight’s operations contributed revenues of $24.3 million and $56.6 million, respectively, and favorably impacted our gross margin percentage, as sales of StrataLight products generally have higher margins than sales of our other products. We also experienced incremental increases in research and development and selling and general and administrative expenses related to the StrataLight operations.
Sales
Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 96.2% and 93.0% of our total sales during the three-month periods, and 96.7% and 93.5% of total sales during the six-month periods, ended September 30, 2009 and 2008, respectively. During the three-month periods ended September 30, 2009 and 2008, sales of our products with 10Gbps or lower data rates, which we refer to as our 10Gbps and below products, represented 61.7% and 84.3% of our sales, respectively, and sales of our 40Gbps products represented 34.4% and 8.7% of our sales, respectively. During the six-month periods ended September 30, 2009 and 2008, sales of our 10Gbps and below products represented 58.9% and 83.2% of our sales, respectively, and sales of our 40Gbps products represented 37.8% and 10.3% of our sales, respectively.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month and six-month periods ended September 30, 2009, two customers in aggregate, Cisco and Nokia Systems Networks, represented 47.6% and 47.5% of sales, respectively. For the three-month and six-month periods ended September 30, 2008, two customers in aggregate, Alcatel-Lucent and Cisco, accounted for 53.2% and 53.8% of sales, respectively. No other customer accounted for more than 10% of total sales in any of these periods. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our sales.
During the three-month periods ended September 30, 2009 and 2008, sales attributed to geographic areas were 44.5% and 57.0% in North America, 33.8% and 18.9% in Europe, 12.2% and 8.5% in Asia (excluding Japan), and 9.6% and 15.6% in Japan,respectively. During the six-month periods ended September 30, 2009 and 2008, sales attributed to geographic areas were 46.8% and 54.1% in North America, 33.2% and 21.5% in Europe, 10.5% and 9.5% in Asia (excluding Japan), and 9.5% and 14.9% in Japan, respectively.
Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the six-month periods ended September 30, 2009 and 2008, 9.5% and 20.4% of our revenues were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
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
Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The portion of our cost of sales denominated in Japanese yen was 32.9% and 80.6% during the three-month periods, and 33.1% and 77.7% during the six-month periods, ended September 30, 2009 and 2008, respectively. During the three-month and six-month periods ended September 30, 2009, the decline in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from StrataLight’s operations, which were denominated in U.S. dollars.
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
Research and Development Costs
Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred expenses of $1.0 million and $1.7 million during the three-month periods, and $1.9 and $3.2 million during the six-month periods, ended September 30, 2009 and 2008, respectively, in connection with these agreements. In addition, our research and development expenses predominantly include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist predominantly of salaries and benefits for our employees that perform our sales and related support services, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate-related expenses.

Inventory
Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, at which time the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of September 30 and March 31, 2009, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $5.3 million and $7.7 million, respectively.
Income Taxes
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
The Internal Revenue Service is currently examining our U.S. Income Tax Returns for the fiscal years ended March 31, 2007 and March 31, 2008. The State of New Jersey is currently examining our New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004 through March 31, 2007. As of September 30, 2009, no adjustments had been proposed by the tax authorities.
Factors That May Influence Future Results of Operations
Global Market and Economic Conditions
The credit markets and the financial services industry have recently experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy. For a more detailed discussion of our capital needs, please see the section “Managements’ Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Cost Reduction Actions
On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce and elimination of cash bonuses for the fiscal year ended March 31, 2009 and a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. In addition, in October 2009 we further reduced our global workforce by approximately five percent. When fully implemented by March 31, 2010, these actions to reduce our cost structure and operating expenses, together with synergies associated with the StrataLight acquisition, are expected to contribute total annualized savings of approximately $28.5 million.
Sales
Our sales are affected by capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. Demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications. We have experienced decreasing prices, primarily as a result of industry over-capacity, increased competition and the introduction of next generation products. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period. In addition, for the past two sequential quarters we have experienced a decline in demand for our 40Gbps products, and expect that trend to continue through the next fiscal quarter.

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
Cost of Sales
As discussed above, our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 32.9% and 80.6% during the three-month periods, and 33.1% and 77.7% during the six-month periods, ended September 30, 2009 and 2008, respectively. The decline in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from StrataLight’s operations, which were denominated in U.S. dollars.
Research and Development Expense
Our research and development costs have increased during our fiscal year ending March 31, 2010, compared to the prior fiscal year as a result of the StrataLight acquisition. In the future, we expect that our research and development costs will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products.
Selling, General and Administrative Expense
Our selling, general and administrative costs have increased during our fiscal year ending March 31, 2010, compared to the prior year as a result of the StrataLight acquisition. In the future, we expect that out selling, general and administrative costs will fluctuate with sales volume. Our selling, general and administrative expense will also be impacted by the continuing costs associated with pending litigation.
Critical Accounting Policies
There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, except for the inclusion of the multiple-element revenue arrangement policy described below.
Revenue Recognition
Revenue is derived principally from sales of products and is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured based on the creditworthiness of the customer and certainty of customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.
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
We participate in vendor managed inventory (“VMI”) programs with certain of our customers, whereby we maintain an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
We periodically enter into multiple-element revenue arrangements to design, develop and manufacture complex products according to the specifications of the customer. Multiple-element revenue arrangements are separated into more than one unit of accounting if the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return, delivery and performance of the undelivered items is considered probable and substantially in our control. If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. The revenue policies described above are then applied to each unit of accounting, as applicable.

Recently Issued Accounting Standards
In May 2009, the FASB issued a new accounting standard related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009, and establishes general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material effect on our financial condition or results of operations. See Note 18 of the unaudited consolidated financial statements for the required disclosures.
In April 2009, the FASB issued guidance that requires disclosure for interim and annual periods of the fair value of all applicable financial instruments in interim and annual periods for which it is practicable to estimate fair value. The adoption of this guidance did not have a material effect on our consolidated financial statements.
Results of Operations for the Three-Month and Six-Month Periods Ended September 30, 2009 and 2008
The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended September 30,				Six Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
			(as percentage				(as percentage
	(in thousands)		of sales)		(in thousands)		of sales)
Sales	$80,975	$80,159	100.0%	100.0%	$166,284	$164,396	100.0%	100.0%
Cost of Sales	61,941	55,708	76.5%	69.5%	129,059	112,814	77.6%	68.6%
Amortization of developed product research	1,445	—	1.8%	0.0%	2,890	—	1.7%	0.0%

Gross margin	17,589	24,451	21.7%	30.5%	34,335	51,582	20.6%	31.4%
Research and development expenses	18,733	11,197	23.1%	14.0%	37,797	21,471	22.7%	13.1%
Selling, general and administrative expenses	13,509	13,196	16.7%	16.5%	27,958	27,851	16.8%	16.9%
Amortization of purchased intangibles	2,342	—	2.9%	0.0%	8,556	—	5.1%	0.0%

Operating (loss) income	(16,995)	58	(21.0)%	0.1%	(39,976)	2,260	(24.0)%	1.4%
Interest (expense) income, net	(161)	1,030	(0.2)%	1.3%	(254)	1,972	(0.2)%	1.2%
Other (expense) income, net	(676)	100	(0.8)%	0.1%	(1,304)	(435)	(0.8)%	(0.3)%

(Loss) income before income taxes	(17,832)	1,188	(22.0)%	1.5%	(41,534)	3,797	(25.0)%	2.3%
Income tax expense	(81)	—	(0.1)%	0.0%	(96)	—	(0.0)%	0.0%

Net (loss) income	$(17,913)	$1,188	(22.1)%	1.5%	$(41,630)	$3,797	(25.0)%	2.3%

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008
Sales. Revenue increased $0.8 million, or 1.0%, to $81.0 million, compared to $80.2 million for the quarter ended September 30, 2008. Revenue in the quarter ended September 30, 2009 included $24.3 million from StrataLight, which was acquired by the Company on January 9, 2009. Revenue from sales of 40Gbps products increased $21.0 million to $28.0 million primarily as a result of the acquisition of StrataLight. Revenue from sales of 10Gbps and below products decreased $17.7 million, or 26.2%,to $49.9 million, while revenue from sales of industrial and commercial products decreased $2.5 million, or 44.6%, to $3.1 million. The decrease in revenue from sales of 10Gbps and below products occurred in all major product categories except XFP and SFP+ modules.
Gross Margin. Gross margin decreased $6.9 million, or 28.2%, to $17.6 million in the three-month period ended September 30, 2009 from $24.5 million in the three-month period ended September 30, 2008. Gross margin for the three-month period ended September 30, 2009 includes a $2.8 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended September 30, 2009, included $1.4 million of developed product technology amortization expense and $0.3 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the three-month periods ended September 30, 2009 and 2008 included charges of $0.6 million and $0.3 million, respectively, for excess and obsolete inventory reserves.

Gross margin as a percentage of sales decreased to 21.7% for the three months ended September 30, 2009, from 30.5% for the corresponding period in 2008, as declining average selling prices, higher per unit manufacturing costs generally derived from lower 10Gbps volumes other than for XFP and SFP+ products and lower industrial and commercial volumes and the negative effects of fluctuations in foreign currency exchange rates more than offset the benefits from lower material and outsourcing costs, favorable product mix and higher relative margins from sales of StrataLight’s products.
Research and Development Expenses. Research and development expenses increased $7.5 million to $18.7 million for the three-month period ended September 30, 2009 from $11.2 million for the three-month period ended September 30, 2008, including a $1.2 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 23.1% for the three-month period ended September 30, 2009 from 14.0% for the corresponding period in 2008. Research and development expenses increased as a result of the StrataLight acquisition and were partially offset by reduced outsourcing services provided by Hitachi’s research laboratories as well as lower material and employee costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $13.6 million for the three-month period ended September 30, 2009 from $13.2 million for the three-month period ended September 30, 2008, including a $0.5 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 16.7% for the three-month period ended September 30, 2009 from 16.5% for the corresponding period in 2008. Selling, general and administrative expenses increased as a result of the StrataLight acquisition and the unfavorable impact from foreign currency exchange rates partially offset by lower employee, outsourcing, logistics and commission costs.
Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $2.3 million for the three-month period ended September 30, 2009. The amortization consisted of $2.0 million related to order backlog and $0.3 million related to customer relationships.
Interest (Expense) Income, Net. Interest expense, net increased $1.1 million to $0.1 million in the three-month period ended September 30, 2009, from interest income, net of $1.0 million in the corresponding period in 2008. Interest (expense) income, net, for each of the three-month periods ended September 30, 2009 and 2008 consisted of interest earned on cash and cash equivalents and interest expense on short-term debt. The increase in interest expense, net, primarily reflects the decrease in interest income earned on cash equivalents due to a decline in market interest rates.
Other Income (Expense). Other expense was $0.7 million for the three-month period ended September 30, 2009 and other income was $0.1 million for the three-month period ended September 30, 2008, and consisted primarily of net exchange losses and gains on foreign currency transactions.
Income Taxes. During the three-month period ended September 30, 2009, we recorded $0.1 million of current income tax expense attributable to income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended September 30, 2008, we did not record income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions that generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
Comparison of the Six-Month Periods Ended September 30, 2009 and 2008
Sales. Overall sales increased $1.9 million, or 1.1%, to $166.3 million in the six-month period ended September 30, 2009 from $164.4 million in the six-month period ended September 30, 2008. Revenue in the six-month period ended September 30, 2009, included $56.6 million from StrataLight, which was acquired by the Company on January 9, 2009. During the six-month period ended September 30, 2009, sales of our 40Gbps products increased $46.1 million to $62.9 million primarily due to the acquisition of StrataLight. Revenues from sales of our 10Gbps and below products decreased $39.2 million, or 28.7%, to $97.6 million, while revenues from sales of our industrial and commercial products decreased by $5.4 million, or 50.0%, to $5.4 million. The decrease in our revenues from 10Gbps and below and industrial and commercial products primarily resulted from decreased demand across all product lines except XFP and SFP+ modules.

Gross Margin. Gross margin decreased $17.2 million to $34.3 million in the six-month period ended September 30, 2009, from $51.6 million in the six-month period ended September 30, 2008, including a $4.1 million negative effect from fluctuations in foreign currency exchange rates, net of the impact from our hedging program. Additional costs associated with the StrataLight acquisition that were incurred during the six-month period ended September 30, 2009 included $2.9 million of developed product technology amortization expense, a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.8 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the six-month periods ended September 30, 2009 and 2008 included charges of $2.4 million and $0.4 million, respectively, for excess and obsolete inventory reserves.
As a percentage of sales, gross margin decreased to 20.6% for the six-month period ended September 30, 2009 from 31.4% for the six-month period ended September 30, 2008, as declining average selling prices, higher charges for excess and obsolete inventory, higher per unit manufacturing costs generally derived from lower volumes and the negative effects of fluctuations in foreign currency exchange rates, net of the benefits from our hedging programs, more than offset the benefits from lower material and outsourcing costs, favorable product mix and higher relative margins from sales of StrataLight’s products.
Research and Development Expenses. Research and development expenses increased by $16.3 million to $37.8 million in the six-month period ended September 30, 2009, from $21.5 million in the six-month period ended September 30, 2008, including a $1.7 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses as a percentage of sales were 22.7% and 13.1%, respectively, for the six-month periods ended September 30, 2009 and 2008, respectively. Research and development expenses increased as a result of the StrataLight acquisition and were partially offset by reduced outsourcing services provided by Hitachi’s research laboratories as well as lower material and employee costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million to $28.0 million in the six-month period ended September 30, 2009 from $27.9 million in the six-month period ended September 30, 2008, including a $0.7 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.8% for the six-month period ended September 30, 2009 from 16.9% for the corresponding period in 2008. Selling, general and administrative expenses increased as a result of the StrataLight acquisition partially offset by lower employee, outsourcing, logistics and commission costs.
Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $8.6 million for the six-month period ended September 30, 2009. The amortization consisted of $7.9 million related to order backlog and $0.7 million related to customer relationships.
Interest (Expense) Income, Net. Interest (expense) income, net decreased $2.2 million to $0.3 million of interest expense in the six-month period ended September 30, 2009 from $2.0 million of interest income in the six-month period ended September 30, 2008. Interest expense, net for the six-month period ended September 30, 2009 primarily consisted of interest expense on short-term debt, offset by interest earned on cash and cash equivalents. Interest income, net for the six-month period ended September 30, 2008 primarily consisted of interest earned on cash and cash equivalents. The decrease in interest primarily reflects the decline in interest rates over the respective periods.
Other Income (Expense), Net. Other expense, net was $1.3 million and $0.4 million for the six-month periods ended September 30, 2009 and 2008, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
Income Taxes. During the six-month period ending September 30, 2009, we recorded $0.1 million of current income tax expense attributable to income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the six-month period ended September 30, 2008, we did not record an income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any income tax expense. For those jurisdictions continuing to generate operating losses, we continue to record a valuation allowance to offset potential income tax benefits associated with these operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

Liquidity and Capital Resources
During the six-month period ended September 30, 2009, cash and cash equivalents decreased by approximately $13.9 million to $155.0 million from $168.9 million at March 31, 2009. This decrease consisted of $6.8 million of net cash used in operating activities, $5.5 million of capital lease and other financing payments, $2.8 million of capital expenditures, partially offset by a $1.2 million benefit from the effect of foreign currency exchange rates on cash and cash equivalents. Net cash used in operating activities reflected our net loss of $41.6 million for the six-month period ended September 30, 2009, partially offset by depreciation and amortization of $11.6 million, amortization of purchased intangibles of approximately $11.5 million, a decrease in net current assets excluding cash and cash equivalents of $5.4 million, non-cash stock-based compensation expense of $3.3 million and non-cash Employee Liquidity Bonus Plan compensation of $3.0 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories and accounts receivable due to reduced sales volumes. During the six-month period ended September 30, 2009, we also entered into $0.1 million of new capital lease obligations.
Pursuant to the terms of the Agreement and Plan of Merger dated July 9, 2008 by and among the Company, StrataLight, Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro, as the stockholder representative, the Company made the second of three distributions of cash and shares of the Company’s common stock to ELBP participants on October 31, 2009. The Company distributed approximately $3.6 million of cash and 753 shares of previously issued common stock, and accepted as treasury shares 1,158 shares of common stock as requested by certain ELBP participants to satisfy approximately $2.8 million in employee withholding tax obligations paid by the Company.
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
To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended September 30, 2009 and 2008, 9.5% and 18.5%, respectively, of our revenues were denominated in Japanese yen and 0.5% and 0.9%, respectively, of our revenues were denominated in euros. The remaining revenues were denominated in U.S. dollars. For the six-month periods ended September 30, 2009 and 2008, 9.5% and 20.4%, respectively, of our revenues were denominated in Japanese yen and 0.4% and 0.9%, respectively, of our revenues were denominated in euros. The remaining revenues were denominated in U.S. dollars.
To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month and six-month periods ended September 30, 2009 and 2008, approximately 32.9% and 80.6%, and 33.1% and 77.7%, respectively, of our cost of sales was denominated in Japanese yen. We anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen in the foreseeable future.
To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month and six-month periods ended September 30, 2009 and 2008, approximately 36.8% and 52.7%, and 33.7% and 51.6%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
As of September 30 and March 31, 2009, we had net payable positions of $4.9 million and $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At September 30, 2009, we had no contracts in place, and at March 31, 2009, we had three contracts in place with a nominal value of $6.0 million with expiration dates of ninety days or less, to hedge a portion of this future risk. During the three-month and six-month periods ended September 30, 2009, we recorded net favorable foreign currency hedge positions of $0.1million and $0.5 million, respectively, and during the three-month and six-month periods ended September 30, 2008, we recorded net unfavorable foreign currency hedge positions of $0.1 million and $0.6 million, respectively, related to additional cost of goods sold associated with our foreign currency forward contracts settled during the periods.
We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on our financial results.
We had a $22.3 million short-term yen-denominated loan outstanding as of September 30, 2009, with the Sumitomo Trust and Banking Company, Ltd. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month periods ended September 30, 2009 and 2008 were $72,000 and 1.34%, and $52,000 and 1.68%, respectively. The total interest expense and weighted average interest rate for the six-month periods ended September 30, 2009 and 2008 were $146,000 and 1.39%, and $132,000 and 1.70%, respectively.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of September 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three-month period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings.
On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey against Opnext and the Individual Defendants, alleging, inter alia, that the registration statement and prospectus issued in connection with Opnext’s initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the District of New Jersey with similar allegations. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named Opnext, the Individual Defendants, Opnext’s independent auditor and the underwriters of the IPO as defendants.
On May 22, 2008, the court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a consolidated complaint was filed on behalf of all persons who purchased Opnext common stock on or before February 13, 2008 pursuant to or traceable to Opnext’s initial public offering on February 14, 2007 (the “Consolidated Complaint”). On October 21, 2008, the defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff without prejudice.
On September 8, 2009, the parties, including Opnext and the Individual Defendants, entered into the Settlement, which the Court preliminary approved on October 6, 2009.
Under the terms of the Settlement, which is subject to final approval by the Court, Opnext’s insurer will pay $2.0 million to a settlement fund which will be used to pay eligible claimants and plaintiffs’ counsel. Moreover, upon final approval of the Settlement by the Court, plaintiff will dismiss the consolidated action with prejudice, and all defendants (including Opnext and the Individual Defendants) will be released from any claims that were brought or could have been brought in the consolidated action. Notice of the Settlement will be mailed to Opnext’s present and former shareholders who are members of the Settlement class, and they will have the opportunity to submit claims, object to the Settlement and/or opt-out of it. The Court has scheduled a final hearing for January 6, 2010, after which the Court will decide whether to grant final approval of the Settlement.
Opnext and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and have entered into the Settlement solely to avoid the costs and risks associated with further litigation.
On March 31, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by the Company infringe the Furukawa Patent. The complaint seeks an injunction as well as 300 million yen in royalty damages. We intend to defend ourselves vigorously in this litigation.

Item 1A.	Risk Factors.
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit
Number

3.1		Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2		Amended and Restated Bylaws of Opnext, Inc. (1)

3.3		Specimen of stock certificate for common stock(1)

4.1
Rights Agreement, dated as of June 18, 2009, between Opnext, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C.(2)

31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2009, and incorporated herein by reference.

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Gilles Bouchard
Gilles Bouchard
President and Chief Executive Officer

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance
Date: November 9, 2009

Exhibit Index

Exhibit
Number

3.1		Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2		Amended and Restated Bylaws of Opnext, Inc. (1)

3.3		Specimen of stock certificate for common stock(1)

4.1
Rights Agreement, dated as of June 18, 2009, between Opnext, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C.(2)

31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2009, and incorporated herein by reference.

*	Filed herewith.