Form 10-Q
period 2009-12-31
OPNEXT INC
filed 2010-02-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of February 4, 2010, 88,972,870 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Opnext, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $2,789 and $6,328 of restricted cash at December 31 and March 31, 2009, respectively	$146,333	$168,909
Trade receivables, net, including $5,642 and $3,483 due from related parties at December 31 and March 31, 2009, respectively	53,759	63,961
Inventories	97,348	101,610
Prepaid expenses and other current assets	4,099	3,708

Total current assets	301,539	338,188
Property, plant, and equipment, net	62,630	71,966
Purchased intangibles	26,006	39,239
Other assets	523	371

Total assets	$390,698	$449,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $3,728 and $6,052 due to related parties at December 31 and March 31, 2009, respectively	$38,782	$38,356
Accrued expenses	28,247	33,190
Short-term debt	21,534	20,243
Capital lease obligations	11,154	11,388

Total current liabilities	99,717	103,177
Capital lease obligations	14,762	21,402
Other long-term liabilities	5,548	4,648

Total liabilities	120,027	129,227

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,130,377, outstanding 88,972,870 at December 31, 2009, net of 58,630 shares of treasury stock, and 88,656,447 at March 31, 2009, net of 51,508 shares of treasury stock	716	730
Additional paid-in capital	714,656	708,588
Accumulated deficit	(454,842)	(394,632)
Accumulated other comprehensive income	10,141	5,851

Total shareholders’ equity	270,671	320,537

Total liabilities and shareholders’ equity	$390,698	$449,764

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales, including sales of $2,749 and $4,949 to related parties for the three-month periods, and $12,676 and $15,661 to related parties for the nine-month periods, ended December 31, 2009 and 2008, respectively	$76,065	$70,533	$242,349	$234,929
Cost of sales	62,670	54,951	191,729	167,765
Amortization of acquired developed technology	1,445	—	4,335	—

Gross margin	11,950	15,582	46,285	67,164
Research and development expenses, including $1,167 and $1,169 incurred with related parties for the three-month periods, and $3,173 and $4,505 incurred with related parties for the nine-month periods, ended December 31, 2009 and 2008, respectively	17,475	10,550	55,272	32,021
Selling, general and administrative expenses, including $1,010 and $1,496 incurred with related parties for the three-month periods, and $2,935 and $4,409 incurred with related parties for the nine-month periods, ended December 31, 2009 and 2008, respectively	13,179	14,805	41,137	42,656
Impairment of goodwill	—	5,698	—	5,698
Amortization of purchased intangibles	342	—	8,898	—

Operating loss	(19,046)	(15,471)	(59,022)	(13,211)
Interest (expense) income, net	(178)	717	(432)	2,689
Other income (expense), net	422	216	(882)	(219)

Loss before income taxes	(18,802)	(14,538)	(60,336)	(10,741)
Income tax benefit	222	—	126	—

Net loss	$(18,580)	$(14,538)	$(60,210)	$(10,741)

Net loss per share:
Basic	$(0.21)	$(0.23)	$(0.68)	$(0.17)
Diluted	$(0.21)	$(0.23)	$(0.68)	$(0.17)
Weighted average number of shares used in computing net loss per share:
Basic	88,960	64,612	88,808	64,618
Diluted	88,960	64,612	88,808	64,618
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(60,210)	$(10,741)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,054	9,338
Impairment of goodwill	—	5,698
Amortization of purchased intangibles	13,233	—
Stock-based compensation expense	5,010	4,161
Compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	1,179	—
Loss (gain) on disposal of fixed assets	180	(9)
Changes in assets and liabilities:
Trade receivables, net	11,185	(3,305)
Inventories	8,749	3,056
Prepaid expenses and other current assets	(127)	(312)
Other assets	(237)	—
Trade payables	(896)	(10,360)
Accrued expenses and other liabilities	(5,758)	5,129

Net cash (used in) provided by operating activities	(10,638)	2,655

Cash flows from investing activities
Capital expenditures	(5,179)	(2,474)
In-process acquisition of business costs	—	(1,622)

Net cash used in investing activities	(5,179)	(4,096)

Cash flows from financing activities
Payments on capital lease obligations	(8,086)	(6,479)
Short-term debt payments, net	—	(6,586)
In-process equity registration costs	—	(560)
Restricted share repurchases	—	(27)
Exercise of stock options	4	6

Net cash used in financing activities	(8,082)	(13,646)
Effect of foreign currency exchange rates on cash and cash equivalents	1,323	(602)

Decrease in cash and cash equivalents	(22,576)	(15,689)
Cash and cash equivalents at beginning of period	168,909	221,686

Cash and cash equivalents at end of period	$146,333	$205,997

Non-cash financing activities
Capital lease obligations incurred	$(109)	$(13,170)
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
2. Summary of Significant Accounting Policies
     The financial information for the Company as of December 31, 2009, and for the three-month and nine-month periods ended December 31, 2009 and 2008, is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on June 15, 2009, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on July 29, 2009, for the fiscal year ended March 31, 2009.
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
     The Company participates in vendor managed inventory (“VMI”) programs with certain customers, whereby the Company maintains an agreed upon quantity of certain products at a customer designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for trade receivables, trade payables, accrued expenses and short-term debt approximate fair value due to the immediate to short-term maturity of these financial instruments.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the definition of fair value. The guidance, which was updated in February 2008, establishes a framework for measuring addition, in April 2009, the FASB issued guidance that requires disclosure of the fair value for interim and annual periods of all applicable financial instruments for which it is practicable to estimate fair value. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

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
     As of December 31 and March 31, 2009, the Company had $89,471 and $134,774, respectively, of money market funds that were recorded at fair value based on Level 1 quoted market prices and classified as cash and cash equivalents. At December 31, 2009, the Company had six forward foreign currency exchange contracts and at March 31, 2009, the Company had three forward foreign currency exchange contracts classified in accrued expenses that were recorded at fair values of $260 and $60, respectively, based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers.
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
3. Restructuring Charges
     As of December 31, 2009, in connection with the acquisition of StrataLight and additional actions taken to reduce costs subsequent to the completion of the acquisition, the Company has remaining obligations for severance and related benefit charges of $248 resulting from workforce reductions across the Company and facility consolidation charges of $587 for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California. The remaining lease payments will reduce the facility accrual, with associated interest accretion, through August 2011. During the three-month period ended December 31, 2009, the Company recorded $776 of additional severance and related benefit charges resulting from continued workforce reductions. These cost reduction measures rationalized the Company’s cost structure and were enabled by synergies resulting from the StrataLight acquisition.

	Workforce
	Reduction	Facilities
Accrual balance as of March 31, 2009	$331	$724
Restructuring charges:
Manufacturing expense	359	—
Research and development expense	276	—
Selling, general and administrative expense	744	95
Cash payments	(1,462)	(232)

Accrual balance as of December 31, 2009	$248	$587

4. Inventories
     Components of inventories are summarized as follows:

	December 31,	March 31,
	2009	2009
Raw materials	$53,767	$61,132
Work-in-process	12,442	10,791
Finished goods	31,139	29,687

Inventories	$97,348	$101,610

     Inventories included $19,198 and $28,554 of inventory consigned to customers and contract manufacturers at December 31 and March 31, 2009, respectively.
5. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	December 31,	March 31,
	2009	2009
Machinery, electronic, and other equipment	$242,442	$224,854
Computer software	17,861	16,815
Building improvements	6,106	5,830
Construction-in-progress	4,361	9,489

Total property, plant, and equipment	270,770	256,988
Less accumulated depreciation and amortization	(208,140)	(185,022)

Property, plant, and equipment, net	$62,630	$71,966

     Property, plant and equipment included capitalized leases of $51,481 and $47,507 at December 31 and March 31, 2009, respectively, and related accumulated depreciation of $21,652 and $17,621 at December 31 and March 31, 2009, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $159 and $546 for the three months, and $776 and $1,558 for the nine months, ended December 31, 2009 and 2008, respectively.
6. Intangible Assets
     As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
     The components of the intangible assets at December 31, 2009, were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed product research	$28,900	$(5,656)	$23,244
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(1,338)	2,762

Total intangible assets	$46,100	$(20,094)	$26,006

     Intangible assets amortization expense was $1,787 for the three-month period, and $13,233 for the nine-month period, ended December 31, 2009. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2009:

Year Ended March 31,	Amount
2010	$1,787
2011	7,147
2012	6,834
2013	5,780
2014	4,458

Total	$26,006

7. Income Taxes
     During the three-month and nine-month periods ended December 31, 2009, the Company recorded $222 and $126, respectively, of current income tax benefit. A U.S. Federal benefit of $228 was recorded for the three-month and nine-month periods ended December 31, 2009, as a result of acceleration of research credits under the 2008 Housing and Economic Recovery Act. A current income tax expense of $6 and $102 was recorded for the three-month and nine-month periods, respectively, attributable to income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended December 31, 2008, the Company recorded a valuation allowance to offset potential income tax benefits associated with all jurisdictions, as they generated operating losses. During the nine-month period ended December 31, 2008, the Company did not record an income tax expense in profitable jurisdictions since the income tax benefits of prior operating losses were used to offset any income tax expense. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with the past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     As of December 31, 2009, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense.
     The Company is subject to taxation in the United States, Japan and various state, local and foreign jurisdictions. With the exception of Japan and certain state and local jurisdictions, the income tax filings for all years since and including the year 2000 are open to examination by the respective tax authorities. The Company’s income tax filings since and including the year 2003 are open to examination by the Japanese tax authorities.
     The Internal Revenue Service is currently examining the Company’s U.S. Income Tax Returns for the fiscal years ended March 31, 2007 and March 31, 2008. As of December 31, 2009, no adjustments had been proposed by the tax authorities. The State of New Jersey completed its examination of the Company’s New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004 through March 31, 2007. The returns were accepted as filed. The German tax authorities have notified the Company that they intend to audit the Company’s German tax returns for the fiscal years ended March 31, 2005 through March 31, 2007. The audit is scheduled to commence in February 2010.
8. Stockholders’ Equity
  Common and Preferred Stock
     On January 25, 2007, all Class A common stock was converted into Class B common stock. On January 26, 2007, the Company declared a one for three reverse stock split of the Company’s outstanding Class B common stock effective for all shareholders of record as of January 26, 2007. On January 26, 2007, the Company also approved the conversion of all common stock into a single class of common stock.
     The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of December 31, 2009, no shares of preferred stock had been issued.

     In connection with the acquisition of StrataLight on January 9, 2009, during the nine months ended December 31, 2009, the Company issued 4,247 common shares under the StrataLight Employee Liquidity Bonus Plan (the “ELBP”), of which 2,518 were issued to participants and 1,158 shares that would have otherwise been issued to participants were withheld by the Company from payment in satisfaction of participant tax withholding obligations.
  Rights Agreement
     On June 18, 2009, the Company’s board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our net operating loss carryforwards and other related tax attributes (“NOLs”) that the board of directors considers to be a valuable asset that could be used to reduce future potential federal and state income tax obligations that ultimately could inure to the benefit of the Company and its stockholders. The rights are designed to deter stock accumulations made without prior approval from the Company’s board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), with the result of limiting the availability of future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
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
     The Rights Plan includes a procedure whereby the board of directors will consider requests to exempt certain proposed acquisitions of common stock from the applicable ownership trigger if the board of directors determines that the requested acquisition will not limit or impair the availability of future use of the NOLs to the Company. The rights will expire on June 22, 2012 or earlier, upon the closing of a merger or acquisition transaction that is approved by the board of directors prior to the time at which a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock, or if the board of directors determines that the NOLs have been fully utilized or are no longer available under Section 382 of the Code. The Company submitted the continuation of the Rights Plan for stockholder approval at the Company’s 2009 annual meeting of stockholders.
     If a person acquires 4.99% or more of the outstanding common stock of the Company, each right will entitle the right holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. The person who acquired 4.99% or more of the outstanding common stock of the Company is referred to as the “acquiring person.” Existing stockholders of the Company who already own 4.99% or more of the Company’s common stock would only be an “acquiring person” if they acquired additional shares of common stock. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the board of directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.
9. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share includes dilutive common stock equivalents, using the treasury stock method, if dilutive.
     The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss, basic and diluted	$(18,580)	$(14,538)	$(60,210)	$(10,741)
Denominator:
Weighted average shares outstanding — basic and diluted	88,960	64,612	88,808	64,618

Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.68)	$(0.17)

     The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income (loss) per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock options	12,344	7,797	12,344	7,797
Stock appreciation rights	565	545	565	545
Restricted stock units and other	193	16	193	16

Total options and stock appreciation rights	13,102	8,358	13,102	8,358

10. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) as of December 31 and March 31, 2009 were as follows:

	December 31,	March 31,
	2009	2009
Unrealized loss on foreign currency forward contract	$(260)	$(60)
Defined benefit plan costs	(127)	(189)
Foreign currency translation adjustment	10,528	6,100

Accumulated other comprehensive income	$10,141	$5,851

     The components of comprehensive loss for the three-month and nine-month periods ended December 31, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss	$(18,580)	$(14,538)	$(60,210)	$(10,741)
Other comprehensive loss:
Foreign currency translation adjustment	(2,215)	11,212	4,428	7,740
Foreign currency contracts	(260)	(743)	(200)	(64)
Defined benefit plan	22	21	62	74

Total comprehensive loss	$(21,033)	$(4,048)	$(55,920)	$(2,991)

11. Employee Benefits
     The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. On April 1, 2009, the Company suspended its matching contribution to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contribution to the Plan for the three-month and nine-month periods ended December 31, 2009. The Company’s matching contribution to the plan was $79 and $281, respectively, for the three-month and nine-month periods ended December 31, 2008. No discretionary contributions were made in the three-month and nine-month periods ended December 31, 2009 and 2008.
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $222 and $207 for the three-month periods, and $640 and $572 for the nine-month periods, ended December 31, 2009 and 2008, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis. Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of December 31 and March 31, 2009, there were no plan assets. Net periodic benefit costs for the three-month and nine-month periods ended December 31, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Pension benefit:
Service cost	$245	$218	$705	$611
Interest cost	21	15	61	43
Amortization of prior service cost	21	20	61	56

Net pension plan loss	$287	$253	$827	$710

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.8%	3.1%	2.8%	3.1%
Expected residual active life	15.8 years	15.9 years	15.8 years	15.9 years
     The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

Nine Months
Ended
December 31,
2009
Change in benefit obligation:
Benefit obligation at beginning of period	$3,828

Service cost	704
Interest cost	61
Benefits paid	(7)
Foreign currency translation	248

Benefit obligation at end of period	$4,834

	December 31,	March 31,
	2009	2009
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$77	$57
Other long-term liabilities	4,757	3,771

Net amount recognized	$4,834	$3,828

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$210	$190
Prior service cost	(337)	(379)

Accumulated other comprehensive loss	$(127)	$(189)

     The Company estimates the future benefit payments for the defined benefit plan will be as follows: $54 in 2010, $76 in 2011, $138 in 2012, $111 in 2013 and $1,717 in aggregate in the years 2014 through 2018.

12. Stock-Based Incentive Plans
     The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of December 31, 2009, the Company’s stock-based incentive plan had 5,742 common shares of stock available for future grants.
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
  Restricted Stock Units and Restricted Common Shares
     Restricted stock units represent the right to receive a share of Opnext stock at a designated time in the future, provided that the stock unit is vested at such time. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed.
     The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Balance at March 31, 2009	142	$2.96
Granted	52	1.72
Vested	(16)	8.51

Balance at December 31, 2009	178	$2.03	$337	0.1

Vested at December 31, 2009	16	$8.51	$29

     During the nine-month period ended December 31, 2009, the Company issued an aggregate of 52 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The restricted stock units are convertible into common shares on a one-for-one basis upon the director’s separation from service from the Company. The awards vest in full on the one-year anniversary of grant. Total compensation expense for restricted stock units issued to non-employee members of the board of directors was $91 and $21 for the three-month periods, and $273 and $85 for the nine-month periods, ended December 31, 2009 and 2008, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $28 at December 31, 2009.
     As of December 31, 2009, there were no restricted common shares outstanding and at December 31, 2008, there were 154 restricted common shares outstanding. No restricted common shares were awarded during the nine-month period ended December 31, 2009. Total compensation expense for restricted common shares was $22 and $344 for the three-month periods, and $111 and $1,053 for the nine-month periods, ended December 31, 2009 and 2008, respectively.

Stock Options
     Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares subject to the option on each anniversary of the date of grant, have a ten- or five-year life and are accounted for using the Black-Scholes option pricing valuation model. Options issued to non-employees are measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At December 31 and March 31, 2009, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi, Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. Such options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month and nine-month periods ended December 31, 2009 and 2008, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table:

	For the Three Months		For the Nine Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008
Expected term (in years)	4.75	6.25	4.42	6.25
Volatility	86.2%	78.1%	86.9%	78.1%
Risk-free interest rate	2.07%	3.22%	2.07%	3.21%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%
     Compensation expense for employee stock option awards was $1,551 and $1,220 for the three-month periods, and $4,570 and $2,943 for the nine-month periods, ended December 31, 2009 and 2008, respectively. At December 31, 2009, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $15,542 and will be recognized over the remaining weighted average vesting period of 2.8 years. The weighted average fair value of options granted were $1.94 and $1.11 during the three-month periods, and $2.25 and $3.57 for the nine-month periods, ended December 31, 2009 and 2008, respectively.
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2009	9,029	$8.17
Granted	3,645	2.25
Forfeited or expired	(326)	4.44
Exercised	(4)	1.19

Balance at December 31, 2009	12,344	$6.52	$410	5.7

Options exercisable at December 31, 2009	4,428	$12.01	$92	3.3

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 – $1.68	1,732	7.9	$1.67	321	2.3	$1.62
$1.74 – $2.73	4,319	6.4	2.25	29	4.6	2.01
$4.47 – $8.89	2,697	6.3	5.95	837	6.1	6.05
$11.34 – $15.00	3,596	3.2	14.41	3,241	2.7	14.67

Total	12,344			4,428

Stock Appreciation Rights (SARs)
     The Company previously awarded stock appreciation rights to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and their related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007, and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. The Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s common stock. As of December 31, 2009, the Company had 565 SARs outstanding, 526 requiring settlement in the Company’s common stock with average remaining lives of 4.3 years and 39 requiring settlement in cash with average remaining lives of 4.4 years.
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s common stock was $16 and $33 for the three-month periods, and $56 and $141 for the nine-month periods, ended December 31, 2009 and 2008, respectively. At December 31, 2009, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of approximately one year was $40, net of estimated forfeitures.
     Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in a reversal of compensation expense of $8 for the three-month period, and no additional compensation expense for the nine-month period ended December 31, 2009, and a reversal of compensation expense of $35 and $61 for the three-month and nine-month periods ended December 31, 2008, respectively. Other long-term liabilities associated with these awards were $4 at each of December 31 and March 31, 2009. These awards will continue to be re-measured at each financial statement date until settlement.
Employee Liquidity Bonus Plan
     Certain of our employees who were formerly employees of StrataLight are entitled to receive a portion of the consideration from the acquisition of StrataLight pursuant to their participation in the ELBP, which we assumed under the merger agreement. Pursuant to the terms of the ELBP, sixteen percent (16%) of the aggregate merger consideration in the form of the Company’s common stock and cash was allocated to certain employees, directors and other designees of StrataLight pursuant to methodologies determined by the Compensation Committee of the StrataLight board of directors prior to the closing of the merger. The merger consideration to be received by the participants in the ELBP, other than such director participants, is subject to vesting such that twenty-five percent (25%) of such merger consideration vested and was distributed on January 31, 2009, fifty percent (50%) vested and was distributed on October 31, 2009 and twenty-five percent (25%) will vest and be distributed on or about February 22, 2010. If an employee participant is no longer employed by Opnext or Opnext Subsystems, Inc. at any vesting date for any reason other than a termination of such employee by Opnext or Opnext Subsystems, Inc. without cause, such employee participant will forfeit his or her merger consideration and such forfeited amounts will be paid on a pro rata basis to the other participants in the ELBP.
13. Short-Term Debt
     The Company entered into a $20,060 short-term yen-denominated loan on March 28, 2008, which is due monthly unless renewed. As of December 31 and March 31, 2009, the outstanding balance was $21,534 and $20,243, respectively. Interest is paid monthly on the loan at TIBOR plus a premium. The total interest expense and weighted average interest rates for the three months ended December 31, 2009 and 2008 were $74 and 1.32%, and $62 and 1.77%, respectively, and $219 and 1.37%, and $194 and 1.72%, respectively, for the nine months ended December 31, 2009 and 2008.
14. Concentrations of Risk
     At December 31 and March 31, 2009, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits.
     The Company primarily sells to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month period ended December 31, 2009, three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Nokia Systems Networks, represented 54.2% of sales.

During the nine-month period ended December 31, 2009, two customers in aggregate, Cisco and Nokia Systems Networks, represented 45.8% of sales. For the three-month and nine-month periods ended December 31, 2008, two customers in aggregate, Alcatel-Lucent and Cisco, accounted for 51.1% and 53.0% of sales, respectively. No other customer accounted for more than 10% of total revenues in any of these periods. At December 31, 2009, Cisco, Hitachi and Nokia Siemens Networks collectively accounted for 36.7% of total accounts receivable. At March 31, 2009, Alcatel-Lucent, Cisco and Nokia Siemens Networks collectively accounted for 50.2% of accounts receivable.
15. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $933 and $770 for the three-month periods, and $2,692 and $2,162 for the nine-month periods, ended December 31, 2009 and 2008, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at December 31, 2009:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2010	$2,898	$954
2011	12,366	3,344
2012	7,258	883
2013	4,464	364
2014	346	248

Total minimum lease payments	27,332	$5,793

Less amount representing interest	(1,416)

Present value of capitalized payments	25,916
Less current portion	(11,154)

Long-term portion	$14,762

     As of December 31, 2009, the Company had outstanding purchase commitments of $52,562 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Nine Months Ended
	December 31,
	2009	2008
Beginning balance	$11,922	$1,655
Warranty expense	1,079	999
Claims processed	(4,182)	(1,384)
Foreign currency translation and other	125	103

Ending balance	$8,944	$1,373

     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey (the “Court”) against Opnext and certain of Opnext’s present and former directors and officers (the “Individual Defendants”), alleging, inter alia, that the registration statement and prospectus issued in connection with Opnext’s initial public offering (the “IPO”) contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the Court with similar allegations. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named Opnext, the Individual Defendants, Opnext’s independent auditor and the underwriters of the IPO as defendants.
     On May 22, 2008, the Court issued an order consolidating Bixler, Coleman, and Johnson under Civil Action No. 08-920 (JAP) and, on July 30, 2008, a consolidated complaint (the “Consolidated Complaint”) was filed on behalf of all persons who purchased Opnext common stock on or before February 13, 2008, pursuant to or traceable to the IPO on February 14, 2007. On October 21, 2008, the defendants in the consolidated action, which include Opnext and the Individual Defendants, responded to the Consolidated Complaint, denying the material allegations and asserting various affirmative defenses. On November 6, 2008, Opnext’s auditor was voluntarily dismissed from the action by plaintiff without prejudice.
     On September 8, 2009, the parties, including Opnext and the Individual Defendants, entered into a Stipulation and Agreement of Settlement (the “Settlement”), which the Court preliminarily approved on October 6, 2009. On January 6, 2010, the Court granted final approval of the Settlement, which approval is no longer subject to appeal. Opnext and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and entered into the Settlement solely to avoid the costs and risks associated with further litigation.
     Under the terms of the Settlement, Opnext’s insurer paid $2,000 to a settlement fund that will be used to pay eligible claimants and plaintiffs’ counsel, plaintiff dismissed the consolidated action with prejudice and all defendants (including Opnext and the Individual Defendants) were released from any claims that were brought or could have been brought in the consolidated action.
16. Related Party Transactions
     OPI was incorporated on September 18, 2000 in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. Opnext Japan was established on September 28, 2000, and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to Opnext Japan. On July 31, 2001, Hitachi contributed 100% of the shares of Opnext Japan to OPI in exchange for 100% of OPI’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) together contributed $321,300 in exchange for a 30% interest in OPI’s capital stock.
     Opto Device, Ltd. (“OPD”) was established on February 8, 2002, and on October 1, 2002, OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged with and into Opnext Japan.
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $2,749 and $4,949 for the three-month periods, and $12,676 and $15,661 for the nine-month periods, ended December 31, 2009 and 2008, respectively. Purchases from Hitachi and its subsidiaries were $4,627 and $11,171 for the three-month periods, and $14,531 and $32,906 for the nine-month periods, ended December 31, 2009 and 2008, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $535 and $666 for the three-month periods, and $1,773 and $2,165 for the nine-month periods, ended December 31, 2009 and 2008, respectively. At December 31 and March 31, 2009, the Company had accounts receivable from Hitachi and its subsidiaries of $5,642 and $3,483, respectively. In addition, at December 31 and March 31, 2009, the Company had accounts payable to Hitachi and its subsidiaries of $3,728 and $6,052, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.
Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $454 and $811 for the three-month periods, and $1,101 and $2,191 for the nine-month periods, ended December 31, 2009 and 2008, respectively.

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
     In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid-up, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid-up, nonexclusive basis, in each case on the terms and subject to the conditions stated therein. On July 1, 2009, Hitachi Communication Technologies, Ltd. merged with Hitachi. All terms and conditions of the agreement remain unchanged.
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid-up, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid-up, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002, to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor Business. On October 27, 2006, the term of agreement was extended until February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1,088 and $1,096 for the three-month periods, and $2,945 and $4,302 for the nine-month periods, ended December 31, 2009 and 2008, respectively.
Opnext Research and Development Agreement
     Opnext and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext is charged for research and development support on the same basis that Hitachi’s wholly owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects. Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid-up, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid-up, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. The agreement expires on February 20, 2012. There were no research and development expenses under this agreement for either of the nine-month periods ended December 31, 2009 and 2008.
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

Opnext Japan Outsourcing Agreement
     Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. Specific charges for such services amounted to $151 and $617 for the three-month and nine-month periods ended December 31, 2008, respectively.
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. Additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were five and seven seconded employees at December 31 and March 31, 2009, respectively.
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises located in Totsuka, Japan from Hitachi. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006, to extend the term until December 31, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $194 and $180 for the three-month periods, and $559 and $503 for the nine-month periods, ended December 31, 2009 and 2008, respectively.
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
Secondment Agreements
     OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into one-year secondment agreement effective October 1, 2002, with automatic annual renewals. Pursuant to the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after December 31, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There was one seconded employee at each of December 31 and March 31, 2009.
Lease Agreement
     OPD leases certain manufacturing and administrative premises from Renesas Technology, a wholly owned subsidiary of Hitachi. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $17 for each of the three-month periods, and $53 and $48 for the nine-month periods, ended December 31, 2009 and 2008, respectively.

17. Reportable Segments and Geographic Information
Reportable Segments
     The Company operates in one reportable segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication, data communication, industrial and commercial applications.
Geographic Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales:
North America	$36,096	$36,648	$109,100	$130,292
Europe	18,218	15,381	78,111	46,509
Asia Pacific (other than Japan)	14,885	7,643	32,477	21,648
Japan	6,866	10,861	22,661	36,480

Total	$76,065	$70,533	$242,349	$234,929

     Sales attributed to geographic areas are based on the bill to location of the customer.

	December 31,	March 31,
	2009	2009
Assets:
North America	$245,713	$304,029
Japan	132,198	126,503
Europe	12,787	19,232

Total	$390,698	$449,764

     The geographic designation of assets represents the country in which title is held.
18. Subsequent Events
     Subsequent to December 31, 2009 and through our financial statement issuance date of February 9, 2010, as discussed in note 15, “Commitment and Contingencies,” and elsewhere, we note that on January 6, 2010, the Court granted final approval of the Settlement, which is no longer subject to appeal.
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting that, as of December 31, 2009, it beneficially owned 6,350,000 shares of Opnext common stock, and amending the Schedule 13G it had previously filed on February 8, 2008, which reported that as of September 18, 2007, it beneficially owned 7,500,000 shares of the Company’s common stock. The events reported in such filing, when taken together with other changes in ownership of the Company’s common stock by its five percent or greater stockholders during the prior three-year period, constitute an “ownership change” for the Company as that term is defined in Section 382 of the Code, with the result of limiting the availability of the Company’s net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. While the Company is currently evaluating the impact of such ownership change, the Company had previously recorded a full valuation allowance in its financial statements to offset potential income tax benefits associated with the NOLs due to uncertainty regarding the timing and extent of future profitability.
     Except as it relates to these matters, there were no other subsequent events during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not reported financial results or historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital markets conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on June 15, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2009.
Overview and Background
     We were incorporated as a wholly owned subsidiary of Hitachi in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority-owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003, we acquired Pine Photonics Communication Inc. (“Pine”) and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. We completed our initial public offering of common stock on the NASDAQ market in February 2007. On January 9, 2009, we completed our acquisition of StrataLight, which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the United States, Europe, Japan and China, which offices are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the U.S. and Japan. In addition, we use contract manufacturing partners that are located in China, Japan, the Philippines, Taiwan, Thailand, Mexico and the United States. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
Acquisition of StrataLight Communications, Inc.
     On January 9, 2009, we completed the acquisition of StrataLight. Under the terms of the agreement and plan of merger, we acquired all the capital stock of StrataLight. For the three-month and nine-month periods ended December 31, 2009, StrataLight’s operations contributed revenues of $12.1 million and $68.7 million, respectively, and favorably impacted our gross margin percentage, as sales of StrataLight products generally have higher margins than sales of our other products. We also experienced incremental increases in research and development and selling, general and administrative expenses related to the StrataLight operations.
Sales
     Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading telecommunications and data communications network systems vendors throughout North America, Europe, Japan and Asia. We also supply components to several major transceiver module companies and sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 94.5% and 92.5% of our total sales during the three-month periods, and

96.0% and 93.0% of total sales during the nine-month periods, ended December 31, 2009 and 2008, respectively. During the three-month periods ended December 31, 2009 and 2008, sales of our products with 10Gbps or lower data rates, which we refer to as our 10Gbps and below products, represented 72.4% and 85.1% of our sales, respectively, sales of our products with 40Gbps or higher data rates, which we refer to as our 40Gbps and above products, represented 22.1% and 7.2% of our sales, respectively, and sales of our industrial and commercial products represented 5.5% and 7.7% of our sales, respectively. During the nine-month periods ended December 31, 2009 and 2008, sales of our 10Gbps and below products represented 63.1% and 83.8% of our sales, respectively, sales of our 40Gbps and above products represented 32.9% and 9.3% of our sales, respectively, and sales of our industrial and commercial products represented 4.0% and 6.9% of our sales, respectively.
     The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the three-month period ended December 31, 2009, three customers, Alcatel-Lucent, Cisco and Nokia Systems Networks, each accounted for more than 10% of sales, and in aggregate accounted for 54.2% of sales. For the nine-month period ended December 31, 2009, two customers, Cisco and Nokia Systems Networks, each accounted for more than 10% of sales, and in aggregate accounted for 45.8% of sales. For the three-month and nine-month periods ended December 31, 2008, two customers, Alcatel-Lucent and Cisco, each accounted for more than 10% of sales, and in aggregate accounted for 51.1% and 53.0% of sales, respectively. No other customer accounted for more than 10% of total sales in any of these periods. Although we continue to attempt to expand our customer base, we anticipate that these customers will generally continue to represent a significant portion of our customer base and be responsible for significant percentages of our sales.
     During the three-month periods ended December 31, 2009 and 2008, sales attributed to geographic areas were 47.4% and 52.0% in North America, 24.0% and 21.8% in Europe, 19.6% and 10.8% in Asia (excluding Japan), and 9.0% and 15.4% in Japan, respectively. During the nine-month periods ended December 31, 2009 and 2008, sales attributed to geographic areas were 45.0% and 55.5% in North America, 32.2% and 19.7% in Europe, 13.4% and 9.2% in Asia (excluding Japan), and 9.4% and 15.5% in Japan, respectively.
     Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the nine-month periods ended December 31, 2009 and 2008, 9.4% and 19.7% of our revenues were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
     The term “sales” when used herein in reference to our products with 40Gbps and above data rates includes revenues received pursuant to development agreements.
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
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen while our sales are principally denominated in U.S. Dollars. The portion of our cost of sales denominated in Japanese yen was 40.6% and 46.8% for the three-month periods, and 33.8% and 67.6% for the nine-month periods, ended December 31, 2009 and 2008, respectively. During the three-month and nine-month periods ended December 31, 2009, the decline in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from StrataLight’s operations, which were denominated in U.S. dollars.
     Our overall gross margins fluctuate primarily as a result of our overall sales volumes and the related impact on fixed-cost absorption, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs, and fluctuations in foreign currency exchange rates. Our gross margins vary among our product lines and are generally higher on our 40Gbps and above and longer distance 10Gbps products. Our gross margins are also generally higher on products where we enjoy a greater degree of vertical integration with respect to the subcomponents of such products.
Research and Development Costs
     Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred expenses of $1.0 million and $1.1 million during the three-month periods, and $2.9 and $4.3 million during the nine-month periods, ended December 31, 2009 and 2008, respectively, in connection with these agreements. In addition, our research and development expenses predominantly include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.
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
Inventory
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) programs that require suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, at which time the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of December 31 and March 31, 2009, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $4.6 million and $7.7 million, respectively.
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
     The Internal Revenue Service is currently examining our U.S. Income Tax Returns for the fiscal years ended March 31, 2007 and March 31, 2008. As of December 31, 2009, no adjustments had been proposed by the tax authorities. The State of New Jersey recently completed its examination of our New Jersey Corporate Business Tax Returns for the fiscal years ended March 31, 2004 through March 31, 2007. The returns were accepted as filed. The German tax authorities have notified us that they intend to audit our German tax returns for the fiscal years ended March 31, 2005 through March 31, 2007. The audit is scheduled to commence in February 2010.
Factors That May Influence Future Results of Operations
Global Market and Economic Conditions
     The credit markets and the financial services industry have recently experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Continued turbulence in the United States and international markets and economies could restrict our ability, and the ability of our customers, to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Managements’ Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Cost Reduction Actions
     On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce, elimination of cash bonuses for the fiscal year ended March 31, 2009, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. The ten percent reduction in executive salaries and director cash compensation, and the five percent reduction in salaries for other employees, were each subsequently extended through the end of the fiscal year ending March 31, 2010. Our matching contribution to the 401(k) plan remains suspended pending further determination. In addition, in October 2009 we further reduced our global workforce by approximately five percent. When fully implemented by March 31, 2010, these actions to reduce our cost structure and operating expenses, together with synergies associated with the StrataLight acquisition, are expected to contribute total annualized savings of approximately $28.5 million.
Sales
     Our sales are affected by capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes and declining average selling prices. Demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications. Although we have historically experienced declining average selling prices for our products, primarily as a result of industry over-capacity, increased competition and the introduction of next generation products, the extent of the price declines has been slightly greater in recent periods. We anticipate that our average selling prices will continue to decline in future periods, although we cannot predict the extent of these declines for any particular period.
     Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen and the euro. Our sales denominated in U.S. dollars were 89.6% and 81.1% for the three-month periods, and 89.8% and 79.7% for the nine-months periods, ended December 31, 2009 and 2008, respectively. Our sales denominated in Japanese yen were 9.3% and 18.2% for the three-month periods, and 9.4% and 19.7% for the nine-months periods, ended December 31, 2009 and 2008, respectively. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations, and could be affected materially.
     We have recently begun to enter into development agreements to design, develop and manufacture complex products, primarily 40 Gbps and 100Gbs optical modules and subsystems, according to the specifications of the customer. Given that such agreements can represent significant revenue for us, the timing of the execution, and delivery on the requirements, of any such agreement may have a substantial effect on our ability to recognize revenue for a particular period. In addition, since the receipt of payments and recognition of revenue pursuant to such development agreements are generally subject to the completion of milestones, the revenue related to any such agreement may be subject to deferral or may not be recognized at all if the relevant milestone is not achieved. Finally, since the revenue associated with such agreements can have nominal corresponding cost of sales, these agreements can have a substantial effect on our gross margin during the period in which such revenue and the associated cost of sales is recognized.
Cost of Sales and Gross Margins
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 40.6% and 46.8% during the three-month periods, and 33.8% and 67.6% during the nine-month periods, ended December 31, 2009 and 2008, respectively. The decline in the portion of our cost of sales denominated in Japanese yen was primarily attributable to our ability to procure more raw materials denominated in U.S. dollars, and the contribution of cost of sales from StrataLight’s operations, which were denominated in U.S. dollars.
     In recent periods, certain of our products that operate at 10Gbps data rates have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, the level of vertical integration, as well as intensified competition in such product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of such products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of such products, we may continue to experience diminished gross margins in connection with the sales of such products.
     In addition, for the past two sequential quarters we have experienced a decline in demand for our 40Gbps products which, given that our gross margins are generally higher on our 40Gbps and above products, has contributed to diminished overall gross margins.
Research and Development Expense
     Our research and development expense increased during the nine-month period ended December 31, 2009, compared to the nine-month period ended December 31, 2008 as a result of the StrataLight acquisition. In the future, we expect that our research and development expense will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products.
Selling, General and Administrative Expense
     Our selling, general and administrative costs increased during the nine-month period ended December 31, 2009, compared to the nine-month period ended December 31, 2008 as a result of the StrataLight acquisition. In the future, we expect that our selling, general and administrative costs will fluctuate with sales volume. Our selling, general and administrative expense will also be impacted by the continuing costs associated with pending litigation.
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
Results of Operations for the Three-Month and Nine-Month Periods Ended December 31, 2009 and 2008
     The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
			(as percentage of sales)				(as percentage of sales)
	(in thousands)				(in thousands)
Sales	$76,065	$70,533	100.0%	100.0%	$242,349	$234,929	100.0%	100.0%
Cost of sales	62,670	54,951	82.4%	77.9%	191,729	167,765	79.1%	71.4%
Amortization of developed product research	1,445	—	1.9%	0.0%	4,335	—	1.8%	0.0%

Gross margin	11,950	15,582	15.7%	22.1%	46,285	67,164	19.1%	28.6%
Research and development expenses	17,475	10,550	23.0%	15.0%	55,272	32,021	22.8%	13.6%
Selling, general and administrative expenses	13,179	14,805	17.3%	21.0%	41,137	42,656	17.0%	18.2%
Impairment of goodwill	—	5,698	0.0%	8.1%	—	5,698	0.0%	2.4%
Amortization of purchased intangibles	342	—	0.4%	0.0%	8,898	—	3.7%	0.0%

Operating loss	(19,046)	(15,471)	(25.0)%	(21.9)%	(59,022)	(13,211)	(24.4)%	(5.6)%
Interest (expense) income, net	(178)	717	(0.2)%	1.0%	(432)	2,689	(0.2)%	1.1%
Other income (expense), net	422	216	0.6%	0.3%	(882)	(219)	(0.3)%	(0.1)%

Loss before income taxes	(18,802)	(14,538)	(24.7)%	(20.6)%	(60,336)	(10,741)	(24.9)%	(4.6)%
Income tax benefit	222	—	0.3%	0.0%	126	—	0.1%	0.0%

Net loss	$(18,580)	$(14,538)	(24.4)%	(20.6)%	$(60,210)	$(10,741)	(24.8)%	(4.6)%

Comparison of the Three-Month Periods Ended December 31, 2009 and 2008
     Sales. Sales increased $5.6 million, or 7.9%, to $76.1 million, compared to $70.5 million for the quarter ended December 31, 2008. Sales in the quarter ended December 31, 2009 included $12.1 million from StrataLight, which was acquired by the Company on January 9, 2009. Sales of 40Gbps and above products increased $11.7 million to $16.8 million, primarily as a result of the acquisition of StrataLight. Sales of 10Gbps and below products decreased $4.9 million, or 8.2%, to $55.1 million, while sales of industrial and commercial products decreased $1.2 million, or 22.2%, to $4.2 million. The decrease in sales of 10Gbps and below products occurred in all major product categories except XFP, X2 and SFP+ modules.
     Gross Margin. Gross margin decreased $3.6 million, or 23.3%, to $11.9 million in the three-month period ended December 31, 2009, from $15.6 million in the three-month period ended December 31, 2008. Gross margin for the three-month period ended December 31, 2009, includes a $0.5 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended December 31, 2009, included $1.4 million of developed product technology amortization expense and $0.1 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the three-month periods ended December 31, 2009 and 2008 included charges of $0.2 million and $5.6 million, respectively, for excess and obsolete inventory reserves.
     Gross margin as a percentage of sales decreased to 15.7% for the three months ended December 31, 2009, from 22.1% for the corresponding period in 2008, due to higher per unit manufacturing costs (generally derived from lower 10Gbps volumes, other than for XFP, X2 and SFP+ products, and lower industrial and commercial volumes), the negative effects of lower selling prices, unfavorable product mix, and fluctuations in foreign currency exchange rates more than offset the benefits from lower material and outsourcing costs and higher relative margins from sales of StrataLight’s 40Gbps and above products.

     Research and Development Expenses. Research and development expenses increased $6.9 million, to $17.5 million, for the three-month period ended December 31, 2009, from $10.5 million for the three-month period ended December 31, 2008, including a $0.4 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 23.0% for the three-month period ended December 31, 2009, from 15.0% for the corresponding period in 2008. Research and development expenses increased as a result of the StrataLight acquisition and were partially offset by reduced employee and outsourcing costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million, to $13.2 million, for the three-month period ended December 31, 2009, from $14.8 million for the three-month period ended December 31, 2008, despite a $0.3 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.3% for the three-month period ended December 31, 2009, from 21.0% for the corresponding period in 2008. Selling, general and administrative expenses decreased due to lower commission, employee, logistics, and outsourcing costs, partially offset by higher costs resulting from the StrataLight acquisition.
     Impairment of Goodwill. As a result of the weakening market conditions during the three-month period ended December 31, 2008, including the impact on our market capitalization, we recorded in 2008 a $5.7 million charge to write-off the entire amount of goodwill associated with the Pine Photonics, Inc. acquisition.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for the three-month period ended December 31, 2009, all of which was associated with customer relationships.
     Interest (Expense) Income, Net. Interest expense, net, increased $0.9 million to $0.2 million in the three-month period ended December 31, 2009, from interest income, net, of $0.7 million in the corresponding period in 2008. Interest (expense) income, net, for each of the three-month periods ended December 31, 2009 and 2008 consisted of interest earned on cash and cash equivalents and interest expense on short-term debt. The increase in interest expense, net, primarily reflects the decrease in interest income earned on cash equivalents due to a decline in market interest rates.
     Other Income (Expense). Other income was $0.4 million and $0.2 million for the three-month periods ended December 31, 2009, and 2008, respectively, and consisted primarily of net exchange gains on foreign currency transactions.
     Income Taxes. During the three-month period ended December 31, 2009, we recorded a $0.2 million current income tax benefit attributable to acceleration of U.S. Federal research credits under the 2008 Housing and Economic Recovery Act. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended December 31, 2008, we recorded a valuation allowance to offset potential income tax benefits associated with all jurisdictions as we continued to generate operating losses. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements include a valuation allowance to offset potential income tax benefits associated with past operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     Comparison of the Nine-Month Periods Ended December 31, 2009 and 2008
     Sales. Overall sales increased $7.4 million, or 3.2%, to $242.3 million in the nine-month period ended December 31, 2009, from $234.9 million in the nine-month period ended December 31, 2008. Sales in the nine-month period ended December 31, 2009, included $68.7 million from StrataLight, which was acquired by the Company on January 9, 2009. During the nine-month period ended December 31, 2009, sales of our 40Gbps and above products increased $57.9 million to $79.8 million primarily due to the acquisition of StrataLight. Sales of our 10Gbps and below products decreased $43.9 million, or 22.3%, to $152.9 million, while sales of our industrial and commercial products decreased by $6.6 million, or 40.7%, to $9.6 million. The decrease in sales of 10Gbps and below and industrial and commercial products primarily resulted from decreased demand across all product lines except XFP and SFP+ modules.
     Gross Margin. Gross margin decreased $20.9 million to $46.3 million in the nine-month period ended December 31, 2009, from $67.2 million in the nine-month period ended December 31, 2008, including a $4.6 million negative effect from fluctuations in foreign currency exchange rates, net of the impact from our hedging program.

Additional costs associated with the StrataLight acquisition that were incurred during the nine-month period ended December 31, 2009, included $4.3 million of developed product technology amortization expense, a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.9 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the nine-month periods ended December 31, 2009 and 2008 included charges of $2.6 million and $6.2 million, respectively, for excess and obsolete inventory reserves.
     As a percentage of sales, gross margin decreased to 19.1% for the nine-month period ended December 31, 2009, from 28.6% for the nine-month period ended December 31, 2008, as declining average selling prices, higher per unit manufacturing costs generally derived from lower selling prices and volume, unfavorable product mix and the negative effects of fluctuations in foreign currency exchange rates, net of the benefit from our hedging programs, more than offset the benefits of reduced charges for excess and obsolete inventory, lower material and outsourcing costs and higher relative margins from sales of StrataLight’s 40 Gbps and above products.
     Research and Development Expenses. Research and development expenses increased by $23.3 million to $55.3 million in the nine-month period ended December 31, 2009, from $32.0 million in the nine-month period ended December 31, 2008, including a $2.1 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses as a percentage of sales were 22.8% and 13.6%, respectively, for the nine-month periods ended December 31, 2009 and 2008, respectively. Research and development expenses increased as a result of the StrataLight acquisition and were partially offset by reduced outsourcing services provided by Hitachi’s research laboratories, as well as lower employee and material costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.5 million, to $41.1 million, in the nine-month period ended December 31, 2009, from $42.7 million in the nine-month period ended December 31, 2008, including a $0.9 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.0% for the nine-month period ended December 31, 2009, from 18.2% for the corresponding period in 2008. Selling, general and administrative expenses increased as a result of the StrataLight acquisition and were partially offset by lower commission, employee, logistics and outsourcing costs.
     Impairment of Goodwill. As a result of the weakening market conditions during the nine-month period ended December 31, 2008, including the impact on our market capitalization, we recorded in 2008 a $5.7 million charge to write-off the entire amount of goodwill associated with the Pine Photonics, Inc. acquisition.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $8.9 million for the nine-month period ended December 31, 2009. The amortization consisted of $7.9 million related to order backlog and $1.0 million related to customer relationships.
     Interest (Expense) Income, Net. Interest (expense) income, net, decreased $3.1 million to $0.4 million of interest expense, net, in the nine-month period ended December 31, 2009, from $2.7 million of interest income, net, in the nine-month period ended December 31, 2008. Interest expense, net, for the nine-month period ended December 31, 2009 primarily consisted of interest expense on short-term debt, offset by interest earned on cash and cash equivalents. Interest income, net, for the nine-month period ended December 31, 2008 primarily consisted of interest earned on cash and cash equivalents. The decrease in interest income primarily reflects the decline in interest rates and the reduction in the average cash-equivalents balances over the respective periods.
     Other Income (Expense), Net. Other expense, net, was $0.9 million and $0.2 million for the nine-month periods ended December 31, 2009 and 2008, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
     Income Taxes. During the nine-month period ended December 31, 2009, we recorded $0.1 million of current income tax benefit reflecting a U.S. Federal benefit of $0.2 million that was recorded as a result of acceleration of research credits under the 2008 Housing and Economic Recovery Act, partially offset by current income tax expense of $0.1 million that was recorded as a result of income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the nine-month period ended December 31, 2008, we did not record an income tax expense in profitable jurisdictions as the income tax benefits of prior operating losses were used to offset any income tax expense. Due to the uncertainty regarding the timing and extent of future profitability, the prior years’ financial statements have recorded a valuation allowance to offset potential income tax benefits associated with our past operating losses. There can be no assurances that deferred tax assets subject to our valuation allowance will ever be realized.

     Liquidity and Capital Resources
     During the nine-month period ended December 31, 2009, cash and cash equivalents decreased by $22.6 million, to $146.3 million, from $168.9 million at March 31, 2009. This decrease consisted of $10.6 million of net cash used in operating activities, $8.1 million of capital lease and other financing payments, and $5.2 million of capital expenditures, partially offset by a $1.3 million benefit from the effect of foreign currency exchange rates on cash and cash equivalents. Net cash used in operating activities reflected our net loss of $60.2 million for the nine-month period ended December 31, 2009, partially offset by depreciation and amortization of $17.1 million, amortization of purchased intangibles of $13.2 million, a decrease in net current assets excluding cash and cash equivalents of $12.9 million, non-cash stock-based compensation expense of $5.0 million, non-cash Employee Liquidity Bonus Plan expense of $1.2 million and $0.2 million of loss on disposal of fixed assets. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in accounts receivable and inventories due to reduced sales volumes. During the nine-month period ended December 31, 2009, we also entered into $0.1 million of new capital lease obligations.
     Pursuant to the terms of the Agreement and Plan of Merger, dated July 9, 2008, by and among the Company, StrataLight, Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro, as the stockholder representative, the Company made the second of three distributions of cash and shares of the Company’s common stock to ELBP participants on October 31, 2009. The Company distributed approximately $3.6 million of cash and 753,000 shares of previously issued common stock, and accepted cancellation of rights to receive common stock as requested by certain ELBP participants to satisfy approximately $2.8 million in employee withholding tax obligations paid by the Company.
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
     To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by foreign currency exchange fluctuations. For the three-month periods ended December 31, 2009 and 2008, 9.3% and 18.2%, respectively, of our revenues were denominated in Japanese yen and 0.5% and 1.0%, respectively, of our revenues were denominated in Euros. The remaining revenues were denominated in U.S. dollars. For the nine-month periods ended December 31, 2009 and 2008, 9.4% and 19.7%, respectively, of our revenues were denominated in Japanese yen and 0.9% and 1.0%, respectively, of our revenues were denominated in Euros. The remaining revenues were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. The portion of our cost of sales denominated in Japanese yen was 40.6% and 46.8% during the three-month periods, and 33.8% and 67.6% during the nine-month periods, ended December 31, 2009 and 2008, respectively. We anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen in the foreseeable future.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange fluctuations. During the three-month and nine-month periods ended December 31, 2009 and 2008, approximately 38.1% and 51.0%, and 33.5% and 51.4%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
     As of December 31 and March 31, 2009, we had net payable positions of $3.1 million and $7.1 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At December 31, 2009, we had six contracts in place with a nominal value of $12.0 million, and at March 31, 2009, we had three contracts in place with a nominal value of $6.0 million, with expiration dates of ninety days or less, to hedge a portion of this future risk. During the three-month and nine-month periods ended December 31, 2009, we recorded net favorable foreign currency hedge positions of $0.1 million and $0.3 million, respectively, and during the three-month and nine-month periods ended December 31, 2008, we recorded net favorable foreign currency hedge positions of $0.7 million and $0.1 million, respectively, related to additional cost of goods sold associated with our foreign currency forward contracts settled during the periods.
     We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on our financial results.
     We had a $21.5 million short-term yen-denominated loan outstanding as of December 31, 2009, with the Sumitomo Trust and Banking Company, Ltd. Interest on such loan is paid monthly at TIBOR plus a premium. The total interest expense and weighted average interest rate for the three-month periods ended December 31, 2009 and 2008 were $74,000 and 1.32%, and $62,000 and 1.77%, respectively. The total interest expense and weighted average interest rate for the nine-month periods ended December 31, 2009 and 2008 were $219,000 and 1.37%, and $194,000 and 1.72%, respectively.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective based on the their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13(a)-15 and 15d-15.
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
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three-month period ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — Other Information

Item 1.	Legal Proceedings.
     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the Court against Opnext and the Individual Defendants, alleging, inter alia, that the registration statement and prospectus issued in connection with Opnext’s initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the Court with similar allegations. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named Opnext, the Individual Defendants, Opnext’s independent auditor and the underwriters of the IPO as defendants.
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

     On September 8, 2009, the parties, including Opnext and the Individual Defendants, entered into the Settlement, which the Court preliminary approved on October 6, 2009. On January 6, 2010, the Court granted final approval of the Settlement, which approval is no longer subject to appeal. Opnext and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and entered into the Settlement solely to avoid the costs and risks associated with further litigation.
     Under the terms of the Settlement, Opnext’s insurer paid $2.0 million to a settlement fund which will be used to pay eligible claimants and plaintiffs’ counsel, plaintiff dismissed the consolidated action with prejudice and all defendants (including Opnext and the Individual Defendants) were released from any claims that were brought or could have been brought in the consolidated action.

Item 1A.	Risk Factors.
     There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit
Number
3.1	Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Amended and Restated Bylaws of Opnext, Inc. (1)

3.3	Specimen of stock certificate for common stock(1)

4.1	Rights Agreement, dated as of June 18, 2009, between Opnext, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C.(2)

31.1 *	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number
32.2 *	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2009, and incorporated herein by reference.

*	Filed herewith.