Form 10-K
period 2010-03-31
OPNEXT INC
filed 2010-06-14
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of September 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $154,622,572, based upon the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on September 30, 2009 of $2.93 per share.
     As of June 8, 2010, 89,880,632 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I
Item 1. Business
Business Description
     Opnext, Inc. (which may be referred to in this Form 10-K as the “Company,” “we,” “us,” or “our”) is a designer and manufacturer of optical components, modules, and subsystems for communications uses. The majority of our revenue is derived from the sale of high speed optical communications products related to the transmission and reception of high speed optical signals over optical fiber. We sell our products, which enable high speed network connectivity to address the increasing data usage by the global population, to other businesses. Additionally, we sell infrared and visible light optical devices for industrial and commercial use.
     Our optical communications components consist of discrete transmitters and receivers typically consisting of a hermetically packaged compound semiconductor laser or photodetectors. These components utilize internally fabricated lasers or photodetectors built from InP (indium phosphide) or GaAs (gallium arsenide) compound semiconductor materials systems. Our optical transceiver modules, which often use our components, convert signals between electrical and optical for transmitting and receiving data over fiber optic networks, providing the physical communications interface for both data communications and telecommunications systems. These optical transceiver modules are used for both client-side interfaces consisting of short distance dedicated fiber cables as well as line-side interfaces consisting of long distance transmission with shared fiber cable and amplification media. Our subsystems and custom designs, which utilize our transmission and photonics know-how, optimize performance for high speed transport networks. Our subsystems generally specialize in 40Gbps or 100Gbps long-distance optical communications. Our expertise in mixed-signal high frequency transmission, core semiconductor laser technology and other optical communications technologies has enabled us to create a broad portfolio of products that address demands for higher speeds, optimized long-haul links, wider temperature ranges, smaller sizes, lower power consumption and greater reliability.
     Most of our customers are engaged in the design, manufacturing and service of optical communication systems for telecommunications and data communications networks. We view ourselves as a strategic vendor to our customers. Our customers include many of the leading telecommunications and data communications network systems vendors such as Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Nokia Siemens Networks (“NSN”). Through our direct sales force supported by manufacturer representatives and distributors, we sell products to network systems vendors throughout the Americas, Europe, Japan and the rest of the Asia Pacific region. We also supply components to several major transceiver module companies and sell into select industrial and commercial applications where we can apply our core laser capabilities, such as mini projectors, defense products, laser projection, medical systems, display applications, laser printers and barcode scanners.

     We were founded in September 2000 as a subsidiary of Hitachi, Ltd. (“Hitachi”) and subsequently spun out of Hitachi’s fiber optic components business. We draw upon a nearly 40-year history of fundamental laser research, manufacturing excellence and product development that has helped create several technological innovations, including the creation of 10Gbps and 40Gbps laser technologies. We work closely with Hitachi’s renowned research laboratories to conduct research and commercialize products based on fundamental laser and photodetector technology. These research efforts have enabled us to develop market leadership in the 10Gbps and 40Gbps transceiver module market and are supporting our development of differentiated products for emerging higher-speed markets, such as the 40GbE and 100Gbps markets.
     Since our founding, we have acquired and integrated three businesses and, in February 2007, we completed our initial public offering and the listing of our common shares on the NASDAQ market. Prior to our IPO, we acquired Pine Photonics Communications, Inc., a transceiver module company that expanded our product line of SFP transceivers with data rates less than 10Gbps, and Hitachi’s Opto device business, which is the foundation of our industrial and commercial product line. Our most recent acquisition, StrataLight Communications, Inc. (“StrataLight”), a high-speed data transport company, was completed on January 9, 2009, and complements our core of high speed client technologies.
Industry Background
     Networks are frequently described in terms of the distances they span and the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the distance involved and the amount of data or bandwidth to be transmitted, often expressed as gigabits per second, or Gbps. Voice-grade copper wire can only support connections of about two kilometers without the use of repeaters to amplify the signal and at speeds of greater than 1 Gbps the ability of copper wire to transmit more than 300 meters is limited due to the degradation of the signal over distance as well as interference from external signal generating equipment. Optical systems, on the other hand, can carry signals in excess of 80 kilometers at speeds of 10 Gbps without further processing. For networks with longer links, such as submarine or inter-continental spans, long haul or coast-to-coast spans, or regional spans, the distances range from a few hundred to thousands of kilometers and the signaling is almost exclusively transmitted optically. These long distances require processing and amplification in order for the signal to be transmitted without errors.
     Telephone networks historically spanned longer distances and demanded higher performance than early computer networks. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. Accordingly, telephone network service providers were the first adopters of fiber optic communications technology, especially for links spanning hundreds of kilometers.
     Over the past two decades, the proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. The growth of computer networks, the Internet, mobile computing and high-bandwidth intensive applications such as video and music downloads and streaming, on-line gaming and peer-to-peer file sharing has placed greater requirements on the former telephone networks to transport an increased amount of data traffic unrelated to telephone calls. These applications drive increased network utilization across the core and at the edge of wireline, wireless and cable networks, challenging network service providers to supply increasing bandwidth to their customers. This has caused telecommunications network service providers to install fiber optic cable connections progressively closer to the end user in an effort to transmit more data at a lower operating cost. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, the need to quickly transmit, store and retrieve large blocks of data in a cost-effective manner has increasingly required service providers to add high-speed network access such as Wi-Fi, WiMAX, and 3G and to expand the capacity, or bandwidth, of their networks by using fiber optic technology to transmit data at higher speeds and over greater distances.
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
     Telecommunications and data communications network service providers are laboring under common objectives of moving an increasing amount of data traffic. As a result, network service providers are converging traditionally separate networks for delivering voice, video and data into IP-based integrated networks. These formerly distinct networks are increasingly using optical networking technologies capable of supporting higher speeds with additional features and greater flexibility to accommodate greater bandwidth requirements.
     Mirroring the convergence of telecommunications and data communications networks, network systems vendors are increasingly addressing both telecommunications and data communications applications. Traditional telecommunications network systems vendors, such as NSN and Alcatel-Lucent, and traditional data communications network systems vendors, such as Cisco, are producing optical systems increasingly based on 10Gbps and 40Gbps speeds, including multi-service switches, DWDM (Dense Wave Division Multiplexing) transport terminals, access multiplexers, routers, and Ethernet switches. These same vendors are planning systems capable of 100Gbps speeds to be released in the coming years.
     Faced with technological and cost challenges, network system vendors are focusing on their core competencies of software and systems integration, and are relying upon established subsystem, module, and component suppliers for the design, development and supply of critical hardware components such as products that perform the optical transmit and receive functions. Network system vendors rely upon optical component designers and manufacturers such as us to provide their optical interface technologies.
Standardization in the Optical Communications Industry
     As a subset of the communications industry, the optical component industry typically relies on standard interfaces and form factors for products to insure that point A can communicate with point B. However, different network system vendors — and even different systems designed by the same vendor — may use a different level of product integration ranging from a fully integrated subsystem to an optical module to a discrete optical component while still complying with industry standard interfaces.
     There are two broad categories of standardization in the optical communications industry. The first is industry standard interfaces that specify the frequency of light, data structure, detailed optical and electrical parameters, and data encoding. These are usually specified by international standards bodies such as the IEEE (Institute of Electrical and Electronics Engineers) and the ITU (International Telecommunication Union). Some examples include 10Gigabit Ethernet and DWDM channel grid used primarily in telecommunications networks. The second broad category is a mechanical and electrical definition of a form factor generally specified as Multi-Source Agreements (MSAs). Many customers use these MSAs as a framework for the design of their new systems. These MSAs specify the mechanical dimensions, electrical interface, diagnostic and management features and other key specifications, such as heat and electrical interference, of the form factor and enable network systems vendors to plan their new systems accordingly. We were founders or early members of successfully adopted 10Gbps MSAs such as 300 pin, XENPAK, X2, SFP+, XLMD and XMD. In addition, we were a founding member of a group that announced an industry MSA for 40Gbps and 100Gbps modules called CFP in 2009.
     Our products typically comply both with the industry standard interfaces as well as with MSA-defined form factors. The existence of these standards generally increases the level of competition, yet the two layers of standardization allow for a larger market size and reduce the risk that a custom design might never achieve mass deployment. Additionally, from the optical systems vendor to the network service provider, there is higher confidence to more rapidly and widely deploy standards-based equipment and interfaces. This confidence stems from the reduced supply risk as well as the backwards and forwards compatibility that industry standards provide.
     Within the constraints of these industry standards, optical subsystems, module and component companies still face significant technology challenges. We need to provide products that incorporate improved semiconductor laser technology and improved mixed-signal logic that address performance, power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability and low cost. The following are some of the primary technical challenges we encounter in designing and bringing our products to market:
          • The Power Challenge. Modules that operate at 10Gbps and 40Gbps consume two to more than five times as much electrical power as modules operating at the preceding data rate and the power challenges are expected to become more difficult as the industry moves toward 100Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher-speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher temperature tolerance and improved efficiency, which reduces power consumption and enables smaller form factor modules to be used. Most carriers and system vendors also now have well established green programs and award preference to suppliers that help them reduce their carbon footprint through lower power consumption.
          • The Temperature Challenge. Within an optical module, the laser diode is the component most sensitive to temperature. As a result, 10Gbps modules have in the past been constrained to 70°C maximum operating case temperature. Even in temperature controlled environments, heat dissipation from neighboring electronic components can raise internal equipment temperatures to levels that degrade laser and module performance. Furthermore, some network equipment is located outdoors in non-temperature controlled environments where transceiver modules need to operate reliably up to an operating case temperature of 85° C. Therefore, customers are demanding optical modules that can operate at wider temperature ranges, especially incorporating uncooled lasers that do not require costly and inefficient thermoelectric coolers. A benefit of more efficient and uncooled lasers is that they draw less current, which reduces power consumption and helps the environment. We are extending this technology to reaches of up to 80km at 10Gbps.
          • The Size Challenge. The system throughput, data rate of each port and the overall chassis dimensions of a system define the bandwidth capacity of that system. Network service providers and enterprises have limited space in which to house their optical network equipment within an office or equipment room. Expanding the capacity of a system requires increasing the number of ports and the data rate of those ports. To meet these higher speed and density requirements, industry leaders have defined smaller transceiver packages. As the size of these packages decreases, so does their ability to dissipate heat, making it virtually impossible to support cooled-laser technology. Therefore, lower power consumption uncooled-laser technology with higher temperature tolerance and improved efficiency is required to meet the thermal capacity of these smaller packages.

     These three challenges become greater factors as we move further into 40Gbps and to 100Gbps client-side and line-side solutions.
Technology and Research and Development
     We use our proprietary technology at many levels within our product development, ranging from the basic materials to the component integration and optimization techniques for our modules and subsystems. We are conducting fundamental research in laser and photonic integration technologies. In addition, we are developing technology and designs for analog and digital integrated circuits to best complement our high speed optical components. Our technology is protected by our strong patent portfolio and our trade secrets. In particular, the following technologies are central to our business:
     Semiconductor Laser Design & Manufacturing. We are a leading designer and manufacturer of lasers for high-speed fiber optic communications such as 10Gbps and 40Gbps. In the development and manufacturing of new lasers, we utilize accumulated knowledge in areas such as semiconductor growth, semiconductor materials systems, quantum well engineering, wavelength design, and high-frequency performance. This knowledge enables performance improvements such as miniaturization, wavelength control, wide temperature and high-speed operation, and provides us with a time to market and design advantage over companies that source their 10Gbps and 40Gbps lasers from other companies.
     Optical Semiconductor Materials. Central to our laser design and manufacturing is our experience and research in materials, one of the most challenging aspects of optical communications technology and a source of competitive advantage. Our advances in optical semiconductor materials have enabled us to develop new lasers that are more compact, offer greater control of the light emitted and utilize less power to operate. For example, our innovations in the use of aluminum in semiconductor lasers are utilized in several of our new lasers including our uncooled DFB laser and our EA-DFB laser, which integrates a modulator with the DFB laser on the same chip. The use of aluminum gives these lasers increased temperature tolerance, improved efficiency, faster response time and greater wavelength stability, all while achieving or exceeding industry reliability requirements. Our research continues on new materials systems for use in developing new laser structures to further improve laser operating temperature and efficiency.
     Subassembly Design. Laser diodes and photodetectors are particularly sensitive to external forces, fields and chemical environments, so they are typically housed in a hermetically sealed package. These laser diodes and photodetectors are placed upon special ceramic circuit boards and packaged into a mechanical housing with certain electronics into transmit or receive optical subassemblies, or TOSA (transmitter optical sub-assembly) and ROSA (receiver optical sub-assembly), respectively. We have experts dedicated to TOSA and ROSA design with fundamental knowledge in laser physics, high-frequency design and mechanical design who have been awarded numerous patents. We are a founding member of the XMD and XLMD MSA’s, which create a platform of miniature, high-performance TOSAs and ROSAs for 10Gbps and 40Gbps that are used across multiple products.
     Analog Integrated Circuit and Radio Frequency Design. We internally develop both silicon germanium integrated circuits and monolithic microwave integrated circuits for modulator driver amplifier applications. This analog electronics expertise captured in our integrated circuits provides our 40Gbps and 100Gbps transponders with improved performance and fast time-to-market. In addition, we are continuing to optimize radio frequency techniques for 40Gbps applications and packaging and interconnect design at 40Gbps and 100Gbps.
     High Speed Optical Design. High speed optical interfaces such as 40Gbps and 100Gbps require significant development of the analog optical design to meet performance requirements while remaining readily manufacturable. In addition to delivering advanced performance for high speed 40Gbps and 100Gbps transponders, we have also pioneered the development of carrier-class polarization mode dispersion compensation (PMDC). Polarization mode dispersion is primarily created by mechanical stress in the fiber link, causing the polarization states of an optical signal to travel with different propagation velocities and thus arrive at different times at the receiver.
     Digital Logic Design. Applications such as regional and long haul transmission are increasingly using digital logic to compensate for long haul optical transmission impairments. We internally developed the digital logic for our 40Gbps products, including optical carrier and transport framers, integrated random data traffic testers, precoder logic and enhanced FEC (Forward Error Correction). We are developing digital logic designs for a 100Gbps long haul coherent receiver to provide superior performance and cost structure for our products.
     Module Design. Transceiver modules integrate the TOSA, ROSA, integrated circuits and other components into compact packages specified by various MSAs. We develop key technology in the form of high-speed circuit design to allow for error-free receiving, processing and transmitting of information, exceptional mechanical design to allow for higher tolerance of electrical and mechanical shock and excellent thermal design to transfer heat away from key components of the module and the module itself. Long-distance transmission modules generally require special manipulation of the optical signal to ensure that error-free transmission is achieved over hundreds of kilometers of optical fiber.
     Modulation Techniques. In the communications industry, the modulation scheme refers to how bits of binary data are encoded into a new set of symbols that are more easily transmitted and received. A historical example is Morse code, which encodes data in short pulses, dots, and long pulses, dashes. Conventionally, optical communication has used a pulse of light to encode a binary “1” and the absence of light to encode a binary “0”. However, at higher data rates such as 40 Gbps and beyond, more complex modulation schemes are required. With the acquisition of StrataLight, we now possess expertise and know-how in using modulation schemes for long reach and high data rate optical transmission, including continuously optimized DPSK (Differential Phase Shift Keying), RZ-DQPSK (Return to Zero — Differential

Quadrature Phase Shift Keying) and coherent technologies. Additionally, we maintain a database of carrier fiber characteristics and deployed infrastructure that allows us to accurately model our modulation solutions based upon real-world impairments.
     System-Level Software. At the system level, we offer a web-based graphical user interface that provides fault, configuration, accounting, performance and security, or FCAPS, capabilities within a self-contained, network-managed subsystem. Our software enables fast and simple integration into our OEM customers’ management systems via XML (eXtensible Markup Language) or SNMP (Simple Network Management Protocol) management interfaces. By combining our standards-compliant software interfaces with our 40Gbps subsystem, OEM customers are not required to independently develop hardware to integrate our 40Gbps subsystems into their existing DWDM systems.
     Our research and development plans are driven by customer input obtained by our sales and marketing teams and by our participation in various MSAs, as well as by our long-term technology and product strategies. One example of our long-term technology strategy has been our investment in coherent technologies for long haul optical transmission. We believe that this technology investment more closely resembles traditional IC semiconductor investments with higher initial costs and potentially mid- to long-term higher margins than traditional optical component technology investments. We review research and development priorities on a regular basis and advise key customers and Tier 1 carriers of our research and development progress to achieve better alignment in our product and technology planning. For new components and more complex modules, research and development is conducted in close collaboration with our manufacturing operations to shorten the time-to-market and optimize the manufacturing process. We generally perform product commercialization activities ourselves and utilize our Hitachi relationship to jointly develop or fund more fundamental optical technology such as new laser designs and materials systems.
Products
     We categorize our communications products along three axes: data rate, application and reach, and product integration. The first axis of data rate indicates the speed at which the optical transceiver or device may operate. We have been a leader at the 10Gbps data rate, and we are investing in technically more challenging 40Gbps and 100Gbps technologies in an effort to extend our leadership to such data rates. The second axis — application and reach — indicates the type of link and the distance over which the optical signal is transmitted and received. The terms client-side and line-side indicate the type of link. Line-side applications typically transport multiple signals over a shared fiber cable spanning distances within a large city to inter-continental reaches. Client-side applications use a dedicated fiber cable to transport the data over a distance spanning the interior of a building or within a small city. Sometimes we further segment the client-side applications by the type of optical fiber, such as multimode fiber, which is used for less than 100 meters or within building links, or single mode fiber, which is used for reaches that can extend between buildings or across municipalities. Finally, the third axis — product integration — indicates the level of complexity and functionality of the particular product. These range from discrete laser and photodiodes sold in chip or TOSA/ROSA form factors to optical transceiver modules, to integrated subsystems with full software management implementations.
     The primary technologies that comprise all of our products are laser diodes, photodetectors, digital logic and mixed-signal integrated circuits. These components are at the semiconductor chip level and are sometimes abbreviated as chips. The laser diode provides the light source for communication over fiber optic cables. Our current communications laser diode product offering includes DFB lasers and EA-DFB lasers at selected 2.5Gbps, 10Gbps, 25Gbps and 40Gbps data rates and 1310nm and 1550nm wavelengths. We expect our future developments to include tunable lasers and 40GbE laser source(s). We offer high-performance positive-intrinsic-negative and avalanche photodiodes, or PIN’s and APDs, which operate at the same data rates and wavelengths as our lasers. We develop our laser diodes and photodetectors to offer superior performance in key metrics such as link distance, reliability, temperature range, power consumption, stability and sensitivity.
     The next level of integration is for our TOSA (transmitter optical sub-assembly) and ROSA (receiver optical sub-assembly) products. These involve packaging the laser diodes or photodetectors with integrated circuits and other electronic components that perform various control and signal conversion functions as well as optical focusing elements. A transmitter combines a laser diode with electronic components that control the laser and convert electrical signals from a digital integrated circuit into optical signals suitable for transmission over optical fiber. A receiver combines a photodetector with electronic components that perform the opposite function, converting the optical signal back into electrical form for processing by a digital integrated circuit.
     The integration of the transmit functionality and the receive functionality is accomplished in optical modules often referred to as transceivers or transponders. The term transceiver is used more often for client-side applications and usually implies a more compact size and module footprint, whereas a transponder is more often used for line-side applications and usually implies a larger form factor size with more complex digital controls. Optical network systems vendors rely upon these optical modules to perform transmit and receive functions in most of their new system designs. Telecommunications systems may have anywhere from two to 16 transceiver modules typically mounted onto line cards while data communications systems may have anywhere from two to 48 ports. A few network system vendors design and build the optical interfaces for line-side applications internally; however, almost all network system vendors use optical modules for client-side applications. Our modules support a wide range of protocol interfaces for telecommunications and data communications systems such as OTN, Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155Mbps to 40Gbps, as well as utilizing DWDM and tunable technology.
     The final level of integration extends to optical terminal subsystems and custom subsystems, which encompass the optical interface, digital management, digital processing, and software management. Our custom 40Gbps subsystem is currently embedded in next generation 40Gbps DWDM interfaces on an IP router, but could be customized for optical cross connect switches, SONET/SDH multiplexers and transponder-based DWDM solutions. We provide custom integrated modules that meet network system vendors’ existing software control interface and mechanical, thermal and power design constraints, thus minimizing their development overhead and time-to-market. Our OTS-4000 optical terminal subsystem is an industry-compliant, shelf-level product that occupies one-third of a standard seven-foot equipment rack and supports eight hot-swappable line cards, each with 40Gbps total capacity, consisting of transponders, regenerators, shelf controllers and dispersion compensators. The OTS-4000 is scalable to nearly a terabit per second in a single seven-foot rack in single 40Gbps channel increments and provides a service provider with an immediate reduction in transmission cost per bit. Our 40Gbps transponder technology supports long-haul transmission using existing optical amplification techniques. The OTS-4000 chassis supports redundant direct current power feeds and provides full redundancy of all common equipment.
     Our products include:

Reach and
Application		<10G	10G	40G	100G
Client- side	<300 m	SFP	SFP, SFP+, XFP, X2, XENPAK, XPAK
	<2/10 km	SFP	SFP, SFP+, XFP, X2, XENPAK, XPAK, 300pin, XMD TOSA, XMD ROSA, chips	300pin, CFP, XLMD TOSA, XLMD ROSA	CFP
	<40 km	SFP, chips	SFP, SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips
	<80 km	SFP, chips	SFP, SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips
Line- side	Metro to Long Haul	SFP, laser diode modules, chips	SFP, SFP+, XFP, X2, XENPAK, 300pin	300pin DPSK, 300pin DQPSK, DPSK Subsystem	Under Development

     In addition to our communication products, we offer lasers and infrared LEDs for a variety of industrial and commercial applications. Our products include 635nm, 650nm and 670nm wavelength-visible lasers for applications such as mini-projectors, laser printing, industrial barcode scanning, medical imaging and professional contractor tools; 780nm and 830nm wavelength infrared lasers for scientific measurement, night vision, and other infrared applications; and 640nm, 760nm, 840nm and 880nm wavelength infrared LEDs for sensors used in robotics and other industrial applications.
Customers
     We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide, including Cisco, NSN, Alcatel-Lucent, Huawei Technologies Co., Ltd, Juniper Networks, Inc., Hitachi, Ciena Corporation, Extreme Networks, Inc. and ECI Telecom LTD. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers. We have established long-term relationships by working closely with our customers to better understand the requirements of their products and by providing customer service and technical support.
     The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Cisco and Alcatel-Lucent historically have been our two largest customers. Sales to Cisco and Alcatel-Lucent represented 48.2% and 60.0% in aggregate of our total revenues in the fiscal years ended March 31, 2009 and 2008, respectively. As a result of our acquisition of StrataLight, NSN became one of our significant customers during the fiscal year ended March 31, 2010. Sales to Cisco and NSN represented 44.8% in aggregate of our total revenues in the fiscal year ended March 31, 2010.
     Our customers in the industrial and commercial markets consist of a broad range of companies that design and manufacture laser-based products, including medical and scientific systems, industrial bar code scanners, professional grade construction and surveying tools, gun sights and other security equipment, display and projection systems for mini-projectors and other projection applications, sensors for robotics and industrial automation, and printing engines for high-speed laser printers and plain paper copiers.
Competition
     The market for optical subsystems, modules and components is highly competitive and is characterized by continuous innovation. While no individual company competes against us in all of our product areas, our competitors range from the large, multinational companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications markets, we compete at the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level, such as transceivers. Competitors include Avago, Emcore, Finisar, Fujitsu, JDS Uniphase, Oclaro, Source Photonics, and Sumitomo Electric Devices. With respect to subsystems and certain emerging technologies such as 100Gbps line-side technologies, we also compete with the internal development efforts of network systems companies. We believe the principal competitive factors are:
•	product performance, including size, speed, operating temperature range, power consumption and reliability;

•	price-to-performance characteristics;

•	delivery performance and lead times;

•	ability to introduce new products in a timely manner that meet customers’ design-in schedules and requirements;

•	ability to dedicate resources to, and successfully progress, research and development efforts;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	sales channels; and

•	ability to comply with new industry standard interfaces and MSAs.
     In our industrial and commercial product lines, we principally compete with Sanyo, Sony, Arima and QSI. We believe the principal competitive factors are:
•	price-to-performance characteristics;

•	delivery performance and lead times;

•	breadth-of-product solutions;

•	sales, technical and post-sales service and support; and

•	sales channels.
Manufacturing
     We fabricate key lasers and photodetectors for use in our modules and for sale to other module suppliers in our research and development and manufacturing facilities in Totsuka and Komoro, Japan. Optical component manufacturing is highly complex, utilizing extensive know-how in multiple disciplines and accumulated knowledge of the fabrication equipment used to achieve high manufacturing yields, low cost and high product consistency and reliability. Co-location of our research and development and manufacturing teams and utilization of well-proven fabrication equipment helps us shorten the time-to-market and generally achieve or exceed manufacturing cost and quantity targets. After chip fabrication, we generally utilize contract manufacturers for the more labor intensive step of packaging the bare die into standardized components such as TOSAs, ROSAs, laser diode modules and TO-cans that are then integrated into transceiver modules and other products.
     We complete the manufacturing of certain of our 40Gbps subsystems and modules in our Los Gatos facility from the subassemblies and components provided by our contract manufacturers and other suppliers, while others are completed by one of our contract manufacturers. Our expertise in optical, electrical and radio frequency design enables us or one of our contract manufacturers to combine the subassemblies and components from our contract manufacturers with our proprietary technologies, install custom embedded software and conduct extensive system calibration and testing.
     For our 10Gbps transceiver modules, we use a combination of internal manufacturing and contract manufacturing. We strive to develop long-term relationships with contract manufacturers to reduce assembly costs and provide greater manufacturing flexibility. We are in the process of transitioning most 10Gbps module production to our contract manufacturers. The manufacture of highly complex 40Gbps and 100Gbps transceiver modules will remain in house to ensure time-to-market and the highest level of quality.
     For our 2.5Gbps and lower speed SFP modules, we transfer all designs to contract manufacturers once the design phase is completed. These lower speed modules are generally less complex than 10Gbps and above modules and ramp up to much greater volumes in mass production.
     Our contract manufacturers are located in China, Japan, the Philippines, Taiwan, Thailand and the United States. Certain of our contract manufacturers that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
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
Sales, Marketing and Technical Support
     In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers and product marketing and sales operations teams in an integrated approach to address our customers’ current and future needs. We assign an account manager to each customer account to provide a clear interface for the customer, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at higher data rates, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development and represent us in MSAs. Our market development team meets regularly with the Tier 1 carriers to understand their requirements so we can better address the needs of our direct customer, the system vendor.
     For key customers, we hold periodic technology forums to allow their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ long term needs while helping our customers adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. This trend requires us to continually upgrade our sales operations and manufacturing support to maximize our efficiency and coordination with our customers.
     In the industrial and commercial market, we primarily sell through a network of manufacturing representatives and distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated field application engineering and product marketing staff. We also sell directly to certain strategic customers. Through our customer interactions, we continually increase our knowledge of each application’s requirements, using this information to improve our sales effectiveness and guide product development.
     Since inception, we have actively communicated our brand worldwide through participation at trade shows and industry conferences, publication of research papers and bylined articles in trade media, advertisements in trade publications and interactive media, interactions with industry press and analysts, press releases and our company website, as well as through print and electronic sales material.
Patents and Other Intellectual Property Rights
     We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology and brand.
     As of March 31, 2010, we have been issued 531 patents, of which 131 patents are from the same technology in different jurisdictions, and had 343 patent applications pending, of which 107 patents are from the same technology in different jurisdictions. We have been issued patents in various countries, including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the 218 patents issued in the U.S., 19 will expire within the next five years and, of those, 14 will expire in the next two years. Of the 207 patents issued in Japan, 29 will expire in the next five years and, of those, 22 will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property, including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions.
     For technologies that we develop in cooperation with Hitachi, either on a joint development or funded project basis, we have contractual terms that define the ownership, use rights and responsibility for intellectual property protection for any inventions that arise. We also benefit from long-term cross-licensing agreements with Hitachi that allow either party to leverage certain of the other party’s intellectual property rights worldwide.
     Opnext is a registered trademark in the U.S., Japan, China and in the European Union as a Community Trademark (CTM). We have five product family names trademarked.
     We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information and invention assignment agreement with us when they join us and employees are reminded of their responsibilities pursuant to such agreement when they depart from the Company. We also enter into confidential information and invention assignment agreements with our contractors.
Employees
     As of March 31, 2010, we had 554 full-time employees, of which 319 were located in Japan, 216 in the U.S., 11 in Europe, three in Canada and five in China. Of our 554 total employees as of March 31, 2010, 228 were in research and development, 167 were in manufacturing, 89 were in sales and marketing, and 70 were in administration. We consider our relationships with our employees to be good. None of our employees is represented by a labor union.
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
     A limited number of customers have, historically, consistently accounted for a significant portion of our sales. For example, for the fiscal year ended March 31, 2010, Cisco and NSN accounted for 45% in aggregate of our total revenues, and for the fiscal year ended March 31, 2009, Cisco and Alcatel-Lucent accounted for 48% in aggregate of our total revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. Although we are attempting to expand our customer base, the markets in which we sell our optical components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future.
We are dependent on contract manufacturers used by our customers for a significant portion of our sales.
     Many of our original equipment manufacturer (“OEM”) customers, including Cisco and Alcatel-Lucent, use third-party contract manufacturers to manufacture their networking systems. Sales to contract manufacturers used by our customers represented 32.2% and 40.2% of our total revenues for the fiscal years ended March 31, 2010 and 2009, respectively. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a significant portion of our sales. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers that work with our OEM customers experience financial or other difficulties in their businesses, our sales and our business could be adversely affected.
Uncertainty in customers’ forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.
     Fluctuations and changes in our customers’ demand are common in our industry. Such fluctuations, as well as quality control problems experienced in our manufacturing operations or those of our third-party contract manufacturers, may cause us to experience delays and disruptions in our manufacturing process and overall operations and reduce our output. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or could be cancelled, which would negatively affect our sales, operating income, strategic position with customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production that in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such disruptions, delays and cancellations.
We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales.
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as Opnext, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. Our participation in VMI programs has resulted in our experiencing higher levels of inventory than we might otherwise and has decreased our visibility into the timing of when our finished goods will ultimately result in revenue-generating sales.
     Certain VMI programs, particularly any involving products considered to be standard products, may require us to commit to delivering certain quantities of our products to our customers as consigned inventory without the customers having committed to purchase any such products. Such VMI programs increase the likelihood that estimates of our customers’ requirements that prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. Some of our products and supplies have in the past become obsolete while in inventory because rapidly changing customer specifications or a decrease in customer demand. If we or our customers with which we participate in VMI programs fail to accurately predict the demand for our products, we could incur additional excess and obsolete inventory write-downs. If we are unable to effectively manage the implementation of, and proper inventory management planning associated with, our customers’ VMI programs, our financial condition and results of operations could be materially adversely affected.
If our customers do not qualify our products or if their customers do not qualify their products, our results of operations may suffer.
     Most of our customers do not purchase our products prior to qualification of our products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, termination, cancellation or modification could have a negative effect on our results of operations.
     If network service providers that purchase systems from our customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed. The qualification and field testing of our customers’ systems by network service providers is long and unpredictable. This process is not under our or our customers’ control, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers’ network systems could result in the delay or cancellation of orders from our customers for products included in the applicable network system, which could harm our results of operations.
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
     In the telecommunications market, there are stringent and comprehensive reliability and qualification requirements for optical networking systems. In the data communications industry, qualifications can also be stringent and time consuming. However, these requirements are less uniform than those found in the telecommunications industry from application to application and systems vendor to systems vendor.
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
We do not have long-term volume purchase contracts with our customers, and, as a result, our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.
     Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers were to decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of orders may cause us to fail to achieve our short-term and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers cancelled significant orders with us and our competitors, which resulted in losses of sales and excess and obsolete inventory and led to inventory and asset disposals throughout the industry. More recently, as the global economic recession that began in late 2007 deepened, particularly affecting the credit markets as well as equity markets, certain of our largest customers cancelled significant, previously committed purchase orders resulting in the loss of sales and excess and obsolete inventory for us and increasing the difficulties associated with accurately forecasting future sales. Similar or continued decreases, deferrals or cancellations of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if such decreases, deferrals or cancellations are not anticipated.
There is a limited number of potential suppliers for certain components used in our products. In addition, we depend on a limited number of suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues. We may also face component shortages if we experience increased demand for modules and components beyond what our qualified suppliers can deliver.
     Our customers generally restrict our ability to change the component parts in our modules without their approval, which for less critical components may require as little as a specification comparison and for more critical components, such as lasers, photodetectors and key integrated circuits, as much as repeating the entire qualification process. We depend on a limited number of suppliers of key components we have qualified to use in the manufacture of certain of our products. Some of these components are available only from a sole source or have been qualified only from a single supplier. We typically have not entered into long-term agreements with our suppliers and, therefore, our suppliers could stop supplying materials and equipment at any time or fail to supply adequate quantities of component parts on a timely basis. It is difficult, costly, time consuming and, on short notice, sometimes impossible for us to identify and qualify new component suppliers. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability and performance. In the past, we have had to change suppliers, which has, in some instances, resulted in delays in product development and manufacturing until another supplier was found and qualified. Any such delays in the future may limit our ability to respond to changes in customer and market demands. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations. For example, during the quarter ended March 31, 2010, we experienced significant limitations on the components available from certain of our suppliers, resulting in losses of anticipated sales and the related revenues.
We rely substantially upon a limited number of contract manufacturers and, if these contract manufacturers fail to meet our short and long-term needs and contractual obligations, our business may be negatively impacted.
     We rely on a limited number of contract manufacturers to assemble, manufacture and test the majority of our finished goods. The qualification and set-up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Certain of our independent manufacturers have a limited history of manufacturing optical modules or components. In the past, we have experienced delays or other problems, such as inferior quality, insufficient quantity of product and an inability to meet cost targets, which have led to delays in our ability to fulfill customer orders. Additionally, in the past we have been required to qualify new contract manufacturers and replace contract manufacturers, which has led to delays in deliveries. Any future interruption in the operations of these manufacturers, or any deficiency in the quality, quantity or timely delivery of the components or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers or require us to contract with and qualify new contract manufacturers. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.
Our financial results may vary significantly from quarter to quarter as the result of a number of factors, which may lead to volatility in our stock price.
     Our quarterly sales and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations are attributable to numerous factors, including:
•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	the timing and size of revenues derived from research and development agreements;

•	our ability to source component parts and to manufacture and deliver products to our customers in a timely and cost-effective manner;
•	quality control problems in our and our contract manufacturers’ manufacturing operations;

•	fluctuations in our manufacturing yields;

•	length and variability of the sales cycles of our products;

•	the loss or gain of significant customers;

•	new product introductions and enhancements by our competitors and ourselves and the level of market acceptance thereof;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems;

•	unanticipated increases in costs and expenses; and

•	fluctuations in foreign currency exchange rates.
     These events are difficult to forecast and these events, as well as other events, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature because of the extent of our internal manufacturing operations and the level of resources dedicated to our research and development, sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a sales shortfall could magnify the adverse impact of such sales shortfall on our results of operations. Because many of the factors referenced above are beyond our control, we believe that quarter-to-quarter comparisons of our operating results may not be a reliable indication of our future performance, and you should not rely on our results for any single quarter as an indication of our future performance. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.
Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange rate risks.
     We are exposed to foreign currency exchange rate risks. Foreign currency exchange rate fluctuations may affect our sales and our costs and expenses and significantly affect our operating results. Portions of our sales are denominated in currencies other than the U.S. dollar, principally the Japanese yen. In addition, a substantial portion of our cost of sales is denominated in Japanese yen and portions of our operating expenses are denominated in Japanese yen and euros. As a result, we bear the risk that fluctuations in the exchange rates of these currencies in relation to the U.S. dollar could decrease our total sales or increase our costs and expenses and, therefore, have a negative effect on future operating results.
We may experience low manufacturing yields or higher than expected costs.
     Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and our production capacity for, those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, such as lasers and photodetectors as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and decrease our sales and related revenues.
Shifts in our product mix may result in declines in operating income and net income.
     Our gross profit margins vary among our product families and are generally higher on our 100Gbps, 40Gbps and longer distance 10Gbps products. Our optical products sold for longer-distance applications typically have higher gross margins than our products for shorter-distance applications. In addition, our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall operating income has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products, our ability to reduce product costs, and recognition of revenues derived from research and development agreements, and these fluctuations are expected to continue in the future.
Certain of our revenues are derived from research and development agreements, which can result in material increases or decreases in our revenue, gross margin and net earnings from quarter to quarter due to the recognition or deferral of revenue related to these agreements in a particular quarter.
     We periodically enter into research and development agreements primarily to design, develop and manufacture complex 100Gbps products according to the specifications of the customer. Revenues from such agreements are generally recognized upon the completion of certain milestones specified in such agreements, which can result in material increases or decreases in our revenue from quarter to quarter. Such revenue may have limited or no corresponding cost of revenue, and therefore revenue from these agreements can have a substantial effect on our gross margin and net earnings during the period in which such revenue and the associated cost of sales is recognized.

Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts, result in a loss of customers or possibly result in product liability claims.
     Our products are complex and undergo quality testing as well as formal qualification by both our customers and us. However, defects may be found from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. In addition, certain of our customer contracts require that, in addition to correcting the failure with the product, we reimburse the customer for the costs and expenses incurred by the customer in connection with an “epidemic failure” of our product. An epidemic failure with respect to a particular product generally occurs when in excess of a specified percentage of such installed product exhibits a failure of the same root cause within a certain specified time period. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations problems, litigation or damage to our reputation.
     In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products which incorporate a variety of components and our products may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable and, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.
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
The price of our common stock is highly volatile and may continue to fluctuate substantially, which could result in substantial losses for our investors.
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

     In addition, the stock market in general, and the NASDAQ and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.
We face increasing competition from providers of competing products, which could negatively impact our results of operations and market share.
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
     Competition has intensified as additional competitors enter the market and current competitors expand their product lines. The industry has experienced an increase in low-cost providers of certain product lines. Companies competing with us may introduce products that are more competitively priced, have better performance, functionality or reliability, or our competitors may have stronger customer relationships, and may be able to react quicker to changing customer requirements and expectations. Increased competitive pressure has in the past and may in the future result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business, financial condition and operating results. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. A reduction in pricing for any existing or future customers may result in reduced pricing for other existing or future customers since our customers’ pricing is generally established pursuant to pricing agreements of not more than one year in duration or upon receipt of purchase orders. Most of the pricing agreements with our customers provide either that prices will be set at invoicing or at various intervals during the year or require us to offer our existing customers the most favorable pricing terms. All of these situations enable our customers to frequently negotiate based upon prevailing market price trends. As product prices decline, our average selling prices and operating profits decline.
     Because certain of our competitors have longer operating histories, stronger strategic alliances and greater financial, technical, marketing and other resources than we have, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data communications markets, some of our competitors offer broader product portfolios by supplying passive components or a broader range of lower speed transceivers. Other competitors may also have preferential access to certain network systems vendors or offer directly competitive products that may have certain better performance measures than our products. In addition, with respect to certain emerging technologies such as 100Gbps line-side technologies, we also compete with the internal development efforts of network system companies. Our competitors — including network systems companies developing potentially competitive products internally — that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, we cannot assure you that we will be able to compete successfully against either current or future competitors in the future.
The market for optical components continues to be characterized by intense price competition which has had, and will continue to have, a material adverse effect on our results of operations, particularly if we are not able to reduce our expenses commensurately.
     The market for optical components continues to be characterized by declining average selling prices resulting from factors such as intense price competition among optical component manufacturers, excess capacity, the introduction of new products, and increased unit volumes as manufacturers continue to deploy network and storage systems. In recent years, we have observed a modest acceleration in the decline of average selling prices. We anticipate that average selling prices will continue to decrease in the future in response to product introductions by our competitors or us, or in response to other factors, including price pressures from significant customers. In order to achieve and sustain profitable operations, we must, therefore, continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could have an adverse effect on our business, financial condition and results of operations.
     In the current environment of declining average selling prices, and especially when such declines appear to be accelerating, we must continually seek ways to reduce our costs to achieve our desired operating results. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures. The continued uncertainties in the communications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. To remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to enable us to remain price competitive and achieve our desired operating results.
If demand for optical systems, particularly for 10Gbps and above network systems, does not continue to expand as expected, our business will suffer.
     Our future success as a manufacturer of transmit and receive optical modules, components and subsystems ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. The continued uncertainties in the communications industry and the global economy make it difficult for us to anticipate sales levels. Continued uncertain demand for optical components would have a material adverse effect on our results of operations. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, the current global economic recession, an uncertain regulatory environment and reluctance on the part of content providers to supply video and audio content because of insufficient copy protection and uncertainty regarding long-term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.
Our markets are subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance or our business may be significantly harmed.
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
     We expect that new technologies will continue to emerge as competition in the communications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive, obsolete or unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot make any assurance that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products, including those incorporating certain emerging technologies such as 100Gbps line-side technologies, in which we have made and continue to make significant investments, will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop or license from third parties the underlying core technologies necessary to create new products and enhancements and to stay competitive in our markets. Any failure to respond to technological changes could significantly harm our business.
We depend on Hitachi for assistance with our research and development efforts. Any failure of Hitachi to provide these services could have a material adverse effect on our business.
     Our product expertise is based on our research ability developed within our Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to our business success and strategy is fundamental laser research. We rely on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to our current and future business. Our research and development agreement with Hitachi and Opnext Japan’s research and development agreement with Hitachi will both expire on February 20, 2012. Should access to Hitachi’s research laboratories be unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.
Adverse conditions in the global economy have negatively impacted our customers, suppliers and our business.
     The United States, Europe and Asia have experienced significant declines in economic activity, including, among other things, reduced consumer spending, declines in asset valuations, diminished liquidity and credit availability, significant volatility in securities prices, rating downgrades in certain instances, and fluctuations in foreign currency exchange rates. These economic developments have adversely affected, or have the potential to adversely affect, our customers, suppliers and businesses similar to ours and have resulted or could result in a variety of negative effects, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangibles. Any such developments could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are not able to predict the duration or severity of adverse economic conditions in the U.S. and other countries, and there can be no assurance that there will not be further declines in economic activity.
We depend on facilities located outside of the United States to manufacture our products, which subjects us to additional risks.
     In addition to our two manufacturing facilities in Japan, we rely on contract manufacturers located elsewhere in Asia and other countries for our supply of key products and we intend to further expand our use of contract manufacturers outside the United States. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liabilities, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays, including, but not limited to, as a result of customs delays;

•	greater difficulty in overseeing manufacturing operations, including, but not limited to, the levels of inventory maintained at our and our contract manufacturers’ facilities;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and

•	the outbreak of infectious diseases that could result in travel restrictions or the closure of our facilities or the facilities of our contract manufacturers or suppliers.
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
     We derive, and expect to continue to derive, a significant portion of our sales from international sales in various markets. Our international sales and operations are subject to a number of material risks, including, but not limited to:
•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead;

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	domestic and international economic or political changes, hostilities or other disruptions in regions where we currently operate or may operate in the future;

•	limitations on travel engendered by the outbreak of diseases and any other widespread public health problems; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.
     The risks provided above impact our business in areas in which we operate, including Japan and Europe, which constitute a significant portion of our international operations. As an example, the European Union enforced a mandatory requirement through a directive concerning the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis to comply with the European directive, and may institute similar or additional requirements in the future. Negative developments in one or more countries or regions in which we operate or sell our products could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, or a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations.
Our business and future operating results may be adversely affected by events outside of our control.
     Our business and operating results are vulnerable to interruption by events outside of our control, particularly possible earthquakes that may affect our factories or facilities in Japan or California or the facilities of our contract manufacturers or critical vendors. Other possible disruptions include: fire, volcanic activity, flood, power loss, telecommunications failures, political instability, military conflict and uncertainties arising from terrorist attacks, the economic consequences of military action or terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. Any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations. In addition, in the event of an economic downturn triggered by one or more of the foregoing events, we may suffer a decline in revenues and we may not be able to reduce costs fast enough to compensate, particularly since we may be hampered in eliminating employees in foreign jurisdictions because of foreign labor regulations.
We may not be able to obtain additional capital in the future, and failure to do so may harm our business.
     We believe that our existing balances of cash and cash equivalents will be sufficient to meet our cash needs to fund working capital, capital expenditures and our capital lease obligations for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.
If we fail to obtain the right to use others’ intellectual property rights necessary to operate our business, our ability to succeed will be adversely affected.
     Numerous patents in our industry are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. For example, on March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. There can be no assurance that this action or other actions which may in the future be filed against us will not result in a material recovery against, or expenses to, us.
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

We license our intellectual property to Hitachi and its wholly owned subsidiaries without restriction. In addition, Hitachi is free to license certain of Hitachi’s intellectual property that we use in our business to any third party, including our competitors, which could harm our business and operating results.
     We were initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, we acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that we develop during a period ending in July 2011 (and October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including to compete with us.
     Additionally, while significant intellectual property owned by Hitachi was assigned to us when we were formed, Hitachi retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including our competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that is licensed to us by Hitachi is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Hitachi could harm our business, financial condition and operating results.
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
     Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased sales. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our intellectual property is difficult, especially after our employees or those of our third-party contract manufacturers end their employment or engagement. We may have employees leave us and go to work for competitors. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our intellectual property is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The resulting costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.
Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products or suffer significant litigation expense, even if these claims have no merit.
     Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. There may be third parties that refrained from asserting intellectual property infringement claims against our products or processes while we were a majority-owned subsidiary of Hitachi that may elect to pursue such claims now that we are no longer a majority-owned subsidiary of Hitachi. For example, on March 27, 2008, Furukawa filed a complaint against Opnext Japan, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. There can be no assurances that this action or other actions that might be brought against us in the future will not result in a material recovery against, or expenses to, us.
     In addition, from time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property, and we review the merits of each such letter. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or manufacturing processes or enter into a licensing arrangement with such third party, which may be costly or impractical, particularly in the event we are subject to a contractual commitment to continue supplying impacted products to one or more of our customers. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material decrease in sales.
The anticipated benefits of the acquisition of StrataLight may not be realized fully, or realized at all, or may take longer to realize than expected.
     Achieving the potential benefits of the acquisition of StrataLight depends in substantial part on the successful integration of the two companies’ technologies, operations and personnel. We face significant challenges in continuing to integrate StrataLight’s organization and operations. Some of the challenges involved in this integration include:
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
     The integration of StrataLight has been and will continue to be a complex, time consuming and expensive process and has and will continue to require significant attention from management and other personnel, which may distract their attention from our day-to-day business. The diversion of management’s attention and any difficulties associated with integrating StrataLight into Opnext could have a material adverse effect on our operating results and could result in our not achieving the anticipated benefits of the acquisition.
We may not achieve strategic objectives, anticipated synergies and cost savings and other potential benefits of the acquisition of StrataLight.
     We expect to realize strategic and other financial and operating benefits as a result of the acquisition of StrataLight, including, among other things, certain cost and sales synergies. However, we cannot predict with certainty the extent to which these benefits will actually be achieved or the timing of the realization of any such benefits. The following factors, among others, may prevent us from realizing these benefits:
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
     Failure to achieve the strategic objectives and anticipated potential benefits of the acquisition could have a material adverse effect on our sales, levels of expenses and operating results and could result in dilution in our earnings per share. In addition, we cannot assure you that our combined future growth rate will equal the historical growth rates Opnext and StrataLight experienced as separate companies.
Potential future acquisitions may not generate the results expected and could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
     As part of our business strategy, we may pursue acquisitions of companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. If we fail to manage the pursuit, consummation and integration of acquisitions effectively, in particular during periods of industry uncertainty, our business could suffer. In addition, if we fail to properly evaluate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions involve numerous risks, any of which could harm our business, including:
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
     There can be no assurance that any acquisition we might consummate will generate the anticipated results. While we continue to believe that the acquisition of StrataLight, a high-speed transport company that we acquired in January of 2009, complements our core of high speed client technologies, StrataLight has not contributed the level of revenues we initially anticipated that it would contribute to our overall results. For example, StrataLight contributed revenue of $14.2 million in the quarter ended March 31, 2010 as compared to revenue of $37.8 million in the quarter ended March 31, 2009.
     Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We recorded a goodwill impairment charge of $5.7 million for the quarter ended December 31, 2008, which represented the full amount of goodwill recorded at the time of the acquisition of Pine Photonics Communications, Inc. In addition, we recorded a goodwill impairment charge of $62.0 million for the quarter ended March 31, 2009 in connection with the acquisition of StrataLight, which represented the full amount of goodwill recorded in connection with such acquisition.

We could be subject to legal and regulatory consequences if we fail to comply with applicable export control laws and regulations.
     Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. In addition, products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
     Obtaining necessary export licenses can be difficult and time-consuming. Failure to obtain necessary export licenses could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations. We could be subject to investigation and potential regulatory consequences, including, but not limited to, a no-action letter, monetary penalties, debarment from government contracting or denial of export privileges and criminal sanctions, any of which would adversely affect our results of operations and cash flow. Compliance with U.S. Government regulations may also subject us to significant fees and expenses, including legal expenses, and require us to expend significant time and resources. Finally, the absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
Environmental laws and regulations may subject us to significant costs and liabilities.
     Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state and foreign laws and regulations relating to the protection of the environment, including those governing the use of hazardous substances, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. For example, the European Union enforced a mandatory requirement through a directive concerning the Reduction of Hazardous Substances (RoHS 2002/95/EC), which required us to make changes to our product line on a global basis to comply with the European directive, and may institute similar or additional directives in the future. A rework or repair expense may be incurred if products are shipped in non-compliance with such directives. These costs may exceed compensation, if any, from parts suppliers, and could have a material adverse effect on our business, financial condition and results of operation. In the future, we could incur substantial costs, including cleanup costs, as a result of violations of or liabilities under environmental laws.
We were recently the target of securities class action complaints and are at risk of future securities class action litigation. Any additional litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.
     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. was filed in the United States District Court for the District of New Jersey (the “Court”) against us and certain of our present and former directors and officers (the “Individual Defendants”), alleging, inter alia, that the registration statement and prospectus issued in connection with our initial public offering (the “IPO”) contained material misrepresentations in violation of federal securities laws. In March 2008, two additional putative class actions were filed in the Court, captioned Coleman v. Opnext, Inc., et al. and Johnson v. Opnext, Inc., et al., with similar allegations and naming us, the Individual Defendants, our independent auditor and the underwriters of the IPO as defendants. On May 22, 2008, the Court issued an order consolidating Bixler, Coleman, and Johnson and, on July 30, 2008, a consolidated complaint was filed on behalf of all persons who purchased our common stock on or before February 13, 2008, pursuant to or traceable to the IPO. On November 6, 2008, our independent auditor was voluntarily dismissed from the action by plaintiff without prejudice.
     On September 8, 2009, the remaining parties, including us and the Individual Defendants, entered into a Stipulation and Agreement of Settlement (the “Settlement”). On January 6, 2010, the Court granted final approval of the Settlement, which approval is no longer subject to appeal. We and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and entered into the Settlement solely to avoid the costs and risks associated with further litigation. Under the terms of the Settlement, our insurer paid $2,000,000 to a settlement fund that was used to pay eligible claimants and plaintiffs’ counsel, plaintiff dismissed the consolidated action with prejudice and all defendants (including us and the Individual Defendants) were released from any claims that were brought or could have been brought in the consolidated action.
     We incurred significant legal fees in responding to this lawsuit and the expense of defending any additional litigation that may arise may also be significant. The amount of time that would be required to resolve any future lawsuits could be unpredictable and any such litigation could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing our financial statements for the quarter ended December 31, 2007 errors occurred in the valuation of inventory consigned to one of our contract manufacturers and that, as a result, our inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007, and our inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, we restated our audited financial statements for the years ended March 31, 2007 and 2006, and filed Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended June 30, 2007 and September 30, 2007. These restatements caused our management to conclude that we had a material weakness in our internal control over financial reporting because the controls did not identify the errors on a timely basis. During the quarter ended March 31, 2008, our management implemented processes and procedures that it believes remediated this weakness. As a result, our management concluded that our internal control over financial reporting was operating effectively as of March 31, 2008 and for each subsequent quarterly period through the year ended March 31, 2010.
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
     Prior to the closing of our acquisition of StrataLight, StrataLight’s independent registered public accounting firm identified material weaknesses and significant deficiencies in StrataLight’s internal control over financial reporting. The identified material weaknesses included a lack of adequate financial statement resources and the lack of an appropriate level of qualified accounting staff, which resulted in a failure to adequately maintain books and records relating to non-recurring engineering arrangements and incorrect accounting for complex or unusual transactions. StrataLight also had a material weakness with respect to inconsistency in the effectiveness of the review over the inputs and analysis of warranty reserve, labor and overhead capitalization and inventory valuation. These material weaknesses were identified by StrataLight’s independent registered public accounting firm in connection with the audit of StrataLight’s financial statements for the year ended December 31, 2007, along with other matters involving its internal controls that constituted significant deficiencies and control deficiencies.
     The existence of a material weakness could result in errors or material misstatements in financial statements. While we believe we have been successful in remediating StrataLight’s material weakness, any recurrence of such material weaknesses, or any occurrence of other material weaknesses, may make it difficult for us to report our future financial results accurately and in a timely fashion. Because of the size of StrataLight in relation to Opnext, any errors resulting from StrataLight’s material weaknesses, significant deficiencies or control deficiencies could result in material misstatements to our future financial statements, which could cause an adverse effect on the trading price of our common stock.
Our ability to utilize our net operating loss carryforwards to offset future taxable income is limited and may in the future be subject to further limitations.
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting events that, when taken together with other changes in ownership of our common stock by our five percent or greater stockholders during the prior three-year period, constitute an “ownership change” for us as that term is defined in Section 382 of the Internal Revenue Code of 1986, as Amended (“Section 382”), with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use.
     As a result of the “ownership change” that occurred as of December 31, 2009, our U.S. federal and state NOLs have been reduced by $29.6 million and $37.1 million, respectively. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $41.5 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $149.0 million, $54.8 million and $312.7 million, respectively, at March 31, 2010. Of the NOLs at March 31, 2010, $131.9 million of U.S. federal NOLs and $44.9 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.3 million, respectively, while the remaining NOLs may be carried forward to offset future taxable income without limitation. There can be no assurance that in the future we will not experience further limitations with respect to the utilization of our NOLs.
If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
     Our future depends, in part, on our ability to attract and retain key personnel, including the members of our senior management team and key technical personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical personnel is extremely intense and we continue to experience difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain qualified personnel at compensation levels consistent with our existing compensation and salary structure. On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses in response to current economic conditions, including, but not limited to, a ten percent reduction in executive salaries for a period of not less than six months and a five percent reduction in the salaries for other employees. Such salary reductions continued in effect until March 31, 2010, at which time they were discontinued. There can be no assurance that such measures will not adversely impact our ability to attract and retain key personnel. In addition, some of the companies with which we compete for hiring experienced employees have greater resources than we have. Further, in making employment decisions, particularly in the high technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock or the poor relative performance of our stock could adversely affect our ability to attract or retain key technical or other personnel.

Hitachi and Clarity could effectively together control the outcome of shareholder actions in the Company.
     As of June 1, 2010 Hitachi held an approximately 31.9%, and Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) held an approximately 7.3%, equity interest in the Company. In addition, Hitachi and Clarity Management, L.P. each hold fully vested options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, and they each have employees who serve as members of our board of directors. Their equity shareholdings could effectively give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in the Company, and may be unable or unwilling to participate in future financings of the Company and thereby materially harm our business and prospects.
     We may have conflicts of interest with Hitachi and, because of Hitachi’s significant ownership interest in the Company, may not be able to resolve such conflicts of interest on favorable terms for us. For example, Hitachi has another majority-owned subsidiary, Hitachi Cable, Ltd., that directly competes with us in certain 10Gbps 300 pin and LX4 applications and certain SFP applications.
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
     In addition to our governing documents, on June 18, 2009, our board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our NOLs and other related tax attributes that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from our board of directors that would trigger an “ownership change,” as that term is defined in Section 382, with the result of limiting the availability for future use of our NOLs. The Rights Plan was not adopted in response to any known accumulation of shares of our stock and was approved by our stockholders at our 2009 annual meeting of stockholders. On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting events that, when taken together with other changes in ownership of our common stock by our five percent or greater stockholders during the prior three-year period, constitute an “ownership change” for us as that term is defined in Section 382, with the result of limiting the availability of our NOLs and other related tax attributes for future use. Notwithstanding such “ownership change,” the Rights Plan remains in place and may continue to deter accumulations of shares of our common stock.
     Section 203 of the Delaware General Corporation Law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock that could have the effect of delaying, deferring or prohibiting a merger or other takeover or a change of control of our company. Generally, Section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with any holder of 15% or more of our common stock for a period of three years after the time that the stockholder acquired our common stock, subject to certain exceptions.
Item 1B. Unresolved Staff Comments.
     Not Applicable.
Item 2. Properties
     We currently lease space in the United States, Japan, Germany, Canada and China.
     We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date
United States
Eatontown, New Jersey	26,285 (of which 3,277 is subleased to a third party)	Administration, Sales	August 23, 2011 (sublease end date July 31, 2011)
Fremont, California	30,574	Administration, Sales, Marketing, Manufacturing, Research and Development	November 30, 2013
Los Gatos, California Building 1	33,290	Administration, Marketing, Manufacturing, Research and Development	June 30, 2011
Los Gatos, California Building 2	10,073	Administration, Marketing, Research and Development	June 30, 2011
Tulsa, Oklahoma	3513	Research and Development	November 30, 2010

Location	Approximate Square Feet	Function	Lease Expiration Date
International
Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2012 (unlimited automatic 2-year extensions unless notice given by either party)
Komoro, Japan	34,542 (3,209 square meters)	Manufacturing, Research and Development	March 31, 2011 (automatic 5-year extensions unless notice given by either party)
Munich, Germany	2,992 (278 square meters)	Sales	October 31, 2011
Shanghai, China	1,356 (126 square meters)	Sales	November 15, 2010
Totsuka, Japan	115,852 (10,763 square meters)	Administration, Manufacturing, Research and Development	September 30, 2011 (automatic 1-year extensions unless notice given by either party)
Kanazawa-ku, Japan	2,727 (253 square meters)	Research and Development	February 28, 2015 (automatic 2-year extensions unless notice given by either party)
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
     Under the terms of the Settlement, Opnext’s insurer paid $2.0 million to a settlement fund which was used to pay eligible claimants and plaintiffs’ counsel, plaintiff dismissed the consolidated action with prejudice and all defendants (including Opnext and the Individual Defendants) were released from any claims that were brought or could have been brought in the consolidated action.
     On March 27, 2008, Furukawa filed a complaint against Opnext Japan in the Tokyo District Court, alleging that certain laser diode modules sold by the Company infringe the Furukawa Patent. The complaint sought an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. We intend to defend ourselves vigorously in this litigation.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the NASDAQ Market under the symbol “OPXT.” The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated:

	High	Low
Fiscal 2010 Quarter:
January 1, 2010 to March 31, 2010	2.69	1.74
October 1, 2009 to December 31, 2009	3.20	1.75
July 1, 2009 to September 30, 2009	3.14	1.72
April 1, 2009 to June 30, 2009	2.53	1.72
Fiscal 2009 Quarter:
January 1, 2009 to March 31, 2009	2.53	1.42
October 1, 2008 to December 31, 2008	4.09	1.30
July 1, 2008 to September 30, 2008	6.45	4.30
April 1, 2008 to June 30, 2008	7.00	4.84
     The approximate number of stockholders of record as of June 3, 2010 was 347.

Stock Performance Graph
     The graph set forth below compares the cumulative total stockholder return on our common stock between February 15, 2007 and March 31, 2010, with the cumulative total return of (i) the NASDAQ Telecommunications Index, (ii) the NASDAQ Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on February 15, 2007 in each of our common stock, the NASDAQ Telecommunications Index, the NASDAQ Composite Index and the Amex Networking Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sale price on February 15, 2007 of $17.40 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.
     Prior to February 15, 2007, there was no public market for our securities and, as a result, data for the period preceding February 15, 2007 is not presented on the graph below.

	2/15/2007	3/31/2007	3/31/2008	3/31/2009	3/31/2010
Opnext, Inc.	100.00	85.00	31.32	9.83	13.56
NASDAQ Telecommunications Index	100.00	96.50	92.87	61.31	92.41
NASDAQ Composite Index	100.00	96.98	91.27	61.21	96.03
Amex Networking Index	100.00	95.74	84.07	52.82	100.57

Dividend Policy
     We have never declared, or paid, any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that any earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our board of directors might deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table summarizes our stock-based incentive plans as of March 31, 2010 that were approved or not approved by our stockholders (in thousands, except per share data):

	Number of Securities to be issued	Weighted-	Number of securities
	upon exercise of outstanding	average	remaining available for
	options, stock appreciation rights	exercise	future issuance under equity
	and stock units	price	compensation plans
Equity compensation plans approved by our security holders	14,240	$6.42	4,651

Equity compensation plans not approved by our security holders	—	—	—

Repurchases of Equity
     We made no repurchases of our common stock during our fourth fiscal quarter ended March 31, 2010.

Item 6. Selected Financial Data.
     The following consolidated balance sheet data as of March 31, 2010 and 2009 and the consolidated statements of operations data for the fiscal years ended March 31, 2010, 2009 and 2008 have been derived from our audited financial statements and related notes that are included elsewhere in this annual report. The consolidated balance sheet data as of March 31, 2008, 2007 and 2006 and the statement of operations data for the fiscal years ended March 31, 2007 and 2006 have been derived from our audited financial statements and related notes that do not appear in this annual report. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The historical results are not necessarily indicative of the results to be expected for any future period.
Historical Financial Data

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated statements of operations data:
Sales	$319,132	$318,555	$283,498	$222,859	$151,691
Cost of sales	252,490	242,782	187,123	148,753	120,320
Amortization of acquired developed technology	5,780	1,321	—	—	—

Gross margin	60,862	74,452	96,375	74,106	31,371
	19.1%	23.4%	34.0%	33.3%	20.7%
Research and development expenses	74,145	54,043	38,324	35,615	33,669
Selling, general, and administrative expenses	54,829	63,483	48,291	40,231	33,116
Impairment of goodwill	—	67,681	—	—	—
Acquired in-process research and development expense	—	15,700	—	—	—
Amortization of purchased intangibles	9,240	5,540	—	—	—
Loss on disposal of property and equipment	159	122	502	311	1,065
Other operating expenses	—	—	—	—	399

Operating (loss) income	(77,511)	(132,117)	9,258	(2,051)	(36,878)
Interest (expense) income, net	(615)	2,748	8,534	3,298	4,102
Other (expense) income	(472)	(187)	(744)	(551)	1,561

(Loss) income before income taxes	(78,598)	(129,556)	17,048	696	(31,215)
Income tax (expense) benefit	85	(16)	—	—	(278)

Net (loss) income	$(78,513)	$(129,572)	$17,048	$696	$(31,493)

Net (loss) income per share:
Basic	$(0.88)	$(1.86)	$0.26	$0.01	$(0.61)
Diluted	(0.88)	(1.86)	0.26	0.01	(0.61)
Weighted average number of shares:
Basic	88,952	69,775	64,598	53,432	51,945
Diluted	88,952	69,775	64,633	53,486	51,945

	March 31,
	2010	2010	2010	2010	2010
	(in thousands)
Consolidated balance sheet data:
Total assets	$370,298	$449,764	$432,459	$367,849	$215,969
Long-term liabilities	16,672	26,050	22,192	17,271	7,716
Total shareholders’ equity	253,540	320,537	323,078	290,657	118,652

Selected Quarterly Financial Information (Unaudited)
     The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended March 31, 2010 and 2009. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2009	2009	2009
	(in thousands, except per share data)
Sales (1)	$76,783	$76,065	$80,975	$85,309
Gross margin	14,407	12,120	17,589	16,746
Net loss (2)	(18,303)	(18,580)	(17,913)	(23,717)
Net loss per share:
Basic	$(0.20)	$(0.21)	$(0.20)	$(0.27)
Diluted	(0.20)	(0.21)	(0.20)	(0.27)
Weighted average shares outstanding:
Basic	89,392	88,960	88,769	88,656
Diluted	89,392	88,960	88,769	88,656

(1)	Sales for the three months ended March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009 included $14.2 million, $12.1 million, $24.3 million and $32.3 million, respectively, of revenues attributable to the StrataLight acquisition.

(2)	Net loss for the three months ended March 31, 2010 included $1.8 million of amortization of purchased intangibles, $1.6 million of stock-based compensation expense, $0.3 million of restructuring cost and $0.1 million of StrataLight Employee Liquidity Bonus Plan expense. Net loss for the three months ended December 31, 2009 included $1.8 million of amortization of purchased intangibles, $1.7 million of stock-based compensation expense, $1.6 million of StrataLight Employee Liquidity Bonus Plan expense, $0.9 million of restructuring cost and $0.1 million of litigation expense. Net loss for the three months ended September 30, 2009 included $3.8 million of amortization of purchased intangibles, $2.9 million of StrataLight Employee Liquidity Bonus Plan expense, $1.7 million of stock-based compensation expense, $0.2 million of restructuring cost and $0.1 million of litigation expense. Net loss for the three months ended June 30, 2009 included $7.7 million of amortization of purchased intangibles expense, $2.8 million of StrataLight Employee Liquidity Bonus Plan expense, $1.6 million of stock-based compensation expense, $1.0 million of restructuring cost, $1.0 million attributable to purchase price accounting adjustments for inventory sold during the period, and $0.4 million of integration cost.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2008	2008	2008
	(in thousands, except per share data)
Sales (1)	$83,626	$70,533	$80,159	$84,237
Gross margin	7,288	15,582	24,451	27,131
Net (loss) income (2)	(118,831)	(14,538)	1,188	2,609
Net (loss) income per share:
Basic	$(1.39)	$(0.23)	$0.02	$0.04
Diluted	(1.39)	(0.23)	0.02	0.04
Weighted average shares outstanding:
Basic	85,527	64,612	64,620	64,623
Diluted	85,527	64,612	64,769	64,666

(1)	Sales for the three months ended March 31, 2009 included $37.8 million of revenues attributable to the StrataLight acquisition.

(2)	Net loss for the three months ended March 31, 2009 included $62.0 million of goodwill impairment expense, $15.7 million of in-process research and development expense, $11.0 million of StrataLight Employee Liquidity Bonus Plan expense, $6.9 million of amortization of purchased intangibles expense, $1.8 million attributable to purchase price accounting adjustments for inventory sold during the period, $1.5 million of stock-based compensation expense, $1.1 million of restructuring cost, $0.5 million of integration cost and $0.1 million of litigation expense. Net loss for the three months ended December 31, 2008 included $5.7 million of goodwill impairment expense, $1.6 million of stock-based compensation expense, $0.3 million of litigation expense and $0.2 million of business acquisition cost. Net income for the three months ended September 30, 2008 included $1.5 million of stock-based compensation expense and $0.7 million of litigation expense. Net income for the three months ended June 30, 2008 included $1.1 million of stock-based compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include current and future economic conditions and events and their impact on us and our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this annual report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “— Factors That May Influence Future Results of Operations” and “— Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
Overview and Background
     We were incorporated as a wholly owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003, we acquired Pine Photonics Communication Inc., or Pine, and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the U.S., Europe, Japan and China, which are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the U.S. and Japan. In addition, we use contract manufacturing partners that are located in China, Japan, the Philippines, Taiwan, Thailand and the U.S. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
Acquisition of StrataLight
     On January 9, 2009, we completed our acquisition of StrataLight. The aggregate consideration for such acquisition consisted of 26,545,455 shares of common stock and $47.9 million in cash, including the impact of net purchase price adjustments pursuant to the merger agreement. For the years ended March 31, 2010 and 2009, StrataLight’s operations contributed sales of $83.0 million and $37.8 million, respectively, and favorably impacted our gross margin percentage as sales of StrataLight products generally have higher relative margins. We also experienced incremental increases of research and development and selling, general and administrative expenses related to the StrataLight operations. During the year ended March 31, 2009, in connection with the acquisition of StrataLight, we expensed $15.7 million of in-process research and development costs, and following the completion of the acquisition, we recognized a goodwill impairment charge of $62.0 million.
Sales
     Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 95.1%, 94.1% and 93.3% of our total revenues during each of the years ended March 31, 2010, 2009 and 2008, respectively. Also during each of the years ended March 31, 2010, 2009 and 2008, sales of our communications products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 63.2%, 74.7% and 82.9% of total revenues, respectively, while sales of our communications products with 40Gbps or higher data rates, which we refer to as our “40Gbps and above products,” represented 31.8%, 19.3% and 10.5% of total revenues, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to development agreements.
     The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the year ended March 31, 2010, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Nokia Siemens Networks (“NSN”), accounted for 44.8% in the aggregate of our consolidated sales. Although we continue to attempt to expand our customer base, we anticipate that a small number of these customers will continue to represent a significant percentage of our total sales.
     During the years ended March 31, 2010, 2009 and 2008, sales attributed to North America represented 45.4%, 49.8% and 58.7% of total revenues, sales attributed to Europe represented 30.6%, 27.0% and 22.8% of total revenues, sales attributed to Japan represented 9.4%, 13.5% and 12.4% of total revenues, and sales attributed to Asia Pacific (excluding Japan) represented 14.6%, 9.7% and 6.1% of total revenues, respectively.
     Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the year ended March 31, 2010, 2009 and 2008, 9.4%, 16.7% and 25.9% of our revenues were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
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

     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen during the years ended March 31, 2010, 2009 and 2008 were 37.2%, 60.5% and 81.6%, respectively. The percentage decline during the years ended March 31, 2010 and 2009 was primarily attributable to the contribution of cost of sales from the StrataLight operations, which were denominated in U.S. dollars, and our ability to procure more raw materials denominated in U.S. dollars.
     Our gross margins vary among our product lines and are generally higher on our 40Gbps and above and longer distance 10Gbps products. Our gross margins are also generally higher on products where we enjoy a greater degree of vertical integration with respect to the subcomponents of such products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and fluctuations in foreign currency exchange rates. Our gross margins are also impacted by amortization of acquired developed technology resulting from the acquisition of StrataLight.
Research and Development Expense
     Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $4.1 million, $5.8 million and $5.0 million of expenses in connection with these agreements during the years ended March 31, 2010, 2009 and 2008, respectively. In addition, our research and development expenses primarily include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. Selling, general and administrative expenses will also be impacted by the continuing costs associated with pending litigation.
     During the year ended March 31, 2010, we experienced a decrease in costs as we realigned our selling, general and administrative resources on April 1, 2009 in response to the weak macroeconomic environment at that time and to achieve synergies associated with the integration of StrataLight. During the year ended March 31, 2009, we experienced an increase in costs as a result of the StrataLight acquisition, restructuring activities and the legal expenses associated with defending against class action litigation.
Impairment of Goodwill
     As a result of the significant deterioration in the macroeconomic environment and the significant decrease in our market capitalization, for the year ended March 31, 2009 we recorded aggregate write-downs of goodwill of $67.8 million attributable to the previously completed acquisitions of StrataLight and Pine.

Inventory
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of March 31, 2010 and 2009, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $7.5 million and $7.7 million, respectively.
Income Taxes
     We are subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. During the year ended March 31, 2010, the Internal Revenue Service completed an examination of our U.S. Income Tax Returns for the years ended March 31, 2007 and March 31, 2008, the State of New Jersey completed an examination of our New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007, and the German tax authorities completed an examination of our German tax returns for the years ended March 31, 2005 through March 31, 2007. There were no adjustments proposed and all returns were accepted as filed. Our Japan tax returns have been examined by the Japan tax authorities through the year ended March 31, 2006.
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting that, as of December 31, 2009, it beneficially owned 6,350,000 shares of Opnext common stock, and amending the Schedule 13G it had previously filed on February 8, 2008, which had reported that as of September 18, 2007, it beneficially owned 7,500,000 shares of our common stock. The events reported in such filing, when taken together with other changes in ownership of our common stock by its five percent or greater stockholders during the prior three-year period, constitute an “ownership change” for us as that term is defined in Section 382 of the Code, with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use.
     As a result of the “ownership change” that occurred as of December 31, 2009, our U.S. federal and state NOLs have been reduced by $29.6 million and $37.1 million, respectively. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $41.5 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $149.0 million, $54.8 million and $312.7 million, respectively, at March 31, 2010. Of the NOLs at March 31, 2010, $131.9 million of U.S. federal NOLs and $44.9 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.3 million, respectively, while the remaining NOLs may be carried forward to offset future taxable income without limitation.
Factors That May Influence Future Results of Operations
Global Economic Conditions
     The credit markets and the financial services industry continue to experience significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy, credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales.
Cost Reduction Actions
     On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce, elimination of bonuses for the fiscal year ended March 31, 2010, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. The ten percent reduction in executive salaries and director cash compensation, the five percent reduction in salaries for other employees and the suspension of our matching contribution to the 401(k) plan, were each subsequently extended through the end of the fiscal year ended March 31, 2010. In addition, in October 2009 we further reduced our global workforce by approximately five percent. These actions, together with synergies associated with the StrataLight acquisition would have reduced our annualized cost structure and operating expenses for the year ended March 31, 2010 by approximately $28.5 million as compared to the pro forma financial results for the year ended March 31, 2009, assuming the acquisition of StrataLight had occurred as of April 1, 2007. As of April 1, 2010, executive and other employee salaries and director cash compensation were restored to their levels prior to the reductions and are expected to increase our annualized cost and operating expense structure by approximately $4.5 million. Our matching contribution to the 401(k) plan remains suspended pending further determination.
Sales
     Our sales are affected by capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing volumes. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications.
     The increased unit volumes as service providers deploy network systems has contributed — along with intense price competition among optical component manufacturers, excess capacity, and the introduction of next generation products — to the market for optical components continuing to be characterized by declining average selling prices. In recent years, we have observed a modest acceleration in the decline of average selling prices. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period.
     Our sales are also impacted by our ability to procure critical component parts for our products from our suppliers. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products can adversely affect our ability to fulfill customer orders and our results of operations. For example, during the quarter ended March 31, 2010 we experienced significant limitations on the components available from certain of our suppliers, resulting in losses of anticipated sales and the related revenues. While we cannot predict the duration or extent of these supply limitations, we anticipate that such limitations will continue to impact us to some extent at least through the first half of our fiscal year ending March 31, 2011.
     Our sales are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen. Our sales denominated in U.S. dollars represented 89.7%, 82.3% and 73.3% of our revenues, and our sales denominated in Japanese yen represented 9.4%, 16.7% and 25.9% of our revenues, for the years ended March 31, 2010, 2009 and

2008, respectively. To the extent we generate sales in currencies other than the U.S. dollar, our future sales will be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.
     During the year ended March 31, 2010, we began to enter into development agreements to design, develop and manufacture complex products, primarily 40Gbps and 100Gbs optical modules and subsystems, according to the specifications of the customer. Given that such agreements may in the future represent significant revenue for us, the timing of execution and delivery on the requirements of any such agreement may have a substantial effect on our ability to recognize revenue for a particular period. In addition, since the receipt of payments and recognition of revenue pursuant to such development agreements are generally subject to the completion of milestones, the revenue related to any such agreement may be subject to deferral or may not be recognized at all if the relevant milestone is not achieved. Finally, since the revenue associated with such agreements can have nominal corresponding cost of sales, these agreements can have a substantial effect on our future gross margin during the period in which such revenue and associated cost of sales is recognized.
Cost of Sales and Gross Margins
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. The percentage of our cost of sales denominated in Japanese yen during the years ended March 31, 2010, 2009 and 2008 were 37.2%, 60.5% and 81.6%, respectively. The percentage decline during the year ended March 31, 2010 was primarily attributable to our acquisition of StrataLight, as well as the fact that we procured more raw materials in U.S. dollars. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we expect the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
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
     We experienced several sequential quarterly declines in sales of our 40Gbps subsystems products during the year ended March 31, 2010. Although sales of these products improved during the quarter ended March 31, 2010 as compared to the prior quarter, reoccurrence of this unfavorable sales trend could negatively affect future gross margins, given that our gross margins are generally higher on our 40Gbps and above products.
Research and Development Expense
     Our research and development costs increased during the year ended March 31, 2010 as a result of the full-year contribution of StrataLight’s operations. In the future, these costs will vary with our efforts to meet the anticipated market demand for our new and planned future products and to support enhancements to our existing products.
Selling, General and Administrative Expenses
     During the year ended March 31, 2010, we experienced a decrease in costs as we realigned our selling, general and administrative resources on April 1, 2009 in response to the macroeconomic environment existing at that time, and to achieve synergies associated with the integration of StrataLight. Realignment actions included a temporary reduction of executive and other employee salaries and director cash compensation which were reinstated on April 1, 2010. We expect that our future selling, general and administrative expenses will generally fluctuate with sales volumes and be impacted by the reinstatement of executive and other employee salaries and director cash compensation, as well as, continuing costs associated with pending litigation
Significant Accounting Policies and Estimates
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
     We sell certain of our products to customers with a product warranty that provides repairs at no cost or the issuance of a credit to the customer. The length of the warranty term depends on the product being sold, ranging from one year to five years. In addition to accruing for specific known warranty exposures, we accrue the estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Our management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or as other information becomes available.
     Allowances for doubtful accounts are based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessments of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings.
Inventory Valuation
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a 12-month rolling forecast based on factors, including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by us but part of VMI programs and held at customer locations. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory write-downs. If demand is higher than expected, inventories that had previously been written down may be sold.

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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2010 and 2009, management considered recent operating results, the near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.
Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Our evaluations for the years ended March 31, 2010, 2009 and 2008 indicated that there were no impairments.
Goodwill and Business Combinations
     Goodwill represents the excess of purchase price over the fair value of net assets acquired. We account for acquisitions using the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of tangible assets acquired to identifiable intangible assets based on valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed to goodwill.
     We use a two-step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then the goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded in an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
     Based upon the impairment analyses performed during the year ended March 31, 2009, we recorded aggregate goodwill impairment charges of $67.8 million attributable to the acquisitions of StrataLight and Pine. Goodwill was $0 at March 31, 2010 and 2009, and $5.7 million at March 31, 2008.
Stock-Based Incentive Plans
     All equity-based payments, including grants of employee stock options, are recognized in our financial statements based on their grant-date fair value. We estimate the fair value of our share-based awards utilizing the

Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period. Our expected term assumption for awards issued during the years ended March 31, 2010, 2009 and 2008 was 4.5 years, 4.9 years and 6.25 years, respectively. As additional evidence develops from our option activity, the expected term assumption may be refined to capture more relevant trends.

•	Through December 31, 2007, the future volatility of our stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics to ours. Use of comparable companies was necessary during this period since we did not possess a sufficient stock price history. Subsequent to December 31, 2007, we estimated volatility based on our historical stock prices. The expected volatility assumption for awards issued during the years ended March 31, 2010, 2009 and 2008 was 86.2%, 83.5% and 88.1%, respectively.

•	A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2010, 2009 and 2008 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•	We have based our risk-free interest rate assumption for awards issued during the years ended March 31, 2010, 2009 and 2008 on the implied weighted-average yields of 2.1%, 2.3% and 4.5%, respectively, available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Forfeiture rates for awards issued during the years ended March 31, 2010, 2009 and 2008 have been estimated based on our actual historical forfeiture trends of approximately 10% over their expected terms.
     Compensation expense for all employee stock-based awards was $6.6 million, $5.6 million and $3.3 million for the years ended March 31, 2010, 2009 and 2008, respectively.
Use of Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessments of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, purchased tangible and intangible assets and liabilities in business combinations, and estimated useful lives for depreciation and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

Results of Operations for the Years Ended March 31, 2010, 2009 and 2008
     The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Year Ended March 31,			Year Ended March 31,
	2010	2009	2008	2010	2009	2008
	(in thousands)			(as percentage of sales)
Sales	$319,132	$318,555	$283,498	100.0%	100.0%	100.0%
Cost of sales	252,490	242,782	187,123	79.1%	76.2%	66.0%
Amortization of acquired developed technology	5,780	1,321	—	1.8%	0.4%	—

Gross margin	60,862	74,452	96,375	19.1%	23.4%	34.0%
Research and development expenses	74,145	54,043	38,324	23.3%	17.0%	13.5%
Selling, general and administrative expenses	54,829	63,483	48,291	17.2%	19.9%	17.0%
Impairment of goodwill	—	67,681	—	—	21.3%	—
Acquired in-process research and development	—	15,700	—	—	4.9%	—
Amortization of purchased intangibles	9,240	5,540	—	2.9%	1.7%	—
Loss on disposal of property and equipment	159	122	502	0.0%	0.0%	0.2%

Operating (loss) income	(77,511)	(132,117)	9,258	(24.3)%	(41.5)%	3.3%
Interest (expense) income, net	(615)	2,748	8,534	(0.2)%	0.9%	3.0%
Other expense, net	(472)	(187)	(744)	(0.1)%	(0.1)%	(0.3)%

(Loss) income before income taxes	(78,598)	(129,556)	17,048	(24.6)%	(40.7)%	6.0%
Income tax benefit (expense)	85	(16)	—	0.0%	(0.0)%	—

Net (loss) income	$(78,513)	$(129,572)	$17,048	(24.6)%	(40.7)%	6.0%

Comparison of the Years Ended March 31, 2010 and 2009
     Sales. Total sales increased $0.5 million, or 0.2%, to $319.1 million in the year ended March 31, 2010 from $318.6 million in the year ended March 31, 2009, primarily as a result of a $45.2 million increase in sales of StrataLight products and a $1.4 million increase from fluctuations in foreign currency exchange rates, partially offset by lower sales volumes of other communication and industrial and commercial products as well as lower average selling prices.
     For the year ended March 31, 2010, sales of our 10Gbps and below products decreased $36.2 million, or 15.2%, to $201.8 million, while 40Gbps and above sales increased $40.0 million, or 64.9%, to $101.6 million. The decrease in sales of our 10Gbps and below products primarily resulted from decreased demand for our 300 pin tunable and fixed wavelength, Xenpak and SFP modules, partially offset by higher demand for our XFP products. The increase in 40Gbps and above sales primarily resulted from the acquisition of StrataLight. Sales of our industrial and commercial products decreased $3.2 million, or 16.9%, to $15.7 million.
     For the year ended March 31, 2010, sales to two customers, Cisco and NSN, together accounted for 44.8% of revenues. For the year ended March 31, 2009, sales to two customers, Cisco and Alcatel-Lucent, together accounted for 48.2% of revenues. No other customer accounted for more than 10% of total revenues in either such year.
     Gross Margin. Gross margin decreased $13.4 million, or 18.3%, to $60.9 million in the year ended March 31, 2010 from $74.5 million in the year ended March 31, 2009. Gross margin for the year ended March 31, 2010 included negative effects of $4.5 million from increased acquired developed technology amortization associated with the StrataLight acquisition, and $4.4 million attributable to unfavorable foreign currency exchange rate fluctuations, net of the impact from foreign currency exchange forward contracts. Additional costs associated with the StrataLight acquisition that were incurred during the years ended March 31, 2010 and 2009 include $5.8 million and $1.3 million, respectively, of amortization of acquired developed technology, $1.0 million and $1.8 million, respectively, of charges attributable to the purchase price accounting adjustment for inventory, and $0.9 million and $0.8 million, respectively, of Employee Liquidity Bonus Plan expense. During the years ended March 31, 2010 and 2009, gross margin included charges for excess and obsolete inventory of $4.1 million and $10.4 million, respectively.
     As a percentage of sales, gross margin decreased to 19.1% for the year ended March 31, 2010 from 23.4% for the year ended March 31, 2009. This decline was primarily attributable to higher per unit manufacturing costs derived from lower sales volumes, lower average selling prices, higher acquired developed technology amortization and an unfavorable impact from foreign currency exchange rate fluctuations and hedging programs, partially offset by higher relative margins from sales of StrataLight products, lower fixed manufacturing, material and outsourcing costs as well as lower excess and obsolete inventory and warranty charges.
     Research and Development Expenses. Research and development expenses increased $20.1 million, or 37.2%, to $74.1 million in the year ended March 31, 2010 from $54.0 million in the year ended March 31, 2009, including a $2.2 million increase attributable to fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 23.3% for the year ended March 31, 2010 from 17.0% for the year ended March 31, 2009. The increase in research and development expenses was primarily the result of the acquisition of StrataLight, and was partially offset by reduced outsourcing services provided by Hitachi’s research laboratories, as well as lower employee and material costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $8.7 million, or 13.6%, to $54.8 million in the year ended March 31, 2010 from $63.5 million in the year ended March 31, 2009, including a $1.3 million increase attributable to fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.2% for the year ended March 31, 2010 from 19.9% for the year ended March 31, 2009. The decrease in selling, general and administrative expenses was principally attributable to lower Employee Liquidity Bonus Plan costs associated with the acquisition of StrataLight, as well as lower commission, logistics, litigation, bad debt and employee costs, partially offset by the full year impact of selling general and administrative costs resulting from the acquisition of StrataLight.
     Impairment of Goodwill. As part of the annual assessment of goodwill completed during the quarter ended March 31, 2009, there were significant indicators to conclude that an impairment of the goodwill associated with the acquisition of StrataLight on January 9, 2009 may have occurred. This conclusion was based on the significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment from the time of the acquisition announcement on July 9, 2008 through March 31, 2009. We concluded in the impairment analysis that the carrying value of the goodwill associated with the StrataLight acquisition exceeded its fair value. As a result, we recorded an impairment charge of $62.0 million in the quarter ended March 31, 2009, which represented the full amount of goodwill recorded in connection with the acquisition.
     During the quarter ended December 31, 2008, there were sufficient indicators to require an interim goodwill impairment analysis, including a significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill impairment analysis conducted, an impairment was indicated and we recorded a $5.7 million charge, which represented the full amount of goodwill recorded in connection with the Pine acquisition. As a result of such impairments, goodwill was $0 at March 31, 2010 and 2009.
     Acquired In-process Research and Development. We incurred $15.7 million of in-process research and development expenses for the year ended March 31, 2009 related to the StrataLight acquisition. We incurred no in-process research and development expenses for the year ended March 31, 2010.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $9.2 million and $5.5 million for the years ended March 31, 2010 and 2009, respectively. For the year ended March 31, 2010, the amortization consisted of $7.9 million related to order backlog and $1.3 million related to customer relationships. For the year ended March 31, 2009, the amortization consisted of $5.2 million related to order backlog and $0.3 million related to customer relationships.
     Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million and $0.1 million for the years ended March 31, 2010 and 2009, respectively.
     Interest (Expense) Income, Net. Interest (expense) income, net decreased by $3.3 million to $0.6 million of interest expense, net in the year ended March 31, 2010 from $2.7 million of interest income, net in the year ended March 31, 2009. Interest (expense) income, net for the years ended March 31, 2010 and 2009 consisted of interest earned on cash and cash equivalents offset by interest expense on short-term debt and capital leases. The decrease primarily reflects the decline in interest rates and the reduction in cash and cash equivalent balances over the respective periods.
     Other Expense, Net. Other expense, net was $0.5 million and $0.2 million for the years ended March 31, 2010 and 2009, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
     Income Taxes. During the year ended March 31, 2010, we recorded an $85,000 current income tax benefit resulting from a U.S. Federal income tax benefit of $228,000 due to acceleration of research credits under the 2008 Housing and Economic Recovery Act, partially offset by an income tax expense of $143,000 attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     During the year ended March 31, 2009, we recorded current income tax expense of $16,000. The expense was attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.
Comparison of the Years Ended March 31, 2009 and 2008
     Sales. Total sales increased $35.1 million, or 12.4%, to $318.6 million in the year ended March 31, 2009 from $283.5 million in the year ended March 31, 2008, primarily as a result of $37.8 million of sales of StrataLight products, higher sales volumes of communication products and a $6.3 million increase from fluctuations in foreign currency exchange rates, net of the impact of decreases in average selling prices. For the year ended March 31, 2009, sales of our 10Gbps and lower products increased $3.0 million, or 1.3%, to $238.0 million, while sales of our 40Gbps products increased $31.9 million, or 107.4%, to $61.6 million. Sales of our industrial and commercial products remained constant at $18.8 million. The increase in sales of our 10Gbps and below products primarily resulted from increased demand for our XFP and 300 pin tunable products, partially offset by lower demand for our Xenpak and 300 pin fixed wavelength modules. Sales of our 40Gbps products increased primarily as a result of our acquisition of StrataLight.
     For the years ended March 31, 2009 and 2008, sales to two customers, Cisco and Alcatel-Lucent, together accounted for 48.2% and 60.0% of revenues, respectively. No other customer accounted for more than 10% of total revenues during such years.
     Gross Margin. Gross margin decreased $21.9 million, or 22.7%, to $74.5 million in the year ended March 31, 2009 from $96.4 million in the year ended March 31, 2008, principally attributable to a $9.7 million increase in excess and obsolete inventory charges, including a $4.4 million charge to discontinue certain early generation 10Gbps multimode fibre products, and $8.5 million attributable to unfavorable foreign currency exchange fluctuations partially offset by a $1.4 million favorable impact from foreign currency exchange rate forward contracts. Additional costs associated with the StrataLight acquisition that were incurred during the year ended March 31, 2009 include a $1.8 million charge attributable to purchase price accounting adjustments for inventory sold during the period, $1.3 million of developed product technology amortization expense and $0.8 million of Employee Liquidity Bonus Plan expense. During the years ended March 31, 2009 and 2008, we recorded charges for excess and obsolete inventory of $10.4 million and $0.7 million, respectively.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.2 million, or 31.5%, to $63.5 million in the year ended March 31, 2009 from $48.3 million in the year ended March 31, 2008. Selling, general and administrative expenses increased as a percentage of sales to 19.9% for the year ended March 31, 2009 from 17.0% for the year ended March 31, 2008. The increase in selling, general and administrative expenses was principally attributable to the contribution of StrataLight operations, a $2.1 million unfavorable effect of foreign currency exchange rate fluctuations, $6.5 million of Employee Liquidity Bonus Plan costs resulting from our acquisition of StrataLight, $1.1 million of restructuring costs and $0.7 million of integration costs related to our acquisition of StrataLight. The increase in selling, general and administrative costs also was attributable to higher employee costs, higher stock-based compensation expense, defense costs associated with a class action lawsuit and higher bad debt costs associated primarily with the Nortel, Inc. bankruptcy. The stock-based compensation expense associated with selling, general and administrative employees was $4.3 million and $2.5 million during the years ended March 31, 2009 and 2008, respectively.
     Impairment of Goodwill. As part of the annual assessment of goodwill completed during the quarter ended March 31, 2009, there were significant indicators to conclude that an impairment of the goodwill associated with the acquisition of StrataLight on January 9, 2009 may have occurred. This conclusion was based on the significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment from the time of the acquisition announcement on July 9, 2008 through March 31, 2009. We concluded in the impairment analysis that the carrying value of the goodwill associated with the StrataLight acquisition exceeded its fair value. As a result, we recorded an impairment charge of $62.0 million in the quarter ended March 31, 2009 which represented the full amount of goodwill recorded in connection with the acquisition.
     During the quarter ended December 31, 2008, there were sufficient indicators to require an interim goodwill impairment analysis, including a significant decrease in our market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill impairment analysis conducted, an impairment was indicated and we recorded a $5.7 million charge, which represented the full amount of goodwill recorded in connection with the Pine acquisition. Goodwill was $0 and $5.7 million at March 31, 2009 and 2008, respectively.
     Acquired In-process Research and Development. We incurred $15.7 million of in-process research and development expenses for the year ended March 31, 2009 related to the StrataLight acquisition, as compared to no such expenses for the year ended March 31, 2008.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $5.5 million for the year ended March 31, 2009. The amortization consisted of $5.2 million related to order backlog and $0.3 million related to customer relationships. There was no amortization of purchased intangibles for the year ended March 31, 2008.
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
Liquidity and Capital Resources
     At March 31, 2010 and 2009, cash and cash equivalents totaled $132.6 million and $168.9 million and the outstanding balances of the short-term loans were $21.4 and $20.2 million, respectively. During the year ended March 31, 2010, cash and cash equivalents decreased by $36.3 million as $18.6 million of net cash used in operating activities, $10.6 million of payments on capital lease obligations, and $7.9 million of capital expenditures were partially offset by $0.8 million from the effect of foreign currency exchange rates on cash and cash equivalents. Net cash used in operating activities reflected our net loss of $78.5 million, partially offset by non-cash charges for depreciation and amortization of $22.3 million, amortization of purchased intangibles of $15.0 million, stock-based compensation expense of $6.6 million, and $1.2 of compensation expense associated with the StrataLight Employee Liquidity Bonus Plan (the “ELBP”), as well as a decrease in net current assets excluding cash and cash equivalents of $14.6 million and a loss on disposal of property and equipment of $0.2 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories and accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued expenses.
     Pursuant to the terms of the Agreement and Plan of Merger, dated July 9, 2008, by and among the Company, StrataLight, Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro, as the stockholder representative, the Company made the second and third distributions of cash and shares of the Company’s common stock to ELBP participants during the year ended March 31, 2010. During the year ended March 31, 2010, the Company distributed approximately $5.7 million of cash and 1.2 million shares of previously issued common stock, representing the remaining balance of cash and shares of the Company’s common stock to be distributed to ELBP participants, and accepted cancellation of rights to receive common stock as requested by certain ELBP participants to satisfy approximately $2.8 million in employee withholding tax obligations paid by the Company. During the year ended March 31, 2009, the Company distributed approximately $1.8 million of cash and 1.8 million shares of previously issued common stock pursuant to the ELBP.

     During the year ended March 31, 2009, cash and cash equivalents decreased by $52.8 million to $168.9 million from $221.7 million. This decline consisted of $10.4 million of net cash used in operating activities, $28.4 million of cash used in the acquisition of StrataLight, net of cash acquired, $9.1 million of payments on capital lease obligations, $4.2 million of capital expenditures, $0.6 million from the effect of foreign exchange rates on cash and cash equivalents and $0.1 million used to repurchase restricted shares. Net cash used by operating activities reflected our net loss of $129.6 million, partially offset by the following non-cash charges: a $67.7 million impairment of goodwill, a $15.7 million write-off of in-process research and development, depreciation and amortization of $14.4 million, amortization of purchased intangibles of $6.9 million, StrataLight Employee Liquidity Bonus Plan costs of $5.8 million and stock-based compensation expense of $5.6 million, and a decrease in net current assets excluding cash and cash equivalents of $3.1 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories partially offset by a decrease in accounts payable attributable to the reduction in sales volumes. During the year ended March 31, 2009, we also entered into $15.4 million of new capital lease obligations.
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
     We believe that existing cash and cash equivalent balances will be sufficient to fund our anticipated cash needs at least for the next 12 months. However, we may require additional external financing to fund our operations in the future and there is no assurance that we will be successful in obtaining additional financing, especially if we experience operating results below expectations. Also, the global credit markets have recently experienced unprecedented volatility, which may affect both the availability and cost of our funding sources in the future. If adequate financing is not available as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations
     During the year ended March 31, 2010, we entered into $0.1 million of new capital lease obligations. The following table represents a summary of our contractual obligations at March 31, 2010 in millions of dollars.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Capital lease obligations	$23.7	$12.5	$11.0	$0.2
Operating lease obligations	5.1	3.6	1.2	0.3
Purchase obligations	66.8	66.8	—	—
Short-term debt	21.4	21.4	—	—

Total contractual obligations	$117.0	$104.3	$12.2	$0.5

     Capital lease obligations, including interest, consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not yet received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or the performance of services.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing or unconsolidated special purpose entities.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Our exposure to market risk consists of foreign currency exchange rate fluctuations related to our international sales and operations and changes in interest rates on cash and cash equivalents and short-term debt.
     To the extent we generate sales in currencies other than the U.S. dollar, our sales will be affected by currency fluctuations. For the years ended March 31, 2010, 2009 and 2008, 9.4%, 16.7% and 25.9% of sales were denominated in Japanese yen, respectively, and 0.7%, 1.0% and 0.8% were denominated in euros, respectively. The remaining sales were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the years ended March 31, 2010, 2009 and 2008, approximately 37.2%, 60.5% and 81.6% of our cost of sales was denominated in Japanese yen, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the years ended March 31, 2010, 2009 and 2008, approximately 34.6, 41.9% and 51.3% of our operating expenses were denominated in Japanese yen, respectively. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
     As of March 31, 2010, we had a net receivable position of $1.2 million and as of March 31, 2009, we had a net payable position of $1.5 million subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange fluctuations on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At March 31, 2010, we had six foreign currency exchange contracts in place with an aggregate nominal value of $12.0 million and expiration dates of 90 days or less to hedge a portion of this risk. At March 31, 2009, we had three foreign currency exchange contracts in place with an aggregate nominal value of $6.0 million and expiration dates of 90 days. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the impact of foreign currency fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on financial results.
     We have entered into short-term yen-denominated loan with The Sumitomo Trust Bank, which is due monthly unless renewed. At March 31, 2010 and 2009, the loan balance was $21.4 million and $20.2 million, respectively. The increase of $1.2 million was due to changes in foreign currency exchange rates. Interest is paid monthly at TIBOR plus a premium that ranged from 1.26% to 1.57% and 1.42% to 1.81% during the years ended March 31, 2010 and 2009, respectively.
     To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of March 31, 2010, 2009 and 2008, we had $132.6 million, $168.9 million and $221.7 million cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions. Interest income earned on these accounts was $0.4 million, $3.7 million and $8.5 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Item 8. Financial Statements and Supplementary Data.
OPNEXT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of Opnext, Inc.
     We have audited the accompanying consolidated balance sheets of Opnext, Inc. (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Opnext, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
June 14, 2010

Opnext, Inc.

Consolidated Balance Sheets

	March 31,
	2010	2009
	(in thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents, including $1,205 and $6,328 of restricted cash at March 31, 2010 and 2009, respectively	$132,643	$168,909
Trade receivables, net, including $4,509 and $3,483 due from related parties at March 31, 2010 and 2009, respectively	54,849	63,961
Inventories	93,018	101,610
Prepaid expenses and other current assets	4,755	3,708

Total current assets	285,265	338,188
Property, plant, and equipment, net	60,322	71,966
Purchased intangibles	24,220	39,239
Other assets	491	371

Total assets	$370,298	$449,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $4,707 and $6,052 due to related parties at March 31, 2010 and 2009, respectively	$44,040	$38,356
Accrued expenses	22,101	33,190
Short-term debt	21,430	20,243
Capital lease obligations	12,515	11,388

Total current liabilities	100,086	103,177
Capital lease obligations	11,202	21,402
Other long-term liabilities	5,470	4,648

Total liabilities	116,758	129,227

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,192,937, outstanding 89,857,936, net of 58,630 shares of treasury stock at March 31, 2010; issued 91,130,377, outstanding 88,656,447, net of 51,508 shares of treasury stock at March 31, 2009	725	730
Additional paid-in capital	716,315	708,588
Accumulated deficit	(473,145)	(394,632)
Accumulated other comprehensive income	9,645	5,851

Total shareholders’ equity	253,540	320,537

Total liabilities and shareholders’ equity	$370,298	$449,764

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Sales, including $14,659, $19,470 and $8,925 to related parties for the years ended March 31, 2010, 2009 and 2008, respectively	$319,132	$318,555	$283,498
Cost of sales	252,490	242,782	187,123
Amortization of acquired developed technology	5,780	1,321	—

Gross margin	60,862	74,452	96,375
Research and development expenses, including $4,368, $6,077 and $5,225 from related parties for the years ended March 31, 2010, 2009 and 2008, respectively	74,145	54,043	38,324
Selling, general and administrative expenses, including $3,832, $5,493 and $5,515 from related parties for the years ended March 31, 2010, 2009 and 2008, respectively	54,829	63,483	48,291
Impairment of goodwill	—	67,681	—
Acquired in-process research and development	—	15,700	—
Amortization of purchased intangibles	9,240	5,540	—
Loss on disposal of property and equipment	159	122	502

Operating (loss) income	(77,511)	(132,117)	9,258
Interest (expense) income, net	(615)	2,748	8,534
Other expense, net	(472)	(187)	(744)

(Loss) income before income taxes	(78,598)	(129,556)	17,048
Income tax benefit (expense)	85	(16)	—

Net (loss) income	$(78,513)	$(129,572)	$17,048

Net (loss) income per share:
Basic	$(0.88)	$(1.86)	$0.26
Diluted	$(0.88)	$(1.86)	$0.26
Weighted average number of shares used in computing net (loss) income per share:
Basic	88,952	69,775	64,598
Diluted	88,952	69,775	64,633
See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended March 31, 2010, 2009 and 2008

				Retained	Accumulated
	Number		Additional	Earnings	Other
	Of	Par	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit)	Income (Loss)	Equity	Income (Loss)
	(in thousands, except share and per share amounts)
Balance at March 31, 2007	64,549,100	$645	$577,257	$(282,108)	$(5,137)	$290,657
Stock-based compensation, net of forfeitures	70,177		4,160			4,160
Stock options exercised	21,573	1	22			23
Amendment of stock appreciation rights			2,432			2,432
Restricted shares repurchased	(20,937)	(94)				(94)
Initial public offering costs			(105)			(105)
Net income				17,048		17,048	$17,048
Unrealized gain on foreign currency forward contracts					85	85	85
Defined benefit plan costs, net					(254)	(254)	(254)
Foreign currency translation adjustment					9,126	9,126	9,126

Total comprehensive income							$26,005

Balance at March 31, 2008	64,619,913	552	583,766	(265,060)	3,820	323,078
Stock-based compensation, net of forfeitures			5,705			5,705
Stock options exercised	3,934		6			6
Restricted shares forfeited	(8,333)					—
Restricted shares repurchased	(30,571)	(63)				(63)
Equity offering to StrataLight shareholders, net	22,298,161	223	113,336			113,559
StrataLight Employee Liquidity Bonus Plan	1,773,343	18	5,775			5,793
Net loss				(129,572)		(129,572)	$(129,572)
Unrealized loss on foreign currency forward contracts					(145)	(145)	(145)
Defined benefit plan costs, net					65	65	65
Foreign currency translation adjustment					2,111	2,111	2,111

Total comprehensive loss							$(127,541)

Balance at March 31, 2009	88,656,447	730	708,588	(394,632)	5,851	320,537
Stock-based compensation, net of forfeitures			6,630			6,630
Stock options exercised	11,053		16			16
Restricted shares repurchased	(7,122)	(17)				(17)
StrataLight Employee Liquidity Bonus Plan, net of cancellations	1,197,558	12	1,081			1,093
Net loss				(78,513)		(78,513)	$(78,513)
Unrealized loss on foreign currency forward contracts					(191)	(191)	(191)
Defined benefit plan costs, net					125	125	125
Foreign currency translation adjustment					3,860	3,860	3,860

Total comprehensive loss							$(74,719)

Balance at March 31, 2010	89,857,936	$725	$716,315	$(473,145)	$9,645	$253,540

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(78,513)	$(129,572)	$17,048
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill	—	67,681	—
Acquired in-process research and development	—	15,700	—
Depreciation and amortization	22,312	14,385	10,615
Amortization of purchased intangibles	15,019	6,861	—
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	1,216	5,766	—
Stock-based compensation expense associated with equity awards	6,632	5,644	3,337
Loss on disposal of property and equipment	159	122	502
Changes in assets and liabilities, net of acquisition of business:
Trade receivables, net	9,073	(4,374)	3,134
Inventories	12,397	23,046	(18,741)
Prepaid expenses and other current assets	(492)	(454)	(452)
Other assets	(167)	(163)	(2)
Trade payables	4,523	(16,939)	(2,492)
Accrued expenses and other liabilities	(10,742)	1,871	(1,424)

Net cash (used in) provided by operating activities	(18,583)	(10,426)	11,525

Cash flows from investing activities
Capital expenditures	(7,877)	(4,157)	(5,071)
Acquisition of business, net of cash acquired	—	(28,425)	—

Net cash used in investing activities	(7,877)	(32,582)	(5,071)

Cash flows from financing activities
Short-term debt borrowings, net	—	—	20,060
Payments on capital lease obligations	(10,602)	(9,105)	(5,452)
Exercise of stock options	16	6	23
Net proceeds from initial public offering	—	—	(105)
Restricted shares repurchased	(17)	(63)	(94)

Net cash (used in) provided by financing activities	(10,603)	(9,162)	14,432

Effect of foreign currency exchange rates on cash and cash equivalents	797	(607)	1,014

(Decrease) increase in cash and cash equivalents	(36,266)	(52,777)	21,900
Cash and cash equivalents at beginning of year	168,909	221,686	199,786

Cash and cash equivalents at end of year	$132,643	$168,909	$221,686

Supplemental cash flow information
Cash paid during the year for:
Interest paid	$980	$965	$435
Income tax refund, net	$(129)	$—	$—
Supplemental investing activities
Net cash paid for acquisition of StrataLight	$—	$21,593	$—
Payments for acquisition and equity registration costs	—	6,832	—

Acquisition of StrataLight, net of cash acquired	$—	$28,425	$—

Non-cash financing activities
Capital lease obligations incurred	$(109)	$(15,384)	$(11,825)
See accompanying notes to consolidated financial statements.

Opnext, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Background and Basis of Presentation
          Opnext, Inc. and subsidiaries (“OPI,” “Opnext” or the “Company”) is a leading designer and manufacturer of optical subsystems, modules and components that enable high-speed telecommunications and data communications networks, as well as lasers and infrared LEDs for industrial and commercial applications.
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
2. Summary of Significant Accounting Policies
     Principles of Consolidation
          The financial statements reflect the consolidated results of Opnext and its subsidiaries. All intercompany transactions and balances between and among the Company’s businesses have been eliminated in consolidation.
     Use of Estimates
          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessments of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, purchased tangible and intangible assets and liabilities in business combinations, estimated useful lives for depreciation, and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Revenue Recognition
          Revenue is derived principally from sales of products. Revenue is recognized when persuasive evidence of an arrangement exists (usually in the form of a purchase order), delivery has occurred or services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured based on the creditworthiness of the customer and certainty of customer acceptance. These conditions generally exist upon shipment or upon notice from certain customers in Japan that they have completed their inspection and have accepted the product.
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
     Warranties
          The Company sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or the issuance of a credit to the customer. The length of the warranty term depends on the product being sold, but generally ranges from one year to five years. In addition to accruing for specific known warranty exposures, the Company accrues its estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.
     Research and Development Costs
          Research and development costs are charged to expense as incurred.
     Shipping and Handling Costs
          Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the years ended March 31, 2010, 2009 and 2008 were $2,123, $4,577 and $5,161, respectively.
     Foreign Currency Transactions and Translation
          Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of operations. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while sales and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity. Transaction gains and losses have been included in other (expense) income, net for the period in which the exchange rates change. The Company recorded transaction losses of $549, $241 and $982 for the years ended March 31, 2010, 2009 and 2008, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
          All derivative financial instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and in other comprehensive income (loss) for those classified as cash flow hedges.
          As of March 31, 2010, the Company had a net receivable position of $1,178, and as of March 31, 2009, a net payable position of $1,512, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 90 days or less to hedge a portion of this future risk and did not exceed $12.0 million in aggregate at any point in time during the year ended March 31, 2010. At March 31, 2010, there were six foreign currency exchange forward contracts in place with an aggregate nominal value of $12,000, and at March 31, 2009, there were three foreign currency exchange forward contracts in place with an aggregate nominal value of $6,000, all of which have expiration dates of 90 days or less, to hedge a portion of this future risk. The total realized benefit from the foreign currency exchange forward contracts was $491 and $1,460 for the years ended March 31, 2010 and 2009, respectively, and was included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
     Net (Loss) Income per Common Share
          Basic net (loss) income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share has been computed using the weighted-average number of shares of common stock outstanding during the period and dilutive common shares potentially issuable from stock-based incentive plans using the treasury stock method.
     Cash and Cash Equivalents
          The Company considers all investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010, cash and cash equivalents included $991 of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations and $214 of restricted cash held in escrow pending resolution of claim for indemnification associated with the acquisition of StrataLight. As of March 31, 2009, cash and cash equivalents included $933 of restricted cash held in escrow to guarantee value added taxes and domestic facility lease obligations and $5,395 of restricted cash held in escrow to be distributed pursuant to the agreement and plan of merger and the Employee Liquidity Bonus Plan associated with the StrataLight acquisition.
     Trade Receivables
          The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessments of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $900 and $1,022 at March 31, 2010 and 2009, respectively.
     Inventories
          Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a 12 month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by us but part of VMI programs and held at customer locations. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
          Certain of the Company’s more significant customers have implemented a supply chain management tool called VMI programs that require suppliers, such as the Company, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.
     Property, Plant, and Equipment and Internal Use Software
          Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the various asset classes. Estimated useful lives for building improvements range from three to fifteen years. Estimated useful lives for machinery, electronic and other equipment range from three to seven years. Property, plant and equipment include those assets under capital lease and the associated accumulated amortization.
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
     Impairment of Long-Lived Assets
          Long-lived assets, such as property, plant and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the years ended March 31, 2010, 2009 and 2008 indicated that there were no impairments.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
      Goodwill and Business Combinations
          Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company accounts for acquisitions using the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company then allocates the purchase price in excess of tangible assets acquired to identifiable intangible assets based on valuations that use information and assumptions provided by management. Any excess purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill.
          The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then the goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded in an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
          Based upon impairment analyses performed during the year ended March 31, 2009, the Company recorded aggregate goodwill impairment charges of $67,681 attributable to the acquisitions of StrataLight and Pine. Goodwill was $0 at March 31, 2010 and 2009, and $5,698 at March 31, 2008.
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
      Fair Value Measurements
          Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. The Company uses valuation techniques to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets are prepared on an individual asset basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar assets in active and inactive markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
     The following tables summarize the valuation of the Company’s financial instruments as of March 31, 2010 and 2009:

			Significant
		Quoted Market	Other	Significant
	Value as of	Prices in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets:
Money market funds	$82,487	$82,487	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$251	$—	$251	$—	Accrued expenses

			Significant
		Quoted Market	Other	Significant
	Value as of	Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets:
Money market funds	$134,774	$134,774	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$60	$—	$60	$—	Accrued expenses
     The Company’s investments in money market funds are recorded at fair value based on quoted market prices. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers.
   Stock-Based Incentive Plans
     All equity-based payments, including grants of employee stock options, are recognized in the financial statements based on their grant-date fair value. The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
•	Since December 31, 2007, the Company has estimated volatility based on the Company’s historical stock prices. Until December 31, 2007, the future volatility of the Company’s stock was estimated based on the median calculated value of the historical volatility of companies believed to have similar market performance characteristics as those of the Company. Use of comparable companies was necessary during this period since the Company did not possess a sufficient stock price history.

•	A dividend yield of zero has been assumed for all issued awards based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•	The Company has based its risk-free interest rate assumption for awards on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

•	The forfeiture rate for awards was based on the Company’s actual historical forfeiture trend.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC) and would supersede existing non-SEC accounting and reporting standards resulting in only one level of authoritative U.S. GAAP. All other literature would be considered non-authoritative. Following this Statement, the Board would not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it would issue Accounting Standards Updates. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009
     In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855), an amendment of ASC 855, to eliminate the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions. ASU 2010-09 is effective upon issuance and had no impact on the Company’s consolidated financial statements. Refer to Note 20 to these consolidated financial statements for the relevant disclosure.

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
     Pursuant to the Merger Agreement, eighty-four percent (84%) of the aggregate consideration was allocated to the former StrataLight shareholders, consisting of 22,298 shares of the Company’s common stock and $40,275 in cash. Of the total cash consideration, $37,755 was paid to the former shareholders on the closing date with the remaining $2,520 held in escrow through January 9, 2010 to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement. Also on January 9, 2009, 20,068 shares of Opnext common stock were distributed to the former shareholders with the remaining 2,230 shares held in escrow through January 9, 2010. As of March 31, 2010, $214 of cash consideration and 118 shares remained in escrow pending final resolution indemnification claims.
     Pursuant to the Merger Agreement, sixteen percent (16%) of the aggregate merger consideration was allocated in accordance with the terms of a bonus plan established for the benefit of the StrataLight employees and certain other designees (the “Employee Liquidity Bonus Plan”). During the years ended March 31, 2010 and 2009, the Company recorded $7,346 and $10,951, respectively, of expense related to the Employee Liquidity Bonus Plan.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The Company has accounted for the acquisition under the purchase method and has included the operating results of StrataLight in its consolidated financial results since January 9, 2009. The following table summarizes the components of the total purchase price as determined under the purchase method of accounting:

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
     The purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed was as follows:

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$18,682
Inventories	30,400
Other current assets	6,707
Fixed assets	10,635
Other non-current assets	59
Accounts payable and accrued liabilities	(29,518)
Other non-current liabilities	(55)

Net tangible assets	36,910
Identifiable intangible assets	46,100
In-process research and development	15,700
Goodwill	61,983

Total purchase price	$160,693

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

	Pro Forma Basis for Fiscal Years
	Ended March 31,
	2009	2008
Sales	$409,416	$378,714
Net loss	(52,517)	(107,971)
Net loss per share-basic	$(0.58)	$(1.23)
Net loss per share-diluted	$(0.58)	$(1.23)
     Pro forma net loss for the year ended March 31, 2009 included $7,147 of purchased intangible asset amortization expense and $346 of Employee Liquidity Bonus Plan expense. Pro forma net loss for the year ended March 31, 2008

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
included a $61,983 goodwill impairment charge, $38,534 of purchase intangible asset amortization expense and $18,122 of Employee Liquidity Bonus Plan expense.
     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of April 1, 2007 nor is it necessarily indicative of future operating results.
4. Restructuring Charges
     On March 31, 2009, in connection with the acquisition of StrataLight, the Company recorded liabilities of $1,055, which included severance and related benefit charges of $331 resulting from workforce reductions across the Company and facility charges of $724 for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California. These cost reduction measures rationalized the Company’s cost structure and were enabled by synergies resulting from the StrataLight acquisition.
     As of March 31, 2010, the Company has recorded liabilities for severance and related benefit charges of $121 and facility consolidation charges of $502. During the year-ended March 31, 2010, the Company recorded $1,379 of charges related to workforce reductions. The remaining lease payments will reduce the facility accrual, with associated interest accretion, through August 2011.

	Workforce
	Reduction	Facilities
Accrual balance as of March 31, 2009	$331	$724
Restructuring charges:
Manufacturing expense	359	—
Research and development expense	276	—
Marketing and sales expense	136	—
General and administrative expense	608	95
Cash payments	(1,589)	(317)

Accrual balance as of March 31, 2010	$121	$502

5. Inventories
     Components of inventories are summarized as follows:

	March 31,
	2010	2009
Raw materials	$49,859	$61,132
Work-in-process	14,810	10,791
Finished goods	28,349	29,687

Inventories	$93,018	$101,610

     Inventories included $23,599 and $28,554 of inventory consigned to customers and contract manufacturers at March 31, 2010 and 2009, respectively.
6. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	March 31,
	2010	2009
Machinery, electronic, and other equipment	$245,154	$224,854
Computer software	17,928	16,815
Building improvements	6,093	5,830
Construction-in-progress	5,755	9,489

Total property, plant, and equipment	274,930	256,988
Less accumulated depreciation and amortization	(214,608)	(185,022)

Property, plant, and equipment, net	$60,322	$71,966

     Property, plant and equipment included capitalized leases of $56,682 and $53,710 at March 31, 2010 and 2009, respectively, and related accumulated depreciation of $28,782 and $17,621 at March 31, 2010 and 2009, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $959, $2,156 and $1,972 for the years ended March 31, 2010, 2009 and 2008, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
7. Intangible Assets and Goodwill
     Intangible Assets other than Goodwill
     As a result of the StrataLight acquisition, the Company recorded $61,800 of intangible assets, including $15,700 of in-process research and development costs that were expensed in the year ended March 31, 2009. The in-process research and development costs represented incomplete StrataLight projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. The value assigned to these projects was determined by using the excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets, including working capital, fixed assets, customer relationships, and assembled workforce. The remaining acquired intangible assets included $21,799 of developed product research with a weighted average remaining life of four years and $2,421 assigned to customer relationships with a weighted average remaining life of two years as of March 31, 2010.
     The components of the intangible assets at March 31, 2010 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(7,101)	$21,799
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(1,679)	2,421

Total intangible assets	$46,100	$(21,880)	$24,220

     Amortization expense related to intangible assets was $15,019 and $22,561 for the fiscal years ended March 31, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2010:

Year Ended March 31,	Amount
2011	$7,147
2012	6,834
2013	5,780
2014	4,459

Total	$24,220

     Goodwill
     As a result of the StrataLight acquisition, the Company recorded $61,983 of goodwill, none of which was tax-deductible. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows.
     As part of the annual assessment of goodwill completed during the fourth quarter ended March 31, 2009, there were significant indicators to conclude that an impairment of the goodwill associated with the acquisition of StrataLight on

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
January 9, 2009 may have occurred. This conclusion was based on the significant decrease in the Company’s market capitalization and a significant deterioration in the macroeconomic environment from the time of the acquisition announcement on July 9, 2008 through March 31, 2009. The Company concluded in the impairment analysis that the carrying value of the goodwill associated with the StrataLight acquisition exceeded its fair value. As a result, the Company recorded an impairment charge of $61,983 in the quarter ended March 31, 2009, which represented the full amount of goodwill recorded in connection with the acquisition.
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
     The following table reflects changes in the carrying amount of goodwill:

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$—	$5,698	$5,698
Acquisition of StrataLight	—	61,983	—
Impairment of goodwill	—	(67,681)	—

Ending balance	$—	$—	$5,698

8. Income Taxes
     The following table presents the United States and foreign components of income (loss) before income taxes:

	Year Ended March 31,
	2010	2009	2008
United States	$(52,113)	$(120,665)	$(5,873)
Foreign	(26,485)	(8,891)	22,921

(Loss) income before income taxes	$(78,598)	$(129,556)	$17,048

Provision for income taxes:
Current:
Federal	$(228)	$—	$—
State and local	87	—	—
Foreign	56	16	—

Subtotal	$(85)	$16	$—

Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

Subtotal	$—	$—	$—

Provision for income taxes	$(85)	$16	$—

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

	Year Ended March 31,
	2010	2009	2008
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal income tax effect	(3.2)	(5.0)	(1.8)
Foreign earnings taxed at different rates	(1.7)	(0.3)	7.5
Change in valuation allowance	(12.6)	(1.6)	(45.0)
Goodwill impairment	—	21.2	—
Expired net operating loss carryforwards	52.0	15.6	—
Other	0.4	5.1	4.3

Effective income tax rate	(0.1)%	0.0%	0.0%

     At March 31, 2010 and 2009, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 31, 2010 and 2009.
     The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. During the year ended March 31, 2010, the Internal Revenue Service completed an examination of the Company’s U.S. Income Tax Returns for the years ended March 31, 2007 and March 31, 2008, the State of New Jersey completed an examination of the Company’s New Jersey Corporate Business Tax Returns for the years ended March 31, 2004 through March 31, 2007, and the German tax authorities completed an examination of the Company’s German tax returns for the years ended March 31, 2005 through March 31, 2007. There were no adjustments proposed and all returns were accepted as filed. The Company’s Japan tax returns have been examined by the Japan tax authorities through the year ended March 31, 2006.
     The components of deferred tax assets (liabilities) are as follows:

	March 31,
	2010	2009
Net operating loss, capital loss and credit carryforwards	$204,042	$208,277
Inventory and other reserves	29,851	36,029
Non-employee stock option expense to related parties	9,387	9,387
Stock-based compensation	5,844	4,191
Purchased intangibles and goodwill	(9,868)	(15,988)
Capital leases and property, plant, and equipment	(431)	(2,605)
Other	(2,398)	(1,027)
Valuation allowance	(236,427)	(238,264)

Total deferred tax assets (liabilities)	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2010 and 2009, management considered recent operating results, near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.
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
     As a result of the “ownership change” that occurred as of December 31, 2009, the Company’s U.S. federal and state NOLs have been reduced by $29,629 and $37,119, respectively. The Company’s U.S. federal and state NOLs had been previously reduced by $15,837 and $41,528, respectively, as a result of prior acquisitions. After giving effect to such reductions, the Company had U.S. federal, state and foreign NOLs of $148,996, $54,845 and $312,670, respectively, at March 31, 2010. Of the NOLs at March 31, 2010, $131,886 of U.S. federal NOLs and $44,939 of state NOLs are subject to annual limitations in the amounts of $6,514 and $2,255, respectively, while the remaining NOLs may be carried forward to offset future taxable income without limitation.
     The U.S. federal, state and foreign NOLs will expire between 2020 and 2030, 2011 and 2030, and 2011 and 2017, respectively. During the year ended March 31, 2010, state and foreign NOLs of $4,780 and $100,074, respectively, expired unused. During the year ending March 31, 2011, state and foreign NOLs of approximately $5,591 and $89,850, respectively, will expire if unused.
     The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2010, there were no undistributed earnings.
9. Stockholders’ Equity
     The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of March 31, 2010, no shares of preferred stock had been issued.
     During the years ended March 31, 2010, 2009 and 2008, the Company repurchased 7, 31 and 21 shares of common stock at weighted average per shares prices of $2.49, $2.07 and $4.05, respectively, in connection with the payment of the tax withholding obligation related to the vesting of certain restricted common shares held by certain executives.
     In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 22,298 shares of common stock, all of which were outstanding as of March 31, 2010. In addition, the Company issued 4,247 common shares in connection with the StrataLight Employee Liquidity Bonus Plan, of which 2,971 shares were issued to participants, and 1,158 shares that would otherwise have been issued to participants were withheld by the Company from issuance in satisfaction of participant tax withholding obligations. 118 shares issued in connection with the acquisition were held in an escrow account as of March 31, 2010 pending final resolution of indemnification claims.
     Rights Agreement
     On June 18, 2009, the Company’s board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect the Company’s NOLs that the board of directors considered to be a valuable asset that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from the Company’s board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Code, with the result of

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
limiting the availability of future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
     On June 22, 2009, the Company distributed a dividend of one preferred stock purchase right on each outstanding share of the Company’s common stock to holders of record on such date. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly created series A junior participating preferred stock of the Company at an exercise price of $17.00. The Company’s board of directors will be entitled to redeem the rights at a price of $0.01 per right at any time before a person has acquired 4.99% or more of the outstanding common stock.
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
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting that, as of December 31, 2009, it beneficially owned 6,350,000 shares of Opnext common stock, and amending the Schedule 13G it had previously filed on February 8, 2008, which reported that as of September 18, 2007, it beneficially owned 7,500,000 shares of the Company’s common stock. The events reported in such filing, when taken together with other changes in ownership of the Company’s common stock by its five percent or greater stockholders during the prior three-year period, constitute an “ownership change” for the Company as that term is defined in Section 382 of the Code, with the result of limiting the availability of the Company’s NOLs for future use.
10. Net (Loss) Income Per Share
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per share includes dilutive common stock equivalents, using the treasury method, if dilutive.
     The following table presents the calculation of basic and diluted net (loss) income per share:

	Year Ended March 31,
	2010	2009	2008
Numerator:
Net (loss) income, basic and diluted	$(78,513)	$(129,572)	$17,048

Denominator:
Weighted average shares outstanding — basic	88,952	69,775	64,598
Effect of potentially dilutive options	—	—	35

Weighted average shares outstanding — diluted	88,952	69,775	64,633

Basic net (loss) income per share	$(0.88)	$(1.86)	$0.26

Diluted net (loss) income per share	$(0.88)	$(1.86)	$0.26

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Year Ended March 31,
	2010	2009	2008
Stock options	13,355	9,029	5,548
Stock appreciation rights	525	543	546
Restricted stock units and other	321	133	—

Total	14,201	9,705	6,094

11. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) as of March 31, 2010 and 2009 were as follows:

	Year Ended March 31,
	2010	2009
Unrealized loss on foreign currency forward contract	$(251)	$(60)
Defined benefit plan costs, net	(64)	(189)
Foreign currency translation adjustment	9,960	6,100

Accumulated other comprehensive income	$9,645	$5,851

12. Employee Benefits
     The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributes. All matching contributions vest immediately. On April 1, 2009, the Company suspended its matching contribution to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contribution to the Plan for the year ended March 31, 2010. The Company’s matching contributions to the Plan totaled $383 and $388 in the years ended March 31, 2009 and 2008, respectively. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the years ended March 31, 2010, 2009 and 2008.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $857, $784 and $661 in the years ended March 31, 2010, 2009 and 2008, respectively. In addition, the employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on employee individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 31, 2010 and 2009, there were no plan assets. Net periodic benefit plan costs for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows:

	Year Ended March 31,
	2010	2009	2008
Pension benefit:
Service cost	$946	$834	$620
Interest cost	82	59	33
Amortization of prior service cost	83	76	60

Net pension plan cost	$1,111	$969	$713

Weighted average assumptions used to determine net pension plan cost:
Discount rate	2.00%	2.00%	2.00%
Salary increase rate	2.8%	3.1%	3.1%
Expected residual active life	15.8 years	15.9 years	15.9 years
     The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan follows:

	Year Ended March 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$3,828	$2,942
Service cost	946	831
Interest cost	82	58
Realized actuarial (gain) loss	(44)	28
Benefits paid	(75)	(67)
Foreign currency translation	220	36

Benefit obligation at end of period	$4,957	$3,828

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$85	$57
Other long-term liabilities	4,872	3,771

Net amount recognized at end of fiscal year	$4,957	$3,828

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$258	$190
Prior service cost	(322)	(379)

Accumulated other comprehensive loss at end of fiscal year	$(64)	$(189)

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     As of March 31, 2010 and 2009, the accumulated benefit obligation was $4,481 and $3,419, respectively. The Company estimates the future benefit payments for the defined benefit plan will be as follows: $85 in 2011, $154 in 2012, $105 in 2013, $323 in 2014, $205 in 2015 and $2,658 in total over the five years 2016 through 2020.
13. Stock-Based Incentive Plans
     The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of March 31, 2010, this plan had 4,651 common shares of stock available for future grants.
Restricted Stock Units and Restricted Common Shares
     Restricted stock units represent the right to receive a share of Opnext stock at a designated time in the future, provided that the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. The restricted stock units are convertible into common shares on a one-for-one basis on or within 15 days following the earliest to occur of the date of the director’s separation from service, the date of the director’s death or the date of a change in control of the Company. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed.
     The following table presents a summary of restricted stock unit activity:

		Weighted		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Non-vested balance at March 31, 2007	—	$—
Granted	22	8.99
Forfeited	(6)	10.14

Non-vested balance at March 31, 2008	16	9.46
Granted	126	2.16
Vested	(16)	8.51

Non-vested balance at March 31, 2009	126	2.16
Granted	179	1.86
Vested	(157)	2.07

Non-vested balance at March 31, 2010	148	$1.89	$1,003	0.7

Vested balance at March 31, 2010	173	$2.65	$362

     During the year ended March 31, 2010, the Company issued an aggregate of 179 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The awards generally vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the non-forfeited awards is $334 based on a weighted average fair value of $1.86 per share as of the grant date, of which $132 was recognized in the year ended March 31, 2010.
     As of March 31, 2009, there were 20 restricted common shares outstanding. The 20 restricted common shares outstanding at March 31, 2009 fully vested on November 1, 2009. No restricted common shares were awarded during the years ended March 31, 2010 and 2009. Total compensation expense for restricted common shares was $111, $1,251 and $1,542 for the years ended March 31, 2010, 2009 and 2008, respectively. Total grant-date fair value of restricted common shares that vested during the years ended March 31, 2010, 2009 and 2008 was $178, $1,458 and $1,376, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Stock Options
     Stock option awards to employees generally become exercisable with respect to one quarter or one third of the shares awarded on each one-year anniversary of the date of grant and have a ten- or seven-year life. Fair value of the awards is calculated on the grant date using the Black-Scholes option pricing valuation model. Options issued to non-employees are also measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At March 31, 2010 and 2009, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the years ended March 31, 2010, 2009 and 2008.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table:

	Year Ended March 31,
	2010	2009	2008
Expected term (in years)	4.50	4.90	6.25
Volatility	86.2%	83.5%	88.1%
Risk-free interest rate	2.1%	2.3%	4.5%
Dividend yield	—	—	—
Forfeiture rate	10.0%	10.0%	10.0%
     Compensation expense for employee stock option awards was $6,096, $4,142 and $1,689 for the years ended March 31, 2010, 2009 and 2008, respectively. At March 31, 2010, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $14,911 and will be recognized over the remaining weighted average vesting period of 2.6 years. The weighted average fair value of options granted during the years ended March 31, 2010, 2009 and 2008 was $1.41, $2.37 and $8.37 per share, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2007	4,471	$14.81
Granted	1,165	10.91
Forfeited	(217)	14.52
Exercised	(21)	0.99

Balance at March 31, 2008	5,398	14.04
Granted	5,093	3.69
Forfeited	(218)	10.33
Expired	(1,240)	14.96
Exercised	(4)	3.93

Balance at March 31, 2009	9,029	8.17
Granted	4,746	2.16
Forfeited	(350)	2.54
Expired	(59)	13.28
Exercised	(11)	1.51

Balance at March 31, 2010	13,355	$6.16	$2,165	5.5

Options exercisable at March 31, 2010	5,035	$10.88	$487	3.7

     The following table summarizes information concerning outstanding and exercisable options at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(in years)			(in years)
$0.78 - $1.68	1,674	7.6	$1.67	663	5.6	$1.65
$1.74 - $2.73	5,409	6.3	2.17	229	8.2	2.30
$4.47 - $8.89	2,680	6.0	5.94	874	5.8	6.00
$11.34 - $15.00	3,592	2.9	14.41	3,269	2.5	14.66

Total	13,355			5,035

     Stock Appreciation Rights (SAR) Plan
     The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant, have a ten-year life and the related exercise was contingent upon the completion of a qualified public offering by the Company. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees located in Japan who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged. The exchange offer expired on June 14, 2007 and approximately 83 percent of the stock appreciation rights eligible for exchange were accepted on June 15, 2007. The SARs were revalued on June 15, 2007. This revaluation resulted in a $400 reversal of compensation expense previously recorded, based on a stock price of $12.56, an exercise price of $15.00, a weighted average expected term of 3.4 years, and a corresponding Black-Scholes valuation of $6.10. The Company transferred $2,432 from other long-term liabilities to additional paid-in capital for the pro rata portion of those awards requiring settlement in the Company’s stock. As of March 31, 2010, the Company had 564 SARs outstanding, 525 requiring settlement in the Company’s stock with average remaining lives of 4.2 years and 39 requiring settlement in cash with average remaining lives of 4.2 years.
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $72, $166 and $883 for the years ended March 31, 2010, 2009 and 2008, respectively. At March 31, 2010, the total compensation cost related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of one-half year was approximately $24, net of estimated forfeitures.
     Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period and resulted in $2 of compensation expense for the year ended March 31, 2010 and a reversal of $61 and $423 of compensation expense for the years ended March 31, 2009 and 2008, respectively. Other long-term liabilities associated with these awards were $6 and $4 at March 31, 2010 and 2009, respectively. These awards will continue to be re-measured at each financial statement date until settlement.
     A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2007	664	$15.00	—	$—	664	$15.00
Amended stock appreciation rights	(553)	15.00	553	15.00	—	—
Forfeited	(22)	15.00	(7)	15.00	(29)	15.00

Balance at March 31, 2008	89	15.00	546	15.00	635	15.00
Forfeited	(50)	15.00	(3)	15.00	(53)	15.00

Balance at March 31, 2009	39	15.00	543	15.00	582	15.00
Forfeited	—	15.00	(18)	15.00	(18)	15.00

Balance at March 31, 2010	39	$15.00	525	$15.00	564	$15.00

14. Short-Term Debt
     The Company entered into a $20,060 short-term yen-denominated loan with The Sumitomo Trust Bank on March 28, 2008, which is due monthly unless renewed. As of March 31, 2010 and 2009, the outstanding balance was $21,397 and $20,243, respectively. Interest is paid monthly on the loan at TIBOR plus a premium. The interest rate ranged from 1.26% to 1.57% and 1.42% to 1.81% during the fiscal years ended March 31, 2010 and 2009, respectively, and was 1.55% at March 31, 2008.
     Total interest expense for the years ended March 31, 2010, 2009 and 2008 was $980, $965 and $435, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
15. Concentrations of Risk
     At March 31, 2010 and 2009, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the year ended March 31, 2010, sales to two customers in aggregate, Cisco Systems, Inc. (“Cisco”) and Nokia Siemens Networks (“NSN”), represented 44.8% of total revenues. For the years ended March 31, 2009 and 2008, sales to two customers in aggregate, Cisco and Alcatel-Lucent, represented 48.2% and 60.0% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in any of these periods and at March 31, 2010, Alcatel-Lucent and NSN accounted for 26.0% of accounts receivable. At March 31, 2009, Cisco, Alcatel-Lucent and NSN accounted for 50.2% of accounts receivable.
16. Commitments and Contingencies
The Company leases buildings and certain other property. Rental expense under these operating leases was $3,594, $2,914 and $2,581 for the years ended March 31, 2010, 2009 and 2008, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2010:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2011	$12,793	$3,594
2012	7,452	882
2013	4,491	364
2014	246	248

Total minimum lease payments	24,982	$5,088

Less amount representing interest	(1,265)

Present value of capitalized payments	23,717
Less current portion	(12,515)

Long-term portion	$11,202

     As of March 31, 2010, the Company had outstanding purchase commitments of $66,766 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$11,922	$1,655	$610
Acquisition of StrataLight	—	11,253	—
Warranty expense	1,604	3,482	1,812
Claims processed	(6,060)	(4,613)	(1,003)
Foreign currency translation and other	117	145	236

Ending balance	$7,583	$11,922	$1,655

     On February 20, 2008, a putative class action captioned Bixler v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-00920) was filed in the United States District Court for the District of New Jersey (the “Court”) against the Company and certain of the Company’s present and former directors and officers (the “Individual Defendants”), alleging, inter alia, that the registration statement and prospectus issued in connection with Opnext’s initial public offering contained material misrepresentations in violation of federal securities laws. On March 7 and March 20, 2008, two additional putative class actions were filed in the Court with similar allegations. Those complaints, captioned Coleman v. Opnext, Inc., et al. (D.N.J. Civil Action # 3:08-cv-01222) and Johnson v. Opnext, Inc., et al. (D.N.J. Civil Action No. 3:08-cv-01451), respectively, named Opnext, the Individual Defendants, Opnext’s independent auditor and the underwriters of the initial public offering as defendants.
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
     On September 8, 2009, the parties, including Opnext and the Individual Defendants, entered into the Settlement, which the Court preliminary approved on October 6, 2009. On January 6, 2010, the Court granted final approval of the Settlement, which approval is no longer subject to appeal. Opnext and the Individual Defendants have denied and continue to deny the claims asserted in the consolidated action and entered into the Settlement solely to avoid the costs and risks associated with further litigation. Under the terms of the Settlement, Opnext’s insurer paid $2.0 million to a settlement fund which was used to pay eligible claimants and plaintiffs’ counsel, plaintiff dismissed the consolidated action with prejudice and all defendants (including Opnext and the Individual Defendants) were released from any claims that were brought or could have been brought in the consolidated action.
     On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. We intend to defend ourselves vigorously in this litigation.

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
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $14,659, $19,470 and $8,925 for the years ended March 31, 2010, 2009 and 2008, respectively. Purchases from Hitachi and its subsidiaries were $19,755, $40,165 and $44,959 for the years ended March 31, 2010, 2009 and 2008, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $2,304, $2,822 and $2,714 for the years ended March 31, 2010, 2009 and 2008, respectively. At March 31, 2010 and 2009, the Company had accounts receivable from Hitachi and its subsidiaries of $4,509 and $3,483, respectively. In addition, at March 31, 2010 and 2009, the Company had accounts payable to Hitachi and its subsidiaries of $4,707 and $6,052, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 16.
Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related-party agreements were entered into:
Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $1,447, $2,598 and $2,739 for the years ended March 31, 2010, 2009 and 2008, respectively.
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
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ, and to expand the scope to include research and development support related to the OPD Predecessor business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $4,062, $5,799 and $4,983 for the years ended March 31, 2010, 2009 and 2008, respectively.
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
     Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid, nonexclusive basis in accordance with the terms and conditions of the Opnext Research and Development Agreement. Certain other intellectual property is jointly owned. The term of agreement expires on February 20, 2012.
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
Outsourcing Agreement
     Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Specific charges for such services amounted to $1,860, $1,882 and $1,707 for the years ended March 31, 2010, 2009 and 2008, respectively.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were five and seven seconded employees at March 31, 2010 and 2009, respectively.
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $751, $689 and $593 for the years ended March 31, 2010, 2009 and 2008, respectively.
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
Secondment Agreements
     OPD, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There was one seconded employee at both March 31, 2010 and 2009.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Lease Agreement
     OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $98, $65 and $60 for the years ended March 31, 2010, 2009 and 2008, respectively.
18. Operating Segments and Geographic Information
Operating Segments
     The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications.
Geographic Information

	Year Ended March 31,
	2010	2009	2008
Sales:
North America	$144,799	$158,530	$166,386
Europe	97,572	86,019	64,501
Japan	30,015	42,996	35,194
Asia Pacific, excluding Japan	46,746	31,010	17,417

Total	$319,132	$318,555	$283,498

     Sales attributed to geographic areas are based on the bill to location of the customer.

	March 31,
	2010	2009
Assets:
North America	$230,851	$304,029
Japan	121,122	126,503
Europe	18,325	19,232

Total	$370,298	$449,764

     The geographic designation of assets represents the country in which title is held.
19. Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$1,022	$335	$491
Charge (reduction) to expense	(66)	718	(175)
Deduction and write offs	(61)	—	(23)
Foreign currency translation and other	5	(31)	42

Ending balance	$900	$1,022	$335

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Tax Valuation Allowance

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$238,264	$228,461	$208,495
Changes in valuation allowance	(11,556)	8,442	(9,519)
Foreign currency translation	9,719	1,361	29,485

Ending balance	$236,427	$238,264	$228,461

20. Subsequent Events
     The Company has determined that there are no material recognized or unrecognized subsequent events.

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
Management’s Annual Report on Internal Controls Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of their inherent limitations, internal controls over financial reporting may fail to adequately prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Opnext, Inc.
     We have audited Opnext, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opnext, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Opnext, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opnext, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010 of Opnext, Inc. and our report dated June 14, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
June 14, 2010

Changes in internal control over financial reporting
     There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B Other Information.
     The following matters were submitted to a vote of security holders at the Company’s annual meeting of stockholders held on January 27, 2010:
     Proposal 1: To (a) elect Mr. William L. Smith, an independent director, and Mr. Shinjiro Iwata to the Opnext board of directors as Class III directors each for a three-year term of office expiring at the 2012 annual meeting of stockholders, (b) elect Mr. Gilles Bouchard to the Opnext board of directors as a Class II director for a two-year term of office expiring at the 2011 annual meeting of stockholders, (c) re-elect Mr. John F. Otto, Jr., an independent director, and Mr. Harry L. Bosco to the Opnext board of directors as Class III directors each for a three-year term of office expiring at the 2012 annual meeting of stockholders and (d) re-elect Dr. Isamu Kuru, an independent director, to the Opnext board of directors as a Class II director for a two-year term of office expiring at the 2011 annual meeting of stockholders:

	FOR	WITHHELD	BROKER NON-VOTES
Mr. William L. Smith	69,277,722	385,068	4,356,434
Mr. Shinjiro Iwata	68,438,888	1,223,902	4,356,434
Mr. Gilles Bouchard	68,416,214	1,246,576	4,356,434
Mr. John F. Otto, Jr.	68,094,552	1,568,238	4,356,434
Mr. Harry L. Bosco	68,416,214	1,246,576	4,356,434
Dr. Isamu Kuru	69,274,092	388,698	4,356,434
     The following directors’ terms of office continued after the Company’s annual meeting of stockholders held on January 27, 2010: Mr. Kendall Cowan, Mr. Ryuichi Otsuki, Mr. Charles J. Abbe, Dr. David Lee and Mr. Philip F. Otto.
     Proposal 2: To consider and approve the Rights Agreement entered into by and between Opnext and American Stock Transfer & Trust Company, LLC:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
47,106,126	22,548,337	8,327	4,356,434
     Proposal 3: To ratify the selection of Ernst & Young LLP as Opnext’s independent registered public accounting firm to examine the annual financial statements of Opnext for the fiscal year ending March 31, 2010:

FOR	AGAINST	ABSTAIN
73,889,983	112,926	16,315

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
     (a)(3) Exhibits.

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

Exhibit
No.	Description of Document
10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.30	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.31	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.32	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.33+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.(7)

10.34+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

21	List of Subsidiaries.(7)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney (set fourth on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.
	By:	/s/ Gilles Bouchard
Gilles Bouchard, President and Chief Executive Officer

	By:	/s/ Robert J. Nobile
Robert J. Nobile, Chief Financial Officer and
Dated: June 14, 2010		Senior Vice President, Finance

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

Signature	Title

/s/ Gilles Bouchard Gilles Bouchard	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Harry L. Bosco Harry L. Bosco	Director and Chairman of the Board

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Charles J. Abbe Charles J. Abbe	Director

/s/ Kendall Cowan Kendall Cowan	Director

/s/ Shinjiro Iwata Shinjiro Iwata	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Philip F. Otto Philip F. Otto	Director

/s/ William L. Smith William L. Smith	Director

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

Exhibit
No.	Description of Document
10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.30	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.31	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.32	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.33+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.(7)

10.34+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

21	List of Subsidiaries.(7)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney (set fourth on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.