Form 10-K/A
period 2010-03-31
OPNEXT INC
filed 2010-07-29
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to Form 10-K
(Mark One)

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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of July 26, 2010, 89,884,092 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
     Opnext, Inc. (“Opnext,” “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended March 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2010 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Items 10 through 14 of Part III, and Item 15 of Part IV, of the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. Accordingly, there are no modifications or updates to our previously reported disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced above.
     The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, March 31, 2010, and we are therefore filing this Form 10-K/A so that such information is included in the Form 10-K, as amended, within the prescribed time period.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Executive Officers and Directors
     The following sets forth information as to persons who currently serve as our directors and executive officers:

Name	Age	Position
Charles J. Abbe	69	Director
Harry L. Bosco	65	Chairman of the Board
Gilles Bouchard	50	President and Chief Executive Officer, Director
Michael C. Chan	56	President, Opnext Subsystems, Inc.
Kendall W. Cowan	56	Director
Atsushi (James) Horiuchi	50	Senior Vice President, Global Sales
Shinjiro Iwata	62	Director
Tadayuki Kanno	57	President, Modules and Devices Business Unit, Opnext Japan, Inc.
Isamu Kuru	70	Director
David Lee	60	Co-Chairman of the Board
Robert J. Nobile	50	Senior Vice President, Finance and Chief Financial Officer
Kei Oki	62	Executive Vice President, Opnext, Inc. and President, Opnext Japan, Inc.
Justin J. O’Neill	51	Senior Vice President, General Counsel and Secretary
Ryuichi Otsuki	52	Director
John F. Otto, Jr.	61	Director
Philip F. Otto	69	Director
William F. Smith	53	Director
Richard Zoccolillo	48	President, Pluggables Business Unit
     Charles J. Abbe. Mr. Abbe joined the Company’s Board of Directors (the “Board”) in January 2009. Mr. Abbe served as president, chief operating officer and a director of JDS Uniphase Corporation from February 2000 until his retirement in June 2001. He served as president and chief executive officer of Optical Coating Laboratory, Inc. (“OCLI”) from April 1998 until it merged with JDS Uniphase in February of 2000. In 1996, Mr. Abbe joined OCLI as vice president and general manager of its principal operating unit. From 1990 to 1996, he served in several positions of increasing responsibility, including senior vice president, electronics sector, at Raychem Corporation. Mr. Abbe practiced business consulting with McKinsey & Company in San Francisco from 1971 to 1989, serving the last seven years as a senior partner. Mr. Abbe holds a Master’s degree in Business Administration from Stanford University as well as a Master’s and a Bachelor’s degree in chemical engineering from Cornell University. Mr. Abbe currently serves as a director of both CoSine Communications, Inc. (since 2000) and Cymer, Inc. (since 2003).
     The Board concluded that Mr. Abbe’s significant experience as an executive in, and his resulting knowledge of, the optical industry enables him to contribute significantly to the Board, and that Mr. Abbe’s nearly two decades of service as a business consultant is valuable to the Board, particularly with respect to his ability to bring experiences and knowledge learned in connection with a variety of industries and circumstances.
     Harry L. Bosco. Mr. Bosco has served as a member of the Company’s Board since November 2000 and was appointed Chairman of the Board on April 1, 2009. Mr. Bosco served as our president and chief executive officer from November 2000 until his retirement from the Company as an officer and employee on March 31, 2009. Mr. Bosco served in various management, engineering and executive positions at Lucent Technologies, AT&T and Bell Laboratories from 1965 until October 2000, including as Optical Networking Group President. Mr. Bosco holds an Associate of Science and Bachelor of Science in Electrical Engineering from Pennsylvania State University/Monmouth University and a Master’s degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Bosco has served as a director of Arris, Inc. since 2002.

     The Board concluded that Mr. Bosco’s service as our president and chief executive officer since our inception in 2000 until his retirement in March of 2009, his resulting extensive knowledge of our business, operations, products and industry and unique relationship with both the Board and management, as well as his more than three decades of service in various management, engineering and executive positions at large, international telecommunications companies, is valuable to the Board and enables Mr. Bosco to make a significant contribution in his role as Chairman, especially with respect to the operational and strategic issues we encounter.
     Gilles Bouchard. Mr. Bouchard has served as our President, Chief Executive Officer and a member of the Board since April 1, 2009. Prior to that, Mr. Bouchard served as our chief operating officer from November 2007 until March 31, 2009. Mr. Bouchard served in various management, engineering, and senior management roles at Hewlett-Packard Company (“HP”) from 1989 until 2006, most recently as Executive Vice President of Global Operations and a member of HP’s Executive Council from 2004 to 2006. Prior to joining HP, Mr. Bouchard held various roles at IBM’s research and storage division. Mr. Bouchard holds a Bachelor of Science in Engineering from École Centrale de Lyon and a Master of Science from University of California-Berkeley.
     The Board concluded that Mr. Bouchard’s extensive knowledge of our business, operations, products, industry, challenges and risks, resulting from his prior service as our chief operating officer and his current service as our chief executive officer, is valuable to the Board in performing its oversight responsibilities and in making strategic decisions. The Board also concluded that Mr. Bouchard’s prior experience as a senior executive at a multinational technology company allows him to contribute significantly to the Board in light of our business and structure. The Board also believes it appropriate for the Chief Executive Officer to serve as a member of the Board.
     Michael C. Chan. Mr. Chan has served as President of Opnext Subsystems, Inc., our wholly-owned subsidiary, since April 1, 2009. Prior to that, Mr. Chan served as our Executive Vice President of Business Development and Product Portfolio Management from January 2001until March 31, 2009. Mr. Chan spent more than 18 years with Lucent Technologies, AT&T and Bell Laboratories. Mr. Chan’s most recent position at Lucent Technologies was as Chief Strategy Officer for the Optical Networking Group and prior to that he served as Chairman and President of Lucent Technologies (China) Co., Ltd. Mr. Chan holds a Bachelor of Arts in Physics from Brandeis University and a Master of Science in Operations Research from Columbia University, and is a graduate of the Wharton Advanced Management Program, University of Pennsylvania.
     Kendall W. Cowan. Mr. Cowan joined the Board in March 2007 and currently serves as Chairman of the Audit Committee. Mr. Cowan has served as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, since January 2000, Chairman and Chief Executive Officer of Cowan Holdings, Inc. since October 2006, and Mr. Cowan is a also shareholder and board member of several privately owned businesses. In addition, Mr. Cowan serves as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, and as a board member of Lea County Bancshares, Inc. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993 he was a partner at Coopers & Lybrand. He received his Bachelors in Business Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
     The Board concluded that Mr. Cowan’s extensive experience in accounting, investing and consulting, and his experience serving on the audit committee of another company and the board of directors of other companies, are valuable assets to the Board and allow him to contribute significantly, particularly in Mr. Cowan’s role as Chairman of our Audit Committee and as an Audit Committee financial expert.
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
     Shinjiro Iwata. Mr. Iwata joined the Board in May 2009. Mr. Iwata serves as Corporate Vice President and Executive Officer, CEO of Service & Global Business, Information & Telecommunication Systems Company of Hitachi, Ltd. Mr. Iwata began his career at Hitachi, Ltd., in 1972 in the Overseas Business Department and has held numerous key positions within the company. In 1996, Mr. Iwata was named Business Planning Department Manager for Hitachi’s Information Systems Group, which is one of the largest business segments of Hitachi, Ltd. Mr. Iwata subsequently joined Hitachi Data Systems in 1997 as an Executive Vice President in the storage line of business and served in such capacity until August 2000. He then returned to Hitachi, Ltd. in August 2000 and served as the General Manager of Hitachi’s Global Business Development Division until August 2001. From there he returned to Hitachi Data Systems in September 2001 as CEO until March 2006. Most recently, he served as Executive Vice President of Hitachi Global Storage Technologies, Inc. until March 2009, with responsibility for various fields, such as sales, operations, logistics, marketing, and business planning. Mr. Iwata is a native of Hyogo, Japan, and holds a Bachelor’s degree in Engineering from Waseda University.
     The Board concluded that Mr. Iwata’s extensive experience in executive positions with Hitachi, Ltd. and its affiliates, and his resulting knowledge of the technology industry and the operational and strategic issues companies in our industry tend to encounter, enable him to contribute significantly to the Board in light of our business and structure.
     Tadayuki Kanno. Mr. Kanno has served as President of our modules and devices business unit and Executive Vice President of Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), since April 2008. Prior to that, Mr. Kanno served as Senior Vice President of Opnext Japan from May 2004 until April 2008 and as President of Opnext Japan from May 2002 until May 2004. Mr. Kanno joined Hitachi, Ltd. in 1979 and served in various management and executive positions at Hitachi Ltd. until 2002. Prior to joining Opnext, Mr. Kanno was General Manager of Optical Transmission Systems, Telecommunications Division at Hitachi, Ltd. Mr. Kanno holds a Bachelor of Engineering in Electronics from Yamagata University and a Master of Engineering in Electronics from Yamagata University Graduate School of Engineering.
     Isamu Kuru. Dr. Kuru joined the Board in March 2007. Dr. Kuru held a number of positions in both the U.S. and Japan from 1962 until his retirement in 2005. Dr. Kuru was the President and Representative Director of NEXNET, Inc., Japan, a wireless network operator, from 2002 until 2005. From 1990 until 2001, Dr. Kuru served in a number of positions at Motorola, Inc., specifically as Senior Vice President, Motorola, Inc., and President and Representative Director, Motorola Japan. He also had a distinguished career spanning 28 years with Toshiba Corporation in both Japan and the U.S, where he served in a number of positions including general manager of new business strategy, general manager of the semiconductor engineering center, and group executive of the technology semiconductor group. Dr. Kuru holds an undergraduate degree in Electrical Engineering and a PhD in Electrical Engineering from Kyoto University. He has also been engaged in research at Stanford University, Sheffield University and completed the Advanced Management Program at Harvard University.
     The Board concluded that Dr. Kuru’s extensive experience serving in executive positions at significant international telecommunications and technology companies, and his resulting knowledge of the telecommunications and technology industries and related operational and strategic issues companies in our industry tend to encounter, enable him to contribute significantly to the Board.
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
     The Board concluded that Dr. Lee’s unique combination of an in-depth understanding of optical technology and extensive experience in finance, accounting and investing is valuable to the Board and allows him to contribute significantly. The Board also concluded that Dr. Lee’s experience founding and serving as President of a large, global telecommunications company enables Dr. Lee to bring a valuable perspective to the Board, and that his experience serving as a director or trustee on the boards of other entities is of significant value to his service on the Board.
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
     Kei Oki. Mr. Oki has served as Executive Vice President and President of Opnext Japan since April 2004. Mr. Oki joined Hitachi, Ltd. in 1971 and served in various management and executive positions at Hitachi, Ltd. until 2004; his most recent position was as Executive Project Manager at Information and Telecommunication Systems, International Sales Division. Mr. Oki holds a Bachelor of Arts in Economics from Keio University.
     Justin J. O’Neill. Mr. O’Neill has served as Senior Vice President and General Counsel since May 2007 and Secretary since January 2010. From January 2004 until April 2007, Mr. O’Neill was Of Counsel with the Los Angeles office of Latham & Watkins LLP. Prior to joining Latham & Watkins LLP, Mr. O’Neill was an Assistant General Counsel at Global Crossing, Ltd., a global broadband communications services provider, from March 1999 until September 2003, and prior to that he was an attorney in the New York office of Simpson Thacher & Bartlett LLP from 1994 until 1999. Mr. O’Neill has a Bachelor’s degree from Brown University and a J.D. from Columbia Law School.
     Ryuichi Otsuki. Mr. Otsuki joined the Company’s Board in December 2005. He is currently the Executive General Manager, Global Business Planning & Operations Division, Information & Telecommunication Systems Company of Hitachi, Ltd. and has held various positions at Hitachi, Ltd. from 1981 until the present, including Vice President, Business Planning and Coordination at Hitachi Data Systems and Hitachi PC Corporation as well as many functions within the Global Business Planning and Operation Division. Mr. Otsuki graduated from Nagoya University School of Law.
     The Board concluded that Mr. Otsuki’s nearly three decades of experience in executive positions with Hitachi, Ltd. and its affiliates, and his resulting knowledge of the technology industry and related operational and strategic issues companies in our industry tend to encounter, enable him to contribute significantly to the Board in light of our business and structure.
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

     The Board concluded that Mr. Otto’s more than 30 years of experience in finance, investment banking and management are valuable assets to the Board and allow him to contribute significantly, particularly as a member of our Audit Committee and in light of the fact that the Company remains a young public company operating in a capital intensive and consolidating industry.
     Philip F. Otto. Mr. Otto joined the Company’s Board in January 2009. Mr. Otto served as chief executive officer and director at Schilling Robotics, Inc., a privately held manufacturer of subsea control systems, remotely operated vehicles and other high technology equipment for offshore oil and gas exploration and production from February 2008 through June 2009. In 2006 and 2007, Mr. Otto was president, chief executive officer and director of Optical Communication Products, Inc., a fiber optic component supplier, until its acquisition by Oplink Communications Inc. in 2007. From 2003 to 2006 and earlier from 1998 to 1999, Mr. Otto was a corporate strategic and financial advisor providing financial, strategic and business development services to technology and growth-oriented companies and investors. From 2000 to 2003, Mr. Otto was the chairman and chief executive at MedioStream, Inc., a multi-media software company. Prior to that, Mr. Otto served as chief financial officer of California Microwave from 1975 to 1981 and later as chairman and chief executive officer from 1992 to 1997. From 1989 to 1991, Mr. Otto served as the chief financial officer of General Cellular Corporation, until its acquisition by Western Wireless Corp., and from 1986 to 1988, he was the founder and chief executive officer of Technology Investment Associates and Netline Communications Corp. Mr. Otto holds a B.S. in engineering from Yale University and an MBA from Harvard Business School. Mr. Otto is not related to John F. Otto, Jr.
     The Board concluded that Mr. Otto’s significant experience as an executive in, and his resulting knowledge of, the optical and technology industries, as well as his experience as a strategic and financial advisor to technology companies, enable him to contribute significantly and bring a valuable perspective to the Board, particularly with respect to our strategic decisions.
     William F. Smith. Mr. Smith joined the Board in April 2009. Mr. Smith has been at AT&T since February 1979, and since January 2010 has served as President, AT&T Network Operations, where he is responsible for all network-related operations across AT&T’s global service footprint, including AT&T’s global network operations center, mobility and wireline central offices, undersea cable infrastructure, construction and engineering with wireless field operations, core installation and maintenance, and U-verse field operations. From March 2008 to January 2010, Mr. Smith was President, Local Network Operations at AT&T, where he was responsible for all local network-related operations across AT&T’s domestic footprint, from October 2007 to March 2008, Mr. Smith was AT&T’s Executive Vice President — Shared Services in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration and from January 2007 to October 2007 he served as AT&T’s Senior Vice President of Network Operations in the Southeast. Before AT&T’s acquisition of BellSouth Corporation (“BellSouth”) in December 2006, Mr. Smith served as Chief Technology Officer for BellSouth from 2001 until December 2006, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. A native of Asheville, N.C., Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and is on the Board of Advisors for the graduate school there. He is the former Chairman of the Board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards.
     The Board concluded that Mr. Smith’s extensive experience in executive positions with AT&T, and his resulting knowledge of the telecommunications industry and related operational and strategic issues, enable him to contribute significantly to the Board in light of our business, products and customers, especially with respect to strategic and operational issues we encounter.
     Richard Zoccolillo. Mr. Zoccolillo has served as President of Opnext’s Pluggables business unit since March 2005, with responsibility for coordinating product development, manufacturing, management and sales activities. From February 2002 until March 2005, Mr. Zoccolillo served as General Manager of the Optical Subsystems business at Opnext. Prior to joining Opnext, Mr. Zoccolillo spent more than 15 years with Lucent Technologies (“Lucent”) and AT&T Bell Laboratories. From January 1996 until February 2002, Mr. Zoccolillo served as the general manager of Lucent’s Metro WDM Business, where he spearheaded Lucent’s drive into the Metro WDM market. Prior to such position, Mr. Zoccolillo served as Lucent’s director of product management for the Lucent SONET systems in the US, spent two years in Germany focusing on SDH systems, and held a variety of positions in Lucent’s Consumer Product Organization. From August 1986 until January 1996, Mr. Zoccolillo held various positions at AT&T Bell Laboratories, including within the ATM Network Planning Committee, the International ATM Standards Committee, and cellular system product development. Mr. Zoccolillo holds both a Bachelor degree and a Master of Science degree in Computer Science from Polytechnic University of New York and serves on the advisory council for Monmouth University’s School of Science and Technology.
Audit Committee
     The Audit Committee is a standing committee of the Board. Since April 1, 2009, the Audit Committee has consisted of Mr. Kendall W. Cowan, Mr. John F. Otto, Jr. and Mr. Charles J. Abbe, with Mr. Cowan serving as Chairman of the Audit Committee. All members of the Audit Committee meet the membership requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including the requirements regarding financial literacy and financial sophistication, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the Securities and Exchange Commission (the “SEC”) regarding audit committee membership. The Board also has further determined that Mr. Cowan is an “audit committee financial expert” as defined by the SEC.
     The Audit Committee has sole authority for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm, and responsibility for reviewing and discussing, prior to filing or issuance, with management and the independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K and, when appropriate, our earnings press releases and other filings with the SEC. Our internal audit control function is tasked with critical supervision over the key areas of our business and financial controls and reports directly to our Audit Committee.
Board of Directors’ Role in Risk Oversight
     The Board of Directors oversees our risk management processes to determine whether those processes are functioning as intended and are consistent with our business and strategy. The Board conducts this oversight primarily through the Audit Committee, and the Compensation Committee with respect to pay risk matters, although some aspects of risk oversight are performed by the full Board of Directors.
     Pursuant to the Audit Committee Charter, the Audit Committee is responsible for discussing with management the Company’s policies with respect to risk assessment and risk management, including discussing with management the Company’s significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. The Audit Committee has standing items on its meeting agendas relating to these responsibilities, and reports on its findings at each regularly scheduled meeting of the Board after each Audit Committee meeting. Our Internal Audit Director attends each regularly scheduled meeting of the Audit Committee and at each such meeting reviews and assesses our processes and controls for ongoing compliance with internal policies and legal and regulatory requirements, as well as potential material weaknesses or significant deficiencies in our internal control over financial reporting. The Internal Audit Director reports directly to the Audit Committee and has a “dotted-line” reporting relationship to our Chief Financial Officer. In addition, members of our management who have responsibility for designing and implementing our risk management processes, such as our Chief Financial Officer and General Counsel, attend each meeting of the Audit Committee and report on risk assessment and risk management issues regularly.
     The Compensation Committee oversees risk management as it relates to our compensation plans, policies and practices. The Compensation Committee monitors the design and administration of the Company’s overall incentive compensation programs to ensure that they include appropriate safeguards to avoid encouraging unnecessary or excessive risk taking. Please see “Compensation Discussion and Analysis–Consideration of Risk” below for further discussion of the Compensation Committee’s consideration of risk with respect to the Company’s compensation program.

     Finally, the Board discusses risks related to the Company’s business strategy at the annual strategic planning meeting and at other meetings as appropriate. Board oversight of risk is enhanced by the fact that the Chairman attends virtually all Board committee meetings as well as by the fact that reports are provided to the full Board following each meeting of a Board committee.
     The Board does not believe that its oversight of the Company’s risk management processes affects the Board’s leadership structure.
Consideration of Risk
     The Company believes that its compensation policies and practices appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. As part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In 2010, the Compensation Committee and management conducted a review of the design and operation of all of the Company’s compensation policies and practices. The review included an assessment of the level of risk associated with the various elements of compensation. Based on this review and assessment, the Company believes that its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.
Board Diversity; Selection and Evaluation of Director Candidates
     Our Board of Directors believes that it is important for the Board to be comprised of individuals with diverse backgrounds, skills and experiences to best allow our Board of Directors to fulfill its responsibilities. In recommending proposed nominees to the full Board of Directors, the Nominating/Corporate Governance Committee uses it judgment to build and maintain a board that has an appropriate mix of talent and experience to achieve the Company’s business objectives. While the Nominating/Corporate Governance Committee does not have a formal diversity policy and identifies qualified potential candidates without regard to any candidate’s race, color, disability, gender, age, national origin, religion or creed, the Nominating/Corporate Governance Committee is focused on achieving diversity of thought, background (including geographical background), perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics within the Board. The Nominating/Corporate Governance Committee takes into account various factors when evaluating the suitability of new director nominees, including understanding of our business environment and the industry in which we compete, integrity, professional experience complementary to the Company’s business and strategic direction, relevant subject matter expertise as well as ability to add varied perspectives, experiences and expertise to the Board of Directors’ existing strengths.
Board Leadership Structure
     Our Bylaws provide that the Chairman of the Board shall not be an officer of the Company and that the Chairman of the Board shall preside at meetings of the Board and lead the Board in fulfilling its responsibilities. According to the Bylaws, the responsibilities of the Chairman of the Board include: (a) organizing and presiding over executive sessions of the Board; (b) acting as a communication channel between the Board and the Chief Executive Officer; (c) in collaboration with the Chief Executive Officer, setting the Board’s agenda; and (d) serving as a point of contact for stockholders who wish to communicate with the independent directors of the Company.
     The Board believes it is best served by having separate individuals serve as Chairman of the Board of Directors and as Chief Executive Officer. The Board believes that having a separate chairman provides a more effective channel for the Board to express its views on management, and allows the chief executive officer to focus more on the operation of the Company while helping to keep a measure of independence between the Board’s oversight function and the Company’s operating decisions. The Board believes that this structure provides an appropriate balance of operational focus and oversight.

     As a result, Mr. Bouchard, our Chief Executive Officer, serves on our Board of Directors, but Mr. Bosco serves as the Chairman of the Board of Directors. Mr. Bosco was appointed as Chairman of the Board after Mr. Bouchard was appointed President and Chief Executive Officer in April 2009. Prior to the time of Mr. Bouchard’s appointment, Mr. Bosco had been the only chief executive officer of the Company since its founding. At the time of the transition of the chief executive officer responsibilities to Mr. Bouchard, the Board of Directors determined that it was in the best interests of Opnext and its stockholders for Mr. Bosco to serve as Chairman of the Board, given the depth of his experience with our company and our industry and his unique relationship with both the Board and management. The Board concluded that having Mr. Bosco serve as Chairman of the Board would help facilitate and strengthen the transition in leadership.
     Our independent directors meet at regularly scheduled executive sessions without members of management. The independent members of our Board of Directors have not chosen to appoint a “lead independent director.” Our Board of Directors, under the guidance of the Nominating/Corporate Governance Committee, reviews its performance each year as a part of its annual self evaluation process, and in that context considers, among other things, issues of composition and organization.
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
Code of Ethics
     The Board and management of the Company believe that good corporate governance is an important component in enhancing investor confidence in the Company and increasing stockholder value. Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or such person performing such function, which can be accessed at our Company’s website at http://www.opnext.com under the heading “Investor Relations, Corporate Governance.” The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, the Company has an anonymous hotline to encourage employees to report questionable activities to our Internal Audit and Legal Departments and Audit Committee. Amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics that apply to the Company’s directors or executive officers and members of senior financial management may be made only by the Board or a Board committee and will be promptly posted on the Company’s website. In addition to the Code of Business Conduct and Ethics, we have also instituted an insider trading policy which prohibits all employees and certain family members from purchasing or selling any type of security, whether we or any other company is the issuer of that security, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions with respect to our securities, such as puts, calls, options, forward contracts, collars, swaps or exchange agreements. We also have procedures that require trades by all employees and directors to be pre-cleared by appropriate Opnext personnel.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of all equity and derivative securities with the SEC and with NASDAQ. SEC regulations also require that a copy of all Section 16(a) forms filed with the SEC be furnished to the Company by Reporting Persons. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during and with respect to the fiscal year ended March 31, 2010, the Reporting Persons met all applicable Section 16(a) filing requirements, except for the following: (1) Phil Otto, a member of our Board, filed a Form 4 on June 28, 2010, and failed to file a Form 5, in connection with three late Form 4 filings related to shares of our Common Stock issued to him on January 30, 2009, October 30, 2009 and February 16, 2010 pursuant to his participation in the StrataLight Communications, Inc. Employee Liquidity Bonus Plan in accordance with the terms of that certain Agreement and Plan of Merger, dated as of July 9, 2008, among Opnext, Inc., StrataLight Communications, Inc., Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro as the stockholder representative; and (2) Harry Bosco, our Chairman of the Board, filed one late Form 4 on July 16, 2010 in connection with restricted stock units granted to him on January 27, 2010 which constituted his Annual Grant (as defined under “Director Compensation” in Item 11 below).
Item 11. Executive Compensation.
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis provides information regarding the executive compensation program for our Chief Executive Officer, our Chief Financial Officer and the three executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were the most highly compensated executives of the Company during the fiscal year ended March 31, 2010 (the “Named Executive Officers” or “NEOs”). During the fiscal year ended March 31, 2010, these individuals were:
•	Gilles Bouchard, President and Chief Executive Officer;

•	Michael C. Chan, President, Opnext Subsystems, Inc.;

•	Tadayuki Kanno, President, Modules and Devices Business Unit, Opnext Japan, Inc.;

•	Robert J. Nobile, Senior Vice President of Finance and Chief Financial Officer; and

•	Justin J. O’Neill, Senior Vice President, General Counsel and Secretary.
     The details of the compensation paid to and earned by our NEOs can be found in the compensation tables and associated narrative disclosure beginning on page 22 of this amendment.
     This Compensation Discussion and Analysis describes the material elements of our executive compensation program during the fiscal year ended March 31, 2010. It also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our NEOs, for the fiscal year ended March 31, 2010.

   Compensation Philosophy and Objectives
     Our executive compensation program is based on an overarching pay-for-performance philosophy. We have designed our compensation approach to provide total pay that aligns corporate performance with individual performance. We provide salaries and incentive compensation to executive officers that promote superior professional performance and maximize shareholder value while providing differentiation and flexibility, allowing Opnext to respond to unique circumstances. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with Opnext’s performance on both a short-term and long-term basis, linked to specific, measurable results and that such compensation should assist Opnext in attracting and retaining key executives critical to Opnext’s long-term success.
     Consistent with our pay-for-performance philosophy, our executive compensation program is designed to achieve four primary objectives:
•	attract and motivate well-qualified individuals with the ability and talent necessary for us to achieve our business objectives and corporate strategies;

•	provide incentives to achieve specific short-term individual and corporate goals by rewarding achievement of those goals at established performance levels;

•	provide incentives to achieve longer-term financial goals and reinforce their sense of ownership through award opportunities that result in ownership of stock; and

•	promote retention of key executives and align the interests of management with those of the stockholders to reinforce continuing increases in stockholder value.
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
     Consistent with our performance-based philosophy, the Compensation Committee reviews and approves our compensation programs to appropriately reward success relative to predetermined goals and to retain key talent in a competitive marketplace. The Compensation Committee endeavors to effectively balance executive officers’ salaries with incentive compensation that is performance based as well as to reward annual performance while maintaining a focus on longer-term objectives. We believe that it serves the needs of our stockholders and key executives to provide incentives commensurate with individual management responsibilities and past and future contributions to corporate objectives. The mix of compensation elements varies based on an executive officer’s position and responsibilities with the Company.
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
     To maximize stockholder value, we believe it is necessary to deliver consistent, long-term sales and earnings growth. Accordingly, the Compensation Committee reviews not only the individual compensation elements, but the mix of individual compensation elements that make up aggregate compensation and attempts to structure the total compensation package so that it is appropriately balanced between short-term and long-term compensation and fixed and variable compensation, each in a way that meets the objectives set forth above. In carrying out its responsibilities, the Compensation Committee:
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
   Use of External Advisors
     Pursuant to the Charter of the Compensation Committee, the Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to assist in the evaluation of the compensation of the Chief Executive Officer, the other executive officers, the Board and our compensation framework generally. Since April 2008, the Compensation Committee has engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant to provide information, recommendations, and other advice relating to executive compensation. Pearl Meyer serves at the discretion of the Compensation Committee.
Compensation Levels
     In order to assess competitive compensation levels and practices, in April 2008, Pearl Meyer, at the direction of the Compensation Committee, conducted a comprehensive review of our executive compensation (the “Pearl Meyer Study”). Although compensation was not formally benchmarked, the Compensation Committee has used the Pearl Meyer Study in assessing what compensation practices were competitive in the market for companies of our size, maturity and industry (including for periods subsequent to 2008). Competitive compensation levels were considered utilizing a combination of data reported for a peer group of industry competitors and compensation survey data, as described below.
     Peer group data comparisons were developed relative to a peer group of publicly traded companies (the “Peer Group”). Peer Group companies similar to us in terms of industry and size were identified by Pearl

Meyer, and reviewed and approved by Opnext management and the Chairman of the Compensation Committee. Peer Group primary and secondary selection criteria included (i) industry subgroups, such as analog chips, computer networking equipment, electronic components, optical switching & transmission components, semiconductors, and telecommunications, and (ii) level of revenues, with annual revenues of $200 million to $650 million being necessary for inclusion. Secondary consideration was given to other technology companies that received more than ten percent of their revenue from Alcatel-Lucent or Cisco Systems, our two largest customers at the time of the Pearl Meyer Study, and that had annual revenues between $125 million and $850 million. The following sixteen companies were included in our Peer Group:

Avanex Corp. (now Oclaro, Inc.)	Intevac Inc.
Bookham Inc. (now Oclaro, Inc.)	Ixia
Coherent Inc.	Mercury Computer Systems, Inc.
Cymer Inc.	MRV Communications Inc.
Electro Scientific Industries Inc.	Optium Corp. (now Finisar)
Finisar Corp.	PMC — Sierra Inc.
Harmonic Corp.	Silicon Laboratories Inc.
Infinera Corp.	Smart Modular Technologies, Inc.
     For five positions, including two positions held by Named Executive Officers (Chief Executive Officer and Chief Financial Officer), proxy information was augmented with proprietary resources and published compensation survey data to develop “market consensus” compensation levels for each executive, generally representing an equal weighting of the Peer Group and compensation survey data. Peer Group company and survey matches were made based upon each executive’s primary roles and responsibilities and positions not prevalent in available proxy information were assessed using published survey data only.
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
     While the Compensation Committee considered Peer Group and compensation survey data in establishing compensation for the fiscal year ended March 31, 2010, the Compensation Committee did not formally benchmark total compensation or individual compensation elements against the Peer Group or compensation survey data, and the Compensation Committee does not aim to set total compensation, or any compensation element, at a specified level as compared to the companies in the Peer Group or compensation survey data.

   Compensation Elements
     Although the structure may vary over time, our executive compensation program consists of three primary components:
•	base salary — fixed compensation that takes into account an individual’s function and responsibility, performance, and expertise;

•	annual incentives — a performance-based incentive bonus under the Second Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) designed to reward attainment of company and individual performance objectives, with target award opportunities generally expressed as a percentage of base salary; and

•	long-term equity incentives in the form of grants of stock options or restricted stock under the Incentive Plan designed to provide retention and alignment of executive and shareholder interests.
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
     Early in the fiscal year ended March 31, 2009, Pearl Meyer reviewed the base salaries for all executive officers and compared our current salary structure and salaries to those of the market. Pearl Meyer concluded that the salaries of our executive officers approximated the 50th percentile of the market for all executive officers in the aggregate, but nonetheless recommended adjustments with respect to certain individuals with salaries below the 50th percentile of the market. The Compensation Committee subsequently determined that is was not in the best interests of the Company and its stockholders to adjust the base salaries of any of our executive officers due to the difficult economic conditions that have existed since the time of the Pearl Meyer Study. Effective April 1, 2009, our executive officers, including each of the Named Executive Officers, agreed to a ten percent reduction in their base salaries for a period of 12 months in order to reduce our cost structure and operating expenses. Mr. Bouchard agreed to forgo the raise associated with his assumption of the roles of President and Chief Executive Officer (from $400,000 per annum, the amount of his salary during the time he served as our Chief Operating Officer, to $500,000 per annum) and to take a ten percent reduction from his previous base salary effective April 1, 2009, resulting in an annual base salary of $360,000 or, effectively, a 28% reduction in his base salary. Such salary reductions were discontinued effective April 1, 2010.
     The base salary adjustments that were approved and implemented effective April 1, 2009 by the Compensation Committee for each of the Named Executive Officers are shown in the table below:

	Fiscal Year	Fiscal Year 2010	Fiscal Year 2010
	2009 Base	Base	Base
Named Executive	Salary	Salary	Salary Decrease
Officer	($)	($)	(%)

Gilles Bouchard	400,000	360,000	10
Michael C. Chan	360,000	324,000	10
Tadayuki Kanno	250,149(1)	225,134(1)	10
Robert J. Nobile	265,000	238,500	10
Justin J. O’Neill	300,000	270,000	10

(1)	Mr. Kanno’s base salary is paid to him in Japanese yen; however, for purposes of the table above, such amounts have been reported at a constant exchange rate of 100.50 Japanese yen for each U.S. dollar (which represents the average monthly exchange rate during the fiscal year ended March 31, 2009).
   Annual Incentive Compensation
     Our executive officers, including our Named Executive Officers, are eligible to receive an annual performance-based incentive bonus under the Incentive Plan upon the achievement of certain Company and individual objectives. We believe that performance-based incentive bonuses play an important role in providing incentives to our executive officers to achieve short-term performance goals. Performance-based incentive bonuses are intended to advance our interests and those of our stockholders by incentivizing our executive officers to achieve our performance objectives and assisting us in attracting and retaining executive officers who, given the extent of their responsibilities, can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional service. The Compensation Committee annually approves the performance criteria and goals that will be used to calculate our Named Executive Officers’ incentive compensation for each fiscal year.
     Based upon the recommendation of Pearl Meyer, the Compensation Committee approved the following target bonuses (as a percentage of base salary) for the fiscal year ended March 31, 2010: 100% of salary for Mr. Bouchard and 70% of salary for Messrs. Chan, Kanno, Nobile and O’Neill. The percentage of total compensation represented by incentive awards is generally higher for more senior executives to reflect their greater influence on profits and sales and to put a larger percentage of their total potential cash compensation “at risk.” Accordingly, Mr. Bouchard was at the top end of the range.
     In May 2009, our Compensation Committee approved a bonus program with respect to performance during the fiscal year ended March 31, 2010 (the “2010 Bonus Program”). Under the 2010 Bonus Program, incentive compensation payable to our Named Executive Officers was performance driven and, therefore, contingent. The Pearl Meyer Study, which included a review of the annual incentives of the Peer Group companies, concluded that, while revenue was the most prevalent annual incentive plan performance measure, operating income and individual performance were also commonly used. Working with our executive management team, and in particular our Chief Executive Officer, the Compensation Committee determined that operating income, which was utilized by approximately one-half of the Peer Group, was the most appropriate measure and approved the use of operating income as the sole measure of the Company financial performance component under the 2010 Bonus Program.
     Payment under the 2010 Bonus Program was conditioned upon the Company achieving positive operating income during any quarter of the fiscal year ended March 31, 2010; no payments were to be made to the Named Executive Officers if the Company did not generate positive operating income in any quarter of the fiscal year ended March 31, 2010. In the event that the Company achieved positive operating income in any given quarter, twenty percent of all operating income above breakeven for such quarter would be set aside to fund the bonus pool, subject to a cap established by the Compensation Committee.
     The Pearl Meyer Study had recommended that our annual incentive compensation be structured by dividing each Named Executive Officer’s target bonus into two components: (i) one component dependent upon the achievement of a predetermined financial metric for the Company and (ii) the other component dependent upon the achievement of certain predetermined individual performance objectives. Pearl Meyer recommended that the component of the target bonus dependent upon the Company’s financial performance be weighted more heavily for executive officers, representing between 70 to 80 percent of the target bonus opportunity. Based in part upon Pearl Meyer’s recommendation, our Compensation Committee determined that for executive officers, including the Named Executive Officers, the component of the annual bonus dependent upon Company financial performance should be weighted at 80 percent of target annual bonus, with the component of the target annual bonus dependent upon individual performance as evaluated in the sole discretion of the Compensation Committee weighted at 20 percent. However, in light of then current and forecasted economic conditions and the resulting impact on the Company’s performance, the 2010 Bonus Program required that the Company financial performance component — positive operating income in any quarter of the fiscal year ended March 31, 2010 — had to be achieved before any participant, including any of the Named Executive Officers, would be eligible to receive any of the individual performance component of the bonus pursuant to the 2010 Bonus Program, notwithstanding that such executive officer might have achieved his or her individual objectives.
     The Compensation Committee determined that we did not meet our target of positive operating income in any quarter during the fiscal year ended March 31, 2010 necessary for bonuses to be awarded under our 2010 Bonus Program. As a result, no amounts were paid to any Named Executive Officer pursuant to the 2010 Bonus Program. Although we strive to maintain consistency in our compensation philosophy and approach, our programs are designed and operate on the belief that it is appropriate for certain components of compensation to be restrained during periods of economic stress, reduced earnings and significantly lower stock prices.

   Long-Term Incentive Compensation
Awards of stock options and restricted stock under our Incentive Plan are designed to:
•	closely align management and stockholder interests;

•	promote retention and reward executives and other key employees for building stockholder value; and

•	encourage long-term investment in the Company by participating Named Executive Officers.
     The Compensation Committee believes that stock ownership by management is beneficial to all stockholders, and we have granted stock awards to executive officers and other employees to promote the goals discussed above.
     In the first quarter of the fiscal year ended March 31, 2009, Pearl Meyer reviewed our long-term incentive grants, comparing the Black-Scholes value of such grants to market consensus data. Pearl Meyer recommended a long-term incentive structure with awards determined by salary grade and the value of grants. Pearl Meyer also determined that 75 percent of the companies in the Peer Group used stock options and 38 percent used restricted stock, and that on average stock options and restricted stock awards for Peer Group companies vested over a four-year period. As a result of these findings, Pearl Meyer recommended that we make regular long-term incentive grants to executive officers using a mix of equity vehicles, such as restricted stock together with stock options.
     While Pearl Meyer recommended a long-term incentive structure based on value opportunity for each executive officer and a mix of equity vehicles, due in large part to the difficult economic environment, we awarded only stock options to our executive officers, including the Named Executive Officers, in the fiscal year ended March 31, 2010, and our compensation committee established the amount of such awards by reference to a fixed number of shares rather than value opportunity.
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
     Stock options granted to our Named Executive Officers generally vest with respect to one quarter of the shares subject to the option on each the first four anniversaries of the date of grant. This vesting schedule promotes retention, while the nature of stock options provides Named Executive Officers with an incentive to contribute to stockholder value over the long term. Stock options provide a direct link with stockholder interests as they have no intrinsic value unless our stock price increases above the grant date price. Prior to the fiscal year ended March 31, 2009, stock options granted to our Named Executive Officers generally had an expiration date of ten years from the date of grant unless the grantee’s employment was terminated earlier. Starting in the fiscal year ended March 31, 2009, based in part on the recommendation of Pearl Meyer, stock options granted to our Named Executive Officers have had an expiration date of seven years from the date of grant unless the grantee’s employment was terminated earlier. A seven-year term provides a reasonable time frame to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders.
     On May 15, 2009, pursuant to his amended and restated employment agreement, the Company granted Mr. Bouchard a nonqualified stock option to purchase 1,000,000 shares of our common stock (the “2009 Bouchard Option”) at an exercise price of $2.30 per share, which option vested with respect to one-third of the shares subject thereto on May 15, 2010 and will vest with respect to the remaining shares subject thereto in equal annual installments on May 15, 2011 and May 15, 2012, subject to accelerated vesting under certain circumstances as set forth in the stock option agreement. On February 16, 2010, also pursuant to his amended and restated employment agreement, the Company granted Mr. Bouchard a nonqualified stock option to purchase an additional 1,000,000 shares of our common stock (the “2010 Bouchard Option,” and together with the 2009 Bouchard Option, the “Bouchard Options”) at an exercise price of $1.86 per share, which option will vest with respect to one-quarter of the shares subject thereto in equal annual installments on each of February 16, 2011, 2012, 2013 and 2014, subject to accelerated vesting under certain circumstances as set forth in the stock option agreement. The Bouchard Options were awarded in connection with Mr. Bouchard’s promotion to the position of Chief Executive Officer and President effective as of April 1, 2009.
     For more information regarding the terms of the stock option agreements, please see the descriptions under the heading “Executive Compensation-Potential Payments upon Termination or Change of Control-Stock Option Agreements.”
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
     Restricted shares are subject to certain forfeiture restrictions that generally lapse (or vest) over a specified period of time set forth in the individual award agreements, subject to the recipient’s continued employment with the Company. Grants of restricted shares generally vest over a period of two years from the date of grant. This vesting schedule promotes retention, encourages long-term investment in the Company and provides a reasonable timeframe to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders.
   Stock Appreciation Rights (SARs)
     The Company has awarded SARs to its employees in Japan, including Mr. Kanno. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. Approximately 83% of such SARs, including those held by Mr. Kanno, require settlement in the form of the Company’s common stock and approximately 17% of such SARs require cash settlement.
Equity Award Practices
     As described under the “Long-Term Incentive Compensation,” equity-based awards are a key component of our overall executive compensation program. We do not backdate grants of awards nor do we coordinate the grant of awards with the release of material information to result in favorable pricing. In May of 2010, the Compensation Committee established a new grant practice which provides that grants will generally be made on the second business day following the Company’s public announcement of its results for each quarter. We established this practice for granting equity awards in order to (1) avoid any appearance of impropriety or manipulation regarding the timing of stock option grants, (2) minimize the number of dates of stock option grants, and (3) ensure that the timing of stock option grants is based on objective criteria and publicly available information. All of our stock options are granted at an exercise price equal to the closing price of our common stock on the date of grant.
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
     Employee Healthcare Coverage. We provide to each Named Executive Officer, healthcare, dental care, life insurance (other than Mr. Kanno), disability, and accidental death and dismemberment insurance. Coverage is provided to the Named Executive Officers (other than Mr. Kanno) on the same basis as all other U.S. employees, except for certain life insurance and disability benefits as described below.
     Matching Contributions to 401(k) Plan Accounts. The Company sponsors the Opnext, Inc. 401(k) Plan (the “401(k) Plan”) to provide retirement benefits to each Named Executive Officer (other than Mr. Kanno) and all of its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the 401(k) Plan, subject to a maximum annual limit as set periodically by the Internal Revenue Service. Historically, the Company has matched employee contributions at a ratio of two-thirds of each dollar an employee contributed up to a maximum of two-thirds of the first six percent an employee contributed. All matching contributions vested immediately. On April 1, 2009, we suspended our matching contribution to the 401(k) plan in order to reduce our cost structure and operating expenses. The 401(k) Plan also provides for discretionary contributions as determined by the Board. Were any such discretionary contributions to the 401(k) Plan to be made, such contributions would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Named Executive Officers (other than Mr. Kanno) are eligible to participate in the 401(k) Plan on the same basis as all other U.S. employees.
     Insurance Allowance. In addition to the life insurance benefits provided under our group healthcare benefits, the Company provides a monthly cash allowance to each Named Executive Officer (other than Mr. Kanno) that is intended to enable the Named Executive Officer to purchase additional life insurance. The amount of the life insurance allowance for each executive officer is calculated by a third-party consultant based upon an actuarial analysis. The Named Executive Officer may elect to apply the cash allowance to purchase additional life insurance or he may use this allowance for other purposes.
     Executive Disability Benefits. In addition to the disability benefits provided under our group disability benefits, the Company provides to each Named Executive Officer (other than Mr. Kanno) additional disability benefits pursuant to a separate long-term disability policy paid for in full by the Company.
     Chan Relocation Benefits. In connection with Mr. Chan’s relocation from New Jersey to Los Gatos, California to be in closer proximity to our offices, during 2009 the Compensation Committee approved the reimbursement or payment of certain relocation expenses incurred by Mr. Chan. These expenses included closing costs, commissions and sales price protection relating to the sale of Mr. Chan’s residence; certain costs associated with the purchase of a residence in the Los Gatos area; moving, travel, transportation and storage expenses; a relocation allowance; and tax “gross up” payments with respect to taxes incurred by Mr. Chan on the relocation expense reimbursements and payments.
All Other Compensation
     Except as described above, there are no perquisites available to our Named Executive Officers and no tax gross-up reimbursements are available to our Named Executive Officers. The Named Executive Officers have access to the same facilities and workplace amenities as do all of our employees.

Internal Revenue Code Section 162(m) Policy
     Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executive officers. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 paid to our Named Executive Officers during any fiscal year generally must be “performance-based” compensation as determined under Section 162(m). Compensation generally qualifies as performance-based if, among other requirements, it is payable only upon the attainment of pre-established, objective performance goals based on performance criteria that have been approved by our stockholders, and the committee of our Board that establishes and certifies the attainment of such goals consists only of “outside directors.” All members of our Compensation Committee qualify as outside directors.
     The Compensation Committee’s policy is to take into account Section 162(m) in establishing compensation of our executive officers to preserve deductibility to the greatest extent possible. The deductibility of some types of compensation payments can depend upon the timing of the vesting or an executive’s exercise of previously granted awards. Interpretations of, and changes in, applicable tax laws and regulations as well as other factors beyond our control can also affect deductibility of compensation. While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers competitively and in a manner commensurate with performance. From time to time, the Compensation Committee may therefore award compensation to our executive officers that is not fully deductible if it determines that such compensation is consistent with its philosophy and is in our and our stockholders’ best interests.
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
Accounting Standards
     Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options and restricted stock under the Incentive Plan are accounted for under ASC 718. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Incentive Plan and equity award programs thereunder. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Summary Compensation Table
     The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

									Change in
									Pension Value
									and
								Non-Equity	Nonqualified
								Incentive	Deferred
Name and						Stock	Option	Plan	Compensation	All Other
Principal		Salary		Bonus		Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)(1)		($)		($)(2)	($)(2)	($)	($)	($)(3)	Total

Gilles Bouchard,	2010	360,000		—		—	2,610,000	—	—	24,775	2,994,775
CEO & President	2009	400,000		140,000	(5)	—	248,400	—	—	33,264	821,664
	2008	166,267	(4)	100,000	(5)	355,600	1,677,500	—	—	10,769	2,310,136
Michael C. Chan,	2010	324,000		100,000	(6)	—	300,000	—	—	374,931 (7)	1,098,931
President, Opnext	2009	360,000		—		—	276,000	—	—	32,058	668,058
Subsystems	2008	336,667		—		—	304,500	—	—	31,044	672,211
Takayuki Kanno,	2010	243,722		—		—	300,000	—	—	14,172	557,894
EVP, Opnext Japan (8)(9)
Robert J. Nobile,	2010	238,500		—		—	300,000	—	—	23,678	562,178
Chief Financial	2009	265,000		—		—	248,400	—	—	32,500	545,900
Officer	2008	265,000		—		—	217,500	—	—	31,148	513,648
Justin J. O’Neill,	2010	270,000		—		—	150,000	—	—	12,326	432,326
General Counsel	2009	300,000		—		—	248,400	—	—	21,833	570,233
	2008	271,923	(10)	25,000		—	1,090,000	—	—	17,345	1,379,268

(1)	Represents base salary before pre-tax contributions and, therefore, includes compensation deferred under our 401(k) Plan (with respect to each of the Named Executive Officers other than Mr. Kanno). See the discussion of contributions to these plans in the Compensation Discussion and Analysis section beginning on page 12.

(2)	Represents the grant date fair value of restricted stock or stock options (or stock appreciation rights, in the case of Mr. Kanno), as the case may be, granted to the Named Executive Officers during the applicable fiscal year calculated in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2010 and 2009 Annual Reports on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans,” and our 2008 Annual Report on Form 10-K in the Notes to Consolidated Financial Statements at Note 10 “Stock-Based Incentive Plans.”

(3)	Represents contributions to our defined contribution plan in Japan (with respect to Mr. Kanno), and medical, dental, disability, life insurance and allowance for supplemental life insurance (other than with respect to Mr. Kanno), and accidental death and dismemberment insurance. In fiscal year 2009, no Named Executive Officers received 401(k) plan matching contributions.

(4)	Represents the portion of Mr. Bouchard’s then current annual base salary of $400,000 earned by, and paid to, him for the period from November 1, 2007, the date of his commencement of employment with the Company, until March 31, 2008.

(5)	Represents guaranteed bonuses paid to Mr. Bouchard on March 31, 2008 and March 31, 2009 pursuant to the terms of his employment agreement.

(6)	Represents the first of three relocation bonuses to paid to Mr. Chan in connection with the relocation of his primary residence from New Jersey to the Los Gatos, California area, pursuant to the terms of his amended and restated employment agreement.

(7)	Includes reimbursements and payments of $352,570.60 in connection with the relocation of Mr. Chan to Los Gatos, California. Covered relocation costs include $95,548.90 for moving expenses, $30,000 to cover incidental expenses in connection with the relocation, $193,265.63 for home sale expenses and $33,756.07 in tax “gross up” payments with respect to taxes incurred by Mr. Chan on these relocation reimbursements and payments.

(8)	Mr. Kanno was not a Named Executive Officer during fiscal years 2008 and 2009.

(9)	All amounts shown for Mr. Kanno were paid to him in Japanese yen. Such amounts have been converted to U.S. dollars using the average exchange rate in effect during the fiscal year ended March 31, 2010 of 92.86 Japanese yen for each U.S. dollar.

(10)	Represents the portion of Mr. O’Neill’s annual base salary of $300,000 earned by, and paid to, him for the period from May 7, 2007, the date of his commencement of employment with the Company, until March 31, 2008.
Fiscal Year 2010 Grants of Plan-based Awards
     The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2010 to the Named Executive Officers.

									All
									Other
									Stock	All Other
									Awards:	Option		Grant
						Estimated Future Payouts			Number	Awards:	Exercise	Date Fair
			Estimated Future Payouts			Under Equity Incentive			of	Number of	or Base	Value of
			Under Non-Equity Incentive			Plan			Shares	Securities	Price of	Stock and
			Plan Awards (1)			Awards			of Stock	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(2)
Gilles Bouchard	5/15/2009			500,000
	5/15/2009	5/14/2009								1,000,000 (3)	2.30	1,390,000
	2/16/2010	1/27/2010								1,000,000 (4)	1.86	1,220,000

Michael C. Chan	8/19/2009			252,000
	8/19/2009	8/18/2009								200,000 (5)	2.23	300,000

Takayuki Kanno	8/19/2009			154,000
	8/19/2009	8/18/2009								200,000 (5)	2.23	300,000

Robert J. Nobile	8/19/2009			185,500
	8/19/2009	8/18/2009								200,000 (5)	2.23	300,000

Justin J. O’Neill	8/19/2009			210,000
	8/19/2009	8/18/2009								100,000 (5)	2.23	150,000

(1)	The Company did not achieve its target performance metric with respect to the Company financial performance component of the 2010 Bonus Program and, therefore, no bonuses were paid by the

Company in the fiscal year ended March 31, 2010. The Company did not place a maximum limit on the incentive compensation that could have been earned by the Named Executive Officers in the fiscal year ended March 31, 2010. Other than with respect to Mr. Kanno, the target represents the “target bonus” as such term is used in the Named Executive Officers’ employment agreements. Because Mr. Kanno does not have an employment agreement with the Company, his target bonus was separately established by the Compensation Committee.

(2)	Represents the grant date fair value of restricted stock or stock options (or stock appreciation rights, in the case of Mr. Kanno), as the case may be, granted to the Named Executive Officers during the fiscal year ended March 31, 2010 calculated in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2010 Annual Report on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans.”

(3)	Represents stock options granted to Mr. Bouchard on May 15, 2009 pursuant to his employment agreement. The stock options vested and became exercisable with respect to one-third of the shares subject thereto on May 15, 2010 and are scheduled to vest and become exercisable with respect to the remaining shares subject thereto in equal annual installments on May 15, 2011 and May 15, 2012, subject to accelerated vesting under certain circumstances as set forth in the stock option agreement entered into with Mr. Bouchard.

(4)	Represents stock options granted to Mr. Bouchard on February 16, 2010 pursuant to his employment agreement. The stock options are scheduled to vest and become exercisable with respect to one-fourth of the shares subject thereto on each of the first, second, third and fourth anniversaries of the date of grant, subject to accelerated vesting under certain circumstances as set forth in the stock option agreement entered into with Mr. Bouchard.

(5)	Represents stock options granted on August 19, 2009, which options will vest and become exercisable with respect to one-fourth of the shares subject thereto on each of the first, second, third and fourth anniversaries of the date of grant, subject to accelerated vesting in each case under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer.
   Employment Agreements
   Mr. Gilles Bouchard
     Mr. Gilles Bouchard serves as our Chief Executive Officer and President pursuant to an amended and restated employment agreement we entered into with Mr. Bouchard on May 15, 2009 (the “Bouchard Agreement”) in connection with Mr. Bouchard’s assumption of the roles of Chief Executive Officer and President effective as of April 1, 2009.
     Pursuant to the Bouchard Agreement, the term of Mr. Bouchard’s employment as Chief Executive Officer and President is for four years, commencing on May 15, 2009 and ending on May 15, 2013, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the agreement not less than sixty days prior to the expiration of the then-current term. The Bouchard Agreement provides that Mr. Bouchard’s annual base salary will be $500,000, and may be increased from time to time in the sole discretion of the Compensation Committee. However, during the fiscal year ended March 31, 2010, Mr. Bouchard agreed to forgo the raise associated with his assumption of the roles of President and Chief Executive Officer (from $400,000 per annum, the amount of his salary during the time he served as our Chief Operating Officer, to $500,000 per annum) and to take a ten percent reduction from his previous base salary effective April 1, 2009, in connection with our ten percent reduction in salary for all senior executives during such period, resulting in an annual base salary of $360,000 or, effectively, a 28% reduction in his base salary. Mr. Bouchard agreed that such reduction in his base salary would not constitute “good reason” for purposes of the Bouchard Agreement or any other agreement. Mr. Bouchard’s salary was reinstated to $500,000 per year effective April 1, 2010.
     Commencing with the fiscal year ending March 31, 2010 and each fiscal year thereafter, Mr. Bouchard is eligible to participate in the Company’s annual incentive bonus plan applicable to the most senior executives of the Company, under which Mr. Bouchard has the potential to earn an annual bonus targeted at 100% of his unreduced annual base salary, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by our board of directors or the Compensation Committee in accordance with the terms of such bonus plan as in effect from time to time.
     Pursuant to the Bouchard Agreement, on May 15, 2009, the Company granted Mr. Bouchard a nonqualified stock option to acquire 1,000,000 shares of the Company’s common stock (the “2009 Bouchard Option”) under the Incentive Plan with an exercise price equal to $2.30 per share. This stock option vested with respect to one-third of the shares subject thereto on May 15, 2010, with an additional one-third to vest on each of May 15, 2011 and May 15, 2012, subject to Mr. Bouchard’s continued employment with the Company and subject to accelerated vesting under certain circumstances as described below. In addition, on February 15, 2010, the Company granted Mr. Bouchard a nonqualified stock option to acquire 1,000,000 shares of the Company’s common stock (the “2010 Bouchard Option,” and together with the 2009 Bouchard Option, the “Bouchard Options”) under the Incentive Plan with an exercise price equal to $1.86, which option will vest with respect to one-quarter of the shares subject thereto in equal annual installments on February 16, 2011, February 16, 2012, February 16, 2013 and February 16, 2014, subject to Mr. Bouchard’s continued employment with the Company and subject to accelerated vesting under certain circumstances as described below. In the event that Mr. Bouchard’s employment is terminated by the Company without “cause” or by Mr. Bouchard for “good reason” (each as defined in the Bouchard Agreement—see “Executive Compensation—Potential Payments upon Termination or change of Control” below for such definitions) on any date other than a scheduled vesting date, the installment of each of the Bouchard Options that was scheduled to vest on the next scheduled vesting date following the termination of employment will vest immediately prior to such termination. If Mr. Bouchard’s employment is terminated by the Company without “cause” or by Mr. Bouchard for “good reason” within the twelve-month period immediately following a Change of Control (as defined in the Incentive Plan) or by reason of Mr. Bouchard’s death or disability, the Bouchard Options will immediately become fully vested and exercisable.
     In the event that Mr. Bouchard incurs a separation from service due to a termination by the Company without “cause” or by Mr. Bouchard for “good reason,” Mr. Bouchard will be entitled to receive (i) a lump-sum cash severance payment equal to 100% of his annual base salary, payable within ten days after the date of his separation from service, and (ii) provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer, a lump-sum cash payment equal to $30,000, payable within ten days after the 18-month anniversary of the date of his separation from service. In the event that Mr. Bouchard incurs a separation from service due to his death or disability, or non-renewal of the Bouchard Agreement by the Company, Mr. Bouchard (or his estate or beneficiaries) will receive the payment described in clause (ii) of the immediately preceding sentence. Except in the event of a termination due to his death, Mr. Bouchard’s right to receive these payments is subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. Bouchard without “good reason,” or non-renewal of the Bouchard Agreement by Mr. Bouchard, Mr. Bouchard will not be entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination). During his employment, Mr. Bouchard is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and four weeks of paid vacation time each year.
     In connection with Mr. Bouchard’s employment agreement, Mr. Bouchard also entered into a non-competition and confidentiality agreement with us, which provides, among other things, that Mr. Bouchard will refrain from competing with us during and for one year immediately following his employment with us. In addition, under the agreement, during and after Mr. Bouchard’s employment with us, Mr. Bouchard may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.
     Finally, we entered into an indemnification agreement with Mr. Bouchard, which indemnification agreement requires, among other things, that we indemnify Mr. Bouchard to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bouchard acted in good faith and in a manner he reasonably believed to be in or our best interests.
   Mr. Michael C. Chan
     On July 29, 2008, we entered into an amended and restated employment agreement with Mr. Chan which provided that Mr. Chan would serve as our Executive Vice President, Business Development; provided, however, that such agreement was further amended in May of 2009 to provide that Mr. Chan would serve as the President of Opnext Subsystems, Inc., our wholly owned subsidiary, the position he currently occupies. The current term of Mr. Chan’s employment agreement extends until December 1, 2010, subject to automatic renewal for successive one-year periods unless either party provides notice of such party’s intention not to renew the employment agreement not less than 60 days prior to the expiration of the then-current term. Mr. Chan’s base salary pursuant to the employment agreement is $360,000 per year, which may be increased annually at the sole discretion of the Board. Pursuant to his employment agreement, Mr. Chan is entitled to participate in the bonus program for the relevant fiscal year under which Mr. Chan has the potential to earn an annual bonus targeted at 60 percent of his annual base salary. Based upon the recommendations of Pearl Meyer, in August 2008 the Compensation Committee approved an increase in Mr. Chan’s target bonus to 70 percent of his annual base salary. During his employment, Mr. Chan is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies as well as four weeks of paid vacation time each year.
     Mr. Chan’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability,” “cause” or failure to renew the initial or any successive term of the employment agreement, or by Mr. Chan for “good reason,” Mr. Chan will be entitled to receive a lump-sum cash payment equal to 100% of his then current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company (See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for definitions of “disability,” “cause” and “good reason” in Mr. Chan’s employment agreement).
     On May 15, 2009, we entered into an amendment to Mr. Chan’s employment agreement which provided that, effective for the six-month period commencing as of April 1, 2009, Mr. Chan’s annual base salary would be reduced from $360,000 to $324,000, and that our board of directors or the Compensation Committee could determine that Mr. Chan’s base salary would remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. Chan consented to this reduction of his base salary and agreed that the reduction would not constitute “good reason” for purposes of his employment agreement or any other agreement. Mr. Chan’s annual base salary was reinstated to $360,000 effective April 1, 2010. The amendment also provided that in no event will any change in Mr. Chan’s position, title, duties or responsibilities to reflect a reduced business development role constitute “good reason” for purposes of his employment agreement or any other agreement. The amendment also reflected the increase in Mr. Chan’s target annual bonus from 60% to 70% of his unreduced annual base salary.
     The amendment to Mr. Chan’s employment agreement dated May 15, 2009 also provided that in connection with Mr. Chan’s relocation of his primary residence, provided that he remains continuously employed by the Company through the payment date, the Company would pay Mr. Chan a total of $300,000 in relocation bonuses, consisting of (i) a payment of $100,000 no later than May 31, 2009, (ii) a payment of $100,000 on or within 10 days following May 31, 2010, and (iii) a payment of $100,000 on or within 10 days following May 31, 2011. In the event that Mr. Chan’s employment is terminated by the Company without “cause” or by Mr. Chan for “good reason” (each as defined in the employment agreement), or by reason of Mr. Chan’s death or disability prior to the date of payment of any relocation bonus, Mr. Chan (or his estate or beneficiaries) will receive any unpaid relocation bonuses at the times described above. If Mr. Chan’s employment is terminated for any other reason, he will not receive any relocation bonus not previously paid to him.
     In connection with Mr. Chan’s employment agreement, Mr. Chan also entered into a customary non-competition, confidentiality and invention assignment agreement, which provides, among other things, that Mr. Chan will refrain from competing with us during and for one year immediately following his employment with us. In addition, under the agreement, during and after Mr. Chan’s employment with us, Mr. Chan may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.
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
   Mr. Robert J. Nobile
     On December 31, 2008, we entered into an amended and restated employment agreement with Robert J. Nobile, which provides that Mr. Nobile will serve as the Senior Vice President, Finance and Chief Financial Officer of the Company, and will report to the Company’s Chief Executive Officer. The term of Mr. Nobile’s employment under the agreement is for three years, commencing on December 31, 2008 and ending on December 31, 2011, subject to automatic renewals for successive one-year periods unless either party provides notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. The agreement provides that Mr. Nobile’s annual base salary will be $265,000, and may be increased from time to time at the sole discretion of the Board.
     Mr. Nobile is eligible to participate in the Company’s annual incentive bonus plan applicable to similarly situated executives of the Company, under which Mr. Nobile has the potential to earn an annual bonus targeted at 70% of his annual base salary actually paid for each such year, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by the Company in accordance with the terms of such bonus plan as in effect from time to time. Any annual bonus payable to Mr. Nobile with respect to a partial year of employment will be prorated to reflect the period of time during which Mr. Nobile was employed by the Company in such year.
     In the event that Mr. Nobile incurs a separation from service due to a termination by the Company without “cause” or by Mr. Nobile for “good reason,” Mr. Nobile is entitled to receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary. Mr. Nobile’s right to receive his severance payment is subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. Nobile without “good reason,” termination due to Mr. Nobile’s death or “disability,” or non-renewal of the agreement, Mr. Nobile is not entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination). (See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for definitions of “cause,” “good reason” and “disability” in Mr. Nobile’s employment agreement.)
     On May 15, 2009, Mr. Nobile and the Company entered into an amendment to Mr. Nobile’s employment agreement. The amendment provided that, effective for the six-month period commencing on April 1, 2009, Mr. Nobile’s annual base salary would be reduced from $265,000 to $238,500, and that our Board or the Compensation Committee could determine that Mr. Nobile’s base salary would remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. Nobile agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. Mr. Nobile’s annual base salary was reinstated to $265,000 effective April 1, 2010. The amendment also provided that Mr. Nobile had the potential to earn an annual bonus under our 2010 Bonus Program targeted at 70% of his unreduced annual base salary.
     During his employment, Mr. Nobile is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and as well as four weeks of paid vacation time each year.
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
   Mr. Justin J. O’Neill
     On December 31, 2008, we entered into an amended and restated employment agreement with Justin J. O’Neill, which provides that Mr. O’Neill will serve as the Senior Vice President and General Counsel of the Company, and will report to the Company’s Chief Executive Officer. The term of Mr. O’Neill’s employment under the agreement is for four years, commencing on May 7, 2007 and ending on May 7, 2011, subject to automatic renewals for successive one-year periods unless either party provides notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. The agreement provides that Mr. O’Neill’s annual base salary will be $300,000 per year, and may be increased from time to time at the sole discretion of the Board.
     Mr. O’Neill is eligible to participate in the Company’s annual incentive bonus plan applicable to similarly situated executives of the Company, under which Mr. O’Neill has the potential to earn an annual bonus targeted at 70% of his annual base salary actually paid for each such year, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by the Company in accordance with the terms of such bonus plan as in effect from time to time. Any annual bonus payable to Mr. O’Neill with respect to a partial year of employment will be prorated to reflect the period of time during which Mr. O’Neill was employed by the Company in such year.
     In the event that Mr. O’Neill incurs a separation from service due to a termination by the Company without “cause” or by Mr. O’Neill for “good reason,” Mr. O’Neill is entitled to receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary. Mr. O’Neill’s right to receive his severance payment is subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. O’Neill without “good reason,” termination due to Mr. O’Neill’s death or “disability,” or non-renewal of the agreement, Mr. O’Neill is not entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination). (See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for definitions of “cause,” “good reason” and “disability” in Mr. O’Neill’s employment agreement.)
     On May 15, 2009, Mr. O’Neill and the Company entered into an amendment to Mr. O’Neill’s amended and restated employment agreement with the Company. The amendment provided that, effective for the six-month period commencing as of April 1, 2009, Mr. O’Neill’s annual base salary would be reduced from $300,000 to $270,000, and that our Board or the Compensation Committee could determine that Mr. O’Neill’s base salary would remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. O’Neill agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. Mr. O’Neill’s annual base salary was reinstated to $300,000 effective April 1, 2010. The amendment also provided that Mr. O’Neill had the potential to earn an annual bonus under our 2010 Bonus Program targeted at 70% of his unreduced annual base salary.
     During his employment, Mr. O’Neill is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies as well as four weeks of paid vacation time each year.

     In connection with Mr. O’Neill’s employment agreement, Mr. O’Neill also entered into a customary confidentiality and invention assignment agreement, which provides, among other things, that during and after Mr. O’Neill’s employment with us, Mr. O’Neill may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.
     Finally, Mr. O’Neill also entered into an indemnification agreement with us in connection with his employment agreement which requires, among other things, that we indemnify Mr. O’Neill to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. O’Neill acted in good faith and in a manner he reasonably believed to be in our best interests.

Outstanding Equity Awards at 2010 Fiscal Year-End
     The following table sets forth summary information regarding the outstanding equity awards at March 31, 2010 granted to each of our Named Executive Officers.

	Option Awards							Stock Awards
									Equity
									Incentive	Equity
									Plan Awards:	Incentive
				Equity Incentive					Number of Unearned	Plan Awards:
				Plan Awards:			Number of	Market Value of	Shares,	Market or Payout
	Number of	Number of		Number of			Shares	Shares or	Units or	Value of
	Securities	Securities		Securities			or Units	Units of	Other	Unearned Shares,
	Underlying	Underlying		Underlying			of Stock	Stock That	Rights	Units or Other
	Unexercised	Unexercised		Unexercised	Option	Option	That Have	Have Not	That Have	Rights That Have
	Options (#)	Options (#)		Unearned Options	Exercise Price	Expiration	Not Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Gilles Bouchard	125,000	125,000	(1)	—	8.89	11/15/2017	—	—	—	—
	30,000	60,000	(2)	—	4.92	7/11/2013	—	—	—	—
	—	1,000,000	(2)	—	2.30	5/15/2014	—	—	—	—
	—	1,000,000	(1)	—	1.86	2/16/2017	—	—	—	—
Michael C. Chan	200,000	—		—	15.00	12/1/2010	—	—	—	—
	17,500	17,500	(1)	—	11.34	8/15/2017	—	—	—	—
	33,334	66,666	(2)	—	4.92	7/11/2013	—	—	—	—
	—	200,000	(1)	—	2.23	8/19/2016	—	—	—	—
Tadayuki Kanno	16,666	—		—	15.00	1/27/2015	—	—	—	—
	20,000	20,000	(1)	—	11.34	8/15/2017	—	—	—	—
	30,000	60,000	(2)	—	4.92	7/11/2013	—	—	—	—
	—	200,000	(1)	—	2.23	8/19/2016	—	—	—	—
Robert J. Nobile	50,000	—		—	15.00	3/5/2011	—	—	—	—
	12,500	12,500	(1)	—	11.34	8/15/2017	—	—	—	—
	30,000	60,000	(2)	—	4.92	7/11/2013	—	—	—	—
	—	200,000	(1)	—	2.23	8/19/2016	—	—	—	—
Justin J. O’Neill	75,000	25,000	(1)	—	13.85	5/7/2017	—	—	—	—
	30,000	60,000	(2)	—	4.92	7/11/2013	—	—	—	—
	—	100,000	(1)	—	2.23	8/19/2016	—	—	—	—

(1)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first four anniversaries of the date of grant.

(2)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first three anniversaries of the date of grant.

Option Exercises and Stock Vested in Fiscal Year 2010
     During the fiscal year ended March 31, 2010, none of the Named Executive Officers exercised any of their options. On November 1, 2009, 20,000 shares of restricted stock issued to Mr. Bouchard in connection with his employment agreement vested. The table below summarizes, for each of the Named Executive Officers, the exercise of stock options, SARs and similar instruments and vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended March 31, 2010:

	Option Awards		Stock Awards
	Number of Shares	Value		Value
	Acquired on	Realized on	Number of Shares	Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Gilles Bouchard	—	—	20,000	49,800
Michael C. Chan	—	—	—	—
Takayuki Kanno	—	—	—	—
Robert J. Nobile	—	—	—	—
Justin J. O’Neill	—	—	—	—
Potential Payments upon Termination or Change of Control
   Employment Agreements
     In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe it is vital to provide our executive officers with severance payments. To this end, each of our Named Executive Officers, other than Mr. Kanno, is entitled to a severance payment in an amount equal to one times the executive’s annual base salary in the event of a termination of the executive’s employment without “cause” (as defined below) and, in certain instances, by the executive for “good reason” (as defined below).
     Pursuant to the Bouchard Agreement, in the event that Mr. Bouchard incurs a separation from service due to a termination by the Company without “cause” or by Mr. Bouchard for “good reason,” Mr. Bouchard will be entitled to receive, in addition to the severance payment referenced above, a lump-sum cash payment equal to $30,000, payable within 10 days after the 18-month anniversary of the date of his separation from service, provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer. Mr. Bouchard (or his estate or beneficiaries) will also receive this payment in the event that he incurs a separation from service due to his death or disability, or non-renewal of the Amended and Restated Bouchard Agreement by the Company.
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
     In each of the employment agreements for Messrs. Bouchard, Chan, Nobile and O’Neill, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct that brings the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) any material breach of the confidentiality agreement entered into in connection with his employment; (iv) fraud or embezzlement with respect to the Company or any of its subsidiaries or affiliates; (v) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (vi) repeated failure to perform in any material respect executive’s duties as directed by the Board.
     In addition, “good reason” is defined in the employment agreements for Messrs. Bouchard, Chan, Nobile and O’Neill as the occurrence of any one or more of the following events, along with the Company’s failure to cure the circumstances constituting good reason within 20 days after the receipt of notice thereof: (i) a material and substantial diminution of executive’s duties or responsibilities or executive’s removal from his position, or (ii) a reduction by the Company of executive’s base salary or target bonus range. The agreements provide that to constitute resignation for “good reason” the executive must resign within 30 days after the end of the 20-day cure period.
     For purposes of the employment agreements with Mr. Bouchard, Mr. Chan, Mr. Nobile and Mr. O’Neill, “disability” will generally mean that the executive is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any 12-month period by reason or any physical or mental injury, illness or incapacity.
     Assuming a termination of employment as of March 31, 2010, the severance benefits described above would have resulted in payments of the following amounts to each of the respective Named Executive Officers: Mr. Bouchard — $530,000, Mr. Chan — $360,000, Mr. Nobile — $265,000 and Mr. O’Neill — $300,000.
   Stock Option Agreements
     The Compensation Committee granted 35,000 nonqualified stock options to purchase common stock of the Company to Mr. Chan, 40,000 nonqualified stock options to Mr. Kanno and 25,000 nonqualified stock options to Mr. Nobile, each with an exercise price of $11.34 per share, on August 15, 2007, based on the performance of such Named Executive Officers during the fiscal year ended March 31, 2007 (collectively, the “August 2007 Options”). The August 2007 Options vested with respect to one-quarter of the shares subject thereto on each of August 15, 2008 and August 15, 2009, and the remainder of the shares subject thereto will vest in equal annual installments on August 15, 2010 and August 15, 2011, and will expire on August 15, 2017 unless the grantee’s employment is terminated earlier.
     In connection with the execution of the agreement and plan of merger (the “Merger Agreement”) with StrataLight Communications, Inc. (“StrataLight”) pursuant to which StrataLight was merged with and into the Company, on July 11, 2008, the Compensation Committee granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 100,000 options to Mr. Chan; and 90,000 options to each of Messrs. Bouchard, Kanno, Nobile and O’Neill (such options, the “Transaction Bonus Options”), each with an exercise price of $4.92 per share. The Transaction Bonus Options vested with respect to one-third of the shares subject thereto on each of July 11, 2009 and July 11, 2010, and the remainder of the shares subject thereto will vest on July 11, 2012, and will expire on July 11, 2013 unless the grantee’s employment is terminated earlier.
     On November 15, 2007, pursuant to his employment agreement, the Compensation Committee granted Mr. Bouchard a nonqualified stock option to purchase 250,000 shares of our common stock (the “2007 Bouchard Option”) at an exercise price of $8.89 per share. Such option vested with respect to one-quarter of the shares subject thereto on each of November 1, 2008 and November 1, 2009, and the remainder of the shares subject thereto will vest in equal annual installments on November 1, 2010 and November 1, 2011, subject to certain accelerated vesting under certain circumstances as set forth in the stock option agreement.
     On May 15, 2009, pursuant to his employment agreement, the Company granted Mr. Bouchard a nonqualified stock option to purchase 1,000,000 shares of our common stock (the “2009 Bouchard Option”) at an exercise price of $2.30 per share, which option vested with respect to one-third of the shares subject thereto on May 15, 2010 and will vest with respect to the remaining shares subject thereto in equal annual installments on May 15, 2011 and May 15, 2012, subject to certain accelerated vesting under certain circumstances as set forth in the stock option agreement. On February 16, 2010, also pursuant to his employment agreement, the Company granted Mr. Bouchard a nonqualified stock option to purchase an additional 1,000,000 shares of our common stock (the “2010 Bouchard Option,” and together with the 2007 Bouchard Option and the 2009 Bouchard Option, the “Bouchard Options”) at an exercise price of $1.86 per share, which option will vest with respect to one-quarter of the shares subject thereto in equal annual installments on February 16, 2011, February 16, 2012, February 16, 2013 and February 16, 2014, subject to certain accelerated vesting under certain circumstances as set forth in the stock option agreement.
     In addition, on August 19, 2009, the Compensation Committee granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 200,000 options to each of Messrs. Chan, Kanno and Nobile and 100,000 options to Mr. O’Neill (such options, the “August 2009 Options”), each with an exercise price of $2.23 per share. The August 2009 Options will vest and become exercisable with respect to one-fourth of the shares subject thereto on each of the first, second, third and fourth anniversaries of the date of grant and will expire seven years from the date of grant unless the grantee’s employment is terminated earlier, subject to accelerated vesting in each case under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer.
     Each of the stock option agreements entered into in connection with the August 2007 Options, the Transaction Bonus Options, the Bouchard Options and the August 2009 Options provides that in the event that the applicable executive’s employment with us is terminated by us without “cause” (as defined therein) or by the executive for “good reason” (as defined therein), such options shall vest with respect to the portion of the options that would have otherwise become vested during the twelve-month period immediately succeeding the date of such termination of employment had the executive remained employed by us during such period. In addition, each of the stock option agreements provides that in the event that the executive’s employment with us is terminated by reason of his death or “disability” (as defined therein) or by us without “cause” or by him for “good reason” (as defined therein) during the twelve-month period immediately following a “change in control” (as defined in the Incentive Plan (see “Change of Control Provisions” below)), the stock options issued to such executive shall, to the extent not then vested, become fully vested.
     “Cause” is defined in each of the Named Executive Officer’s stock option agreements to mean the definition of such terms as defined in each such Named Executive Officer’s employment agreement then in effect or if not defined therein or, if there shall be no such agreement, (i) the Named Executive Officer’s engagement in misconduct which is materially injurious to the Company or any of its affiliates, (ii) the Named Executive Officer’s continued failure to substantially perform his duties to the Company or any of its subsidiaries, (iii) the Named Executive Officer’s repeated dishonesty in the performance of his duties to the Company or any of its subsidiaries, (iv) the Named Executive Officer’s commission of an act or acts constituting any (x) fraud against, or misappropriation or embezzlement from the Company or any of its affiliates, (y) crime involving moral turpitude, or (z) offense that could result in a jail sentence of at least 30 days or (v) the Named Executive Officer’s material breach of any confidentiality, non-solicitation, non-competition or inventions covenant entered into between the Named Executive Officer and the Company or any of its subsidiaries.
     In the employment agreements for each of Messrs. Bouchard, Chan, Nobile and O’Neill, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct tending to bring the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) breach of the proprietary information agreement he entered into in connection with his employment; (iv) fraud or embezzlement, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (v) egregious or bad faith performance of, or failure to perform, the duties of his position.
     “Disability” and “good reason” are each defined in the stock option agreements for each of Messrs. Bouchard, Chan, Nobile and O’Neill to mean the definition of such terms as defined in each such executive’s employment agreement then in effect. (See “Potential Payments upon Termination or Change in Control — Employment Agreements” above for definitions of such terms as applied to Messrs. Bouchard, Chan and Nobile). “Disability” is defined in the stock option agreements entered into with Mr. Kanno to mean “disability” as defined in any employment agreement then in effect between the Mr. Kanno and us, or, if not defined therein or if there shall be no such agreement, as defined in our long-term disability plan as in effect from time to time, or if there shall be no plan or if not defined therein, Mr. Kanno’s becoming physically or mentally incapacitated and consequent inability for a period of six (6) months in any twelve (12) consecutive month period to perform his duties to us.
     Each of the August 2007 Options, the Transaction Bonus Options, the Bouchard Options and the August 2009 Options could be subject to accelerated vesting. However, as of March 31, 2010, the market price of our common stock was below the strike price of all options issued in connection with the August 2007 Options and the Transaction Bonus Options, and therefore, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date with respect to such grants. Please see the table labeled “Change of Control Table” below for a quantification of the benefits potentially realizable by the respective Named Executive Officers in connection with accelerated vesting as of March 31, 2010 of the Bouchard Options and the August 2009 Options.
     Except with respect to the option grants described above, all of the current stock options held by the Named Executive Officers and are fully vested with no remaining acceleration benefits.
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
Employment Agreements, Severance Benefits and Change of Control Provisions
     We also offer certain of our Named Executive Officers certain severance payments and benefits in the event of a “change of control.” For a detailed discussion of our employment agreements, please see the descriptions under the headings “Executive Compensation — Employment Agreements” and “Executive Compensation — Potential Payments upon Termination or Change of Control.”
     Severance Benefits. With the exception of Mr. Kanno, our Named Executive Officers are entitled to certain severance payments and benefits in the event of a termination without “cause” and, in certain instances, for resignation for “good reason.” For a detailed discussion of such severance compensation and benefits, please see the descriptions under the headings “Executive Compensation — Employment Agreements” and “Executive Compensation — Potential Payments upon Termination or Change of Control.” Our philosophy is to provide severance packages that we believe enable the Company to retain qualified executives, maintain a stable work environment for the Named Executive Officers and provide economic security to the executives in the event of certain terminations of employment. Our severance arrangements are designed to limit distractions to the Named Executive Officers in the performance of their duties and allow the executives to focus on achieving superior company performance and building stockholder value. We believe that it is important to provide severance payments in both the event of actual termination and in the event of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages would risk that an acquirer of us could avoid paying severance by fostering a non-conducive work environment for the executives, thereby ensuring their voluntary exit.
     Change of Control. Prior to the August 2007 Options, the terms of nonqualified stock option agreements we entered into with the Named Executive Officers pursuant to the Incentive Plan provided that in the event of a change of control and a termination of employment within six months of such change of control, either by us other than for “cause” or “disability” or by the participant for “good reason,” the unvested stock options of each Named Executive Officer immediately became fully vested and exercisable. (Please see “Executive Compensation-Potential Payments upon Termination or Change of Control” for definitions of “cause”, “disability” and “good reason”.) This approach to compensation in the event of a change of control is sometimes referred to as a “double-trigger” because the intent is to provide appropriate benefits in the event of a termination following a change of control, rather than to provide a change of control bonus. The Incentive Plan is intended to focus each employee, including each Named Executive Officer, on completing a transaction that will be in the best interests of our stockholders rather than on concerns about future employment.
     All of the August 2007 Options, the Transaction Bonus Options, the Bouchard Options and the August 2009 Options could be subject to accelerated vesting upon a change of control and a subsequent termination of employment or service, as the case may be, within twelve months following such change in control. For a detailed discussion of such accelerated vesting provisions in each of the stock option agreements, please see the descriptions under the heading “Executive Compensation-Potential Payments upon Termination or Change of Control.” However, since as of March 31, 2010, the market price of our common stock was below the strike price of all options issued in connection with the August 2007 Grants and the Transaction Bonus Options, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date in connection with such grants. Please see the table labeled “Change of Control Table” below for a quantification of the benefits potentially realizable by the respective Named Executive Officers in connection with accelerated vesting as of March 31, 2010 of the Bouchard Options and the August 2009 Options. Except with respect to these option grants, all of the current stock options held by the Named Executive Officers are fully vested with no remaining acceleration benefits. And no Named Executive Officer has restricted stock subject to accelerated vesting in the event of termination following a change of control.
Severance and Change of Control Table
     The table below assumes that a termination of employment or change of control occurred on March 31, 2010, the last business day of our last completed fiscal year. For purposes of estimating the value of amounts of equity compensation to be received in the event of termination or change of control, we have assumed a price per share of our common stock of $2.36, which represents the closing market price of our common stock as reported on the NASDAQ on March 31, 2010.

	Executive								Covered
	benefits and	Termination			Termination				Termination
	Payments	due to			by Us Other		Resignation		Following
	Upon	Death or		Termination	than for		with Good		Change in
Name	Termination	Disability		for Cause	Cause		Reason		Control
Gilles Bouchard	Severance payment	—		—	$530,000		$530,000		$530,000
	Accelerated shares	$560,000	(1)	—	$145,000	(2)	$145,000	(2)	$560,000	(1)
Michael C. Chan	Severance payment	—		—	$360,000		$360,000		$360,000
	Accelerated shares(1)	$26,000	(3)	—	$6,500	(4)	$6,500	(4)	$26,000	(3)
Takayuki Kanno	Severance payment	—		—	—		—		—
	Accelerated shares	$26,000	(3)	—	$6,500	(4)	$6,500	(4)	$26,000	(3)
Robert J. Nobile	Severance payment	—		—	$265,000		$265,000		$265,000
	Accelerated shares	$26,000	(3)	—	$6,500	(4)	$6,500	(4)	$26,000	(3)
Justin J. O’Neill	Severance payment	—		—	$300,000		$300,000		$300,000
	Accelerated shares	$13,000	(5)	—	$3,250	(6)	$3,250	(6)	$13,000	(5)

(1)	Represents the acceleration of vesting with respect to (i) an option to purchase 1,000,000 shares of common stock granted to Mr. Bouchard on May 15, 2009 at a strike price of $2.30 per share and (ii) an option to purchase 1,000,000 shares of common stock granted to Mr. Bouchard on February 16, 2010 at a strike price of $1.86 per share.

(2)	Represents the acceleration of vesting with respect to (i) 333,333 of the shares of common stock subject to a stock option granted to Mr. Bouchard on May 15, 2009 at a strike price of $2.30 per share and (ii) 250,000 of the shares of common stock subject to a stock option granted to Mr. Bouchard on February 16, 2010 at a strike price of $1.86 per share, in each case that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. Bouchard remained employed by the company.

(3)	Represents the acceleration of vesting with respect to an option to purchase 200,000 shares of common stock granted on August 19, 2009 at a strike price of $2.23 per share.

(4)	Represents the acceleration of vesting with respect to 50,000 of the shares of common stock subject to a stock option granted on August 19, 2009 at a strike price of $2.23 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Messrs. Chan, Kanno or Nobile, as applicable, remained employed by the company.

(5)	Represents the acceleration of vesting with respect to an option to purchase 100,000 shares of common stock granted to Mr. O’Neill on August 19, 2009 at a strike price of $2.23 per share.

(6)	Represents the acceleration vesting of 25,000 of the shares of common stock subject to a stock option granted to Mr. O’Neill on August 19, 2009 at a strike price of $2.23 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. O’Neill remained employed by the company.
DIRECTOR COMPENSATION
     The Incentive Plan provides for the following equity compensation to our non-employee directors:
•	The automatic one-time grant of restricted stock units to each individual who is newly elected as an non-employee director on the date of his or her election to the Board in an amount equal to $35,000 divided by the fair market value of a share of our common stock on the date of grant (the “Initial Grant”). Subject to the director’s continued service with the Company, this Initial Grant vests in full on the one-year anniversary of the date of grant.

•	The grant of restricted stock units on the date of each annual meeting to each individual who is elected as a non-employee director at such meeting of stockholders or who otherwise continues to be a non-employee director immediately following such meeting in an amount equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of such meeting (the “Annual Grant”). Subject to the director’s continued service with the Company, this Annual Grant vests in full on the one-year anniversary of the date of grant. In the event that a newly elected non-employee director is first elected to the Board on a date other than the date of the annual meeting, then, in addition to the Initial Grant, such director will receive a pro rata grant equal to $35,000 divided by the fair market value of a share of the Company’s common stock on the date of his or her election, prorated for the period between the date of the immediately preceding annual meeting and the date of such director’s election to the Board (the “Pro Rata Grant”). Subject to the director’s continued service with the Company, this Pro Rata Grant vests in full on the one-year anniversary of the immediately preceding annual meeting. An individual who is initially elected as a non-employee director at an annual meeting will receive both an Initial Grant and an Annual Grant, but not a Pro Rata Grant, on the date of his or her election to the Board.

     The cash, common stock or other securities or property of the Company payable in respect of such vested restricted stock units will, subject to the exception set forth below, be paid to the non-employee director upon the earliest to occur of:
•	a “change in control event” within the meaning of Section 409A of the Internal Revenue Code, as amended (“Section 409A”);

•	such director’s “separation from service” from the Company within the meaning of Section 409A; and

•	such director’s death.
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
     In addition, each non-employee director of the Company is entitled to receive the following cash compensation:

Board Service
Annual Retainer:	$25,000
Meeting Fees:	$1,500 per meeting
Committee Service
Audit Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting
Compensation Committee
Chair Annual Retainer:	$5,000
Meeting Fees:	$1,000 per meeting
Nominating/Corporate Governance Committee
Chair Annual Retainer:	$2,500
Meeting Fees:	$1,000 per meeting
     Non-employee directors receive an annual cash retainer of $25,000 as fees related to their service on the Board which is paid in quarterly installments of $6,250. The Chairmen of the Audit and Compensation Committees receive an annual retainer of $5,000 in addition to the foregoing retainer of $25,000. The Chairman of the Nominating/Corporate Governance Committee receives an annual retainer of $2,500 in addition to the foregoing retainer of $25,000. Non-employee directors are reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings. Directors who are also employed by the Company do not receive any compensation for their services as directors. Effective April 1, 2009, members of the Board agreed to a ten percent reduction to their cash compensation for a period of not less than six months in order to reduce our cost structure and operating expenses. Such ten percent reduction in cash compensation expired effective March 31, 2010.

Director Compensation Table
     The following table shows compensation of the non-employee members of our Board for the fiscal year ended March 31, 2010. Any board member who is also an employee of the Company does not receive separate compensation for service on the Board.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Director	Cash	Awards(1)	Awards	Compensation	Earnings	Compensation	Total

Charles J. Abbe	$41,400	$35,000	—	—	—	—	$76,400
Harry L. Bosco	$37,748	$61,849	—	—	—	—	$99,597
Kendall W. Cowan	$51,300	$35,000	—	—	—	—	$86,300
Shinjiro Iwata(2)	—	—	—	—	—	—	—
Isamu Kuru	$33,097	$35,000	—	—	—	—	$68,097
David Lee	$42,300	$35,000	—	—	—	—	$77,300
Ryuichi Otsuki(2)	—	—	—	—	—	—	$0
John F. Otto, Jr.	$51,300	$35,000	—	—	—	—	$86,300
Philip F. Otto	$38,700	$35,000	—	—	—	—	$73,700
William F. Smith	$29,250	$96,847	—	—	—	—	$126,097
Naoya Takahashi(3)	—	—	—	—	—	—	—

(1)	Represents the grant date fair value of restricted stock units granted during the fiscal year ended March 31, 2010 in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2010 Annual Report on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans”.

The aggregate number of stock awards (including unvested restricted stock units and vested but deferred restricted stock units) outstanding for each non-employee director as of March 31, 2010 is as follows:

Aggregate Number of
Stock Awards
Outstanding as of
Director	March 31, 2010
Charles J. Abbe	47,893
Harry L. Bosco	33,839
Kendall W. Cowan	41,281
Shinjiro Iwata	0
Isamu Kuru	41,281
David Lee	38,088
Ryuichi Otsuki	0
John F. Otto, Jr.	41,281
Philip F. Otto	47,893
William F. Smith	54,187

(2)	Mr. Iwata and Mr. Otsuki have declined compensation pursuant to our director compensation program for their services as directors.

(3)	Dr. Takahashi resigned as a member of the Board effective May 13, 2009. Dr. Takahashi had declined compensation pursuant to our director compensation program for his service as a director prior to such resignation.
Compensation Committee Interlocks and Insider Participation
     Since April 1, 2009, our Compensation Committee has consisted of Mr. John F. Otto, Jr., Dr. Lee, Mr. Cowan and Mr. Philip Otto. None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report*
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
July 29, 2010

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table provides information as of June 30, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,745,551	$5.93	3,068,930

Equity compensation plans not approved by security holders	—	—	—
Total	15,745,551		3,068,930
Beneficial Ownership Table
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2010, by: (1) as of June 30, 2010 by each director and nominee, (2) as of June 30, 2010 by our Named Executive Officers, (3) as of June 30, 2010 by all of our directors and executive officers as a group and (4) as of December 31, 2009 by each person known by us to beneficially own more than five percent of our common stock.
     The address for each of the individuals listed under “Directors and Named Executive Officers” in the table below is Opnext, Inc., 46429 Landing Parkway, Fremont, California 94538.

	Common Stock Beneficially Owned (1)(2)
Name of Beneficial Owner	Number of		Percent
5% Stockholders	Shares		of Total
Hitachi, Ltd.	29,343,334	(3)	32.6%
Clarity Partners, L.P.	7,527,420	(4)(5)	8.4%
Clarity Opnext Holdings II, LLC	—		—
Clarity Management, L.P.	—		—
Marubeni Corporation	6,350,000	(6)	7.1%
Marubeni America Corporation	—

Directors and Named Executive Officers
Harry L. Bosco	478,459	(7)	*
Dr. David Lee	7,547,279	(5)(8)	8.4%
Shinjiro Iwata	—		*
Charles J. Abbe	29,664	(9)	*
John F. Otto, Jr.	23,052	(10)	*
Philip F. Otto	39,798	(11)	*
Kendall W. Cowan	23,052	(10)	*
Dr. Isamu Kuru	23,052	(10)	*
Ryuichi Otsuki	—		*
William F. Smith	35,958	(9)	*
Gilles Bouchard	544,080	(12)	*
Michael C. Chan	367,917	(13)	*
Tadayuki Kanno	171,486	(14)	*
Robert J. Nobile	188,806	(15)	*
Justin J. O’Neill	160,000	(16)	*
All directors and executive officers as a group (18 individuals)	9,841,229	(5)(6)(7)	11%

*	Less than 1%.

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

(2)	The number of shares of common stock outstanding used in calculating the percentage for each listed person is based on 89,880,632 shares of our common stock outstanding as of June 30, 2010, and also includes, with respect to each person, the shares of common stock underlying options held by that person that were exercisable as of June 30, 2010 or within 60 days of such date, but excludes shares of common stock underlying options held by any other person and any vested and unvested restricted stock units that are deliverable on a date that is at least 60 days following the record date.

(3)	Based upon a Form 3, as amended, dated as of February 19, 2007, and a Form 4, dated as of February 16, 2007, as filed with the SEC by Hitachi, Ltd. reporting ownership of these shares as of those dates. This figure includes 1,010,000 shares of common stock obtainable within 60 days by the exercise of stock options. The address of Hitachi, Ltd. is 6-6, Marunouchi 1-chome, Chiyoda-ku, Tokyo 100-8280 Japan.

(4)	The address of Clarity Partners, L.P., Clarity Opnext Holdings II, LLC and Clarity Management, L.P. is 100 North Crescent Drive, Beverly Hills, CA 90210.

(5)	Based upon a Form 3 filed with the SEC on February 7, 2008, and Form 4s as filed by each of David Lee, Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC on February 7, 2008, Clarity Partners L.P. holds 4,229,114 shares and Clarity Opnext Holdings II, LLC holds 3,298,306 shares. These figures include 1,000,000 shares of common stock obtainable within 60 days by the exercise of stock options. Clarity GenPar, LLC is the general partner of Clarity Partners, L.P. and Clarity Partners, L.P. is the managing member of Clarity Opnext Holdings II, LLC. Clarity Management, LLC is the general partner of Clarity Management, L.P. (together with Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC, the “Clarity Entities”). Because Dr. David Lee is a managing member of Clarity GenPar, LLC and Clarity Management, LLC, he may be deemed to be the beneficial owner of the shares held by the Clarity Entities, which he disclaims except to the extent of his pecuniary interest therein.

(6)	Based upon a Schedule 13G/A filed by Marubeni Corporation on February 8, 2010. Of the 6,350,000 shares reported as beneficially owned by Marubeni Corporation, 6,000,000 shares are owned directly by Marubeni Corporation and 350,000 shares are owned directly by Marubeni America Corporation, a wholly owned subsidiary of Marubeni Corporation. The address of Marubeni Corporation is 4-2, Ohtemachi 1-Chome, Chiyoda-Ku, Tokyo, MO 100-8088 and the address of Marubeni America Corporation is 450 Lexington Avenue, 35th Floor, New York, New York 10017.

(7)	Includes 57,849 shares of common stock granted as restricted stock on November 1, 2004, 33,333 shares of which vested on February 20, 2008 and 24,516 shares of which vested on February 20, 2009, and 15,610 vested restricted stock units (“RSUs”) which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Bosco’s separation from service or death or a change of control of the Company. The remaining shares consist of 5,000 shares of common stock purchased on the open market and 400,000 shares of common stock obtainable within 60 days by the exercise of stock options.

(8)	Includes 19,859 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Dr. Lee’s separation from service or death or a change of control of the Company.

(9)	Represents vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company.

(10)	Includes 20,771 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company and 2,281 shares of vested restricted stock.

(11)	Includes 29,664 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company and 10,134 shares of common stock issued to Mr. Otto as a participant in the StrataLight Communications, Inc. Employee Liquidity Bonus Plan in accordance with the terms of that certain Agreement and Plan of Merger, dated as of July 9, 2008, among Opnext, Inc., StrataLight Communications, Inc., Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro as the stockholder representative.

(12)	Includes 25,746 shares of common stock granted as restricted stock in connection with Mr. Bouchard’s employment agreement, 12,868 shares of which vested on November 1, 2008 and 12,878 shares of which vested on November 1, 2009. The remaining 518,334 shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(13)	Includes 25,000 shares of common stock granted as restricted stock on July 1, 2004, 12,500 shares of which vested on February 20, 2008 and 12,500 shares of which vested on February 20, 2009. The remaining 342,917 shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(14)	Includes 14,820 shares of common stock granted as restricted stock on July 1, 2004, 7,500 shares of which vested on February 20, 2008 and 7,320 shares of which vested on February 20, 2009. The remaining 156,666 shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(15)	Includes 10,056 shares of common stock granted as restricted stock on July 1, 2004, 5,028 shares of which vested on February 20, 2008 and 5,028 shares of which vested on February 20, 2009. The remaining 178,750 shares of common stock consist of common stock obtainable within 60 days by the exercise of stock options.

(16)	Represents shares of common stock obtainable within 60 days by the exercise of stock options.
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
   Opto Device Intellectual Property License Agreement
     On October 1, 2002, we acquired Opto Device, Ltd., the optical device business of Hitachi (“Opto Device”). In connection with the acquisition, Opto Device and Hitachi entered into an Intellectual Property License Agreement, pursuant to which Opto Device licenses to Hitachi and its wholly owned subsidiaries, and Hitachi licenses to Opto Device (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid-up, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the products of the business transferred by Hitachi to Opto Device, whether existing or which arise during the period from October 1, 2002 to October 1, 2012. The licenses granted under the agreement are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. Opto Device may also sublicense the intellectual property rights licensed from Hitachi to its customers as necessary or appropriate in connection with the completion of Opto Device’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opto Device to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opto Device making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer. Hitachi has also agreed to sublicense its rights to third party agreements to Opto Device, to the extent that Hitachi has the right to make available such rights to Opto Device, in accordance with the terms and conditions of the agreement.
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
   Opnext Research and Development Agreement
     We are parties with Hitachi to a Research and Development Agreement pursuant to which Hitachi provides research and development support to us and/or our affiliates (other than Opnext Japan). Under the agreement, Hitachi supports research and development projects requested by us. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, we will own it provided we fund 100% of the costs of the research, or we will be a joint owner where we fund 50% or more of the costs of the research or provide other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. We license to Hitachi and its wholly owned subsidiaries any such intellectual property owned by us, and Hitachi licenses to us (with a right to sublicense to our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. There were no research and development expenses related to this agreement for the fiscal year ended March 31, 2010.
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
   Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a Research and Development Agreement pursuant to which Hitachi provides research and development support to Opnext Japan and/or its affiliates. The agreement was amended on October 1, 2002 to include Opto Device under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to Opto Device’s business. Under the agreement, Hitachi supports research and development projects requested by Opnext Japan. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, Opnext Japan will own it provided Opnext Japan funds 100% of the costs of the research, or will be a joint owner where it funds 50% or more of the costs of the research or provides other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan licenses to Hitachi and its wholly owned subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. The research and development expenditures relating to the agreement are generally negotiated semi-annually on a fixed fee project basis and were $4.1 million for the fiscal year ended March 31, 2010.
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
   Opnext Japan Outsourcing Agreement
     Opnext Japan and Hitachi, Ltd. are parties to an Outsourcing Agreement, which requires Hitachi to provide services, including administrative services in the areas of human resources, finance and accounting, information systems, procurement, and other general support. Hitachi may provide the services through third party subcontractors. Fees for the services are adjusted every six months based on volume forecasts submitted by Opnext Japan and fees submitted by Hitachi for discussion between the parties. Unless otherwise mutually agreed, volume forecasts and fees submitted by each party will apply for the upcoming period. Specific charges for such services amounted to $1.9 million for the fiscal year ended March 31, 2010. Each party indemnifies the other party against third party claims resulting from such party’s gross negligence or willful misconduct. Each party’s liability for damages arising out of the agreement is limited to an amount equal to payments made by Opnext Japan to Hitachi for the services during the nine months prior to the first claim. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement.
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
     Although this agreement was terminated, we have continued to sell to Hitachi and its subsidiaries under the arrangements established by this agreement and the Opnext Japan Procurement Agreement, as described below. Sales under these arrangements were $14.5 million for the year ended March 31, 2010. At March 31, 2010, we had accounts receivable from Hitachi and its subsidiaries of $4.5 million.
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
     Although this agreement was terminated, we have continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $19.8 million for the fiscal year ended March 31, 2010. At March 31, 2010, we had accounts payable to Hitachi and its subsidiaries of $4.7 million.
   Opnext Logistics and Distribution Agreements
     We entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to us and our subsidiaries logistic services such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses were $1.4 million for the year ended March 31, 2010 in connection with the agreement.
     We sell our products directly to end users and through distributors. For the year ended March 31, 2010,

certain subsidiaries of Hitachi acted as our distributors in Japan. In 2003, Opnext Japan entered into distribution agreements with Hitachi High Technologies, Renesas Technology Sales and Renesas Devices Sales which is a subsidiary of Renesas Technology Sales. These agreements were entered into for an initial one-year term and are automatically renewable for one-year periods. Such agreements are basic distributor contracts. Sales pursuant to these agreements were $11.4 million for the fiscal year ended March 31, 2010.
   Software User License Agreement with Renesas Technology
     Opnext Japan and Renesas Technology, one of Hitachi’s subsidiaries, are parties to a software user license agreement, pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive royalty-free, fully paid-up right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires October 20, 2010.
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
     The lease payments for these premises were $751,000 for the year ended March 31, 2010.
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
     The lease payments for these properties were $98,000 for the year ended March 31, 2010.
   Lease Agreement with Chuo Shoji
     Chuo Shoji, Ltd., or Chuo Shoji, one of Hitachi’s subsidiaries, leases office space located in Chiyoda-ku (Tokyo), Japan to Opnext Japan. The building is owned by Tokyo Tatemono Co., Ltd. (“Tokyo Tatemono”), and leased to Chuo Shoji. The term of the lease agreement automatically renews for successive periods of two years unless either party gives notification to terminate the lease to the other party six months or more prior to the end of then current term. The current term expires on June 11, 2012. Opnext Japan executed a letter of guarantee for the benefit of Tokyo Tatemono, according to which the lease agreement between Opnext Japan and Chuo Shoji shall be terminated and Opnext Japan shall vacate the premises in the event that the lease agreement between Chuo Shoji and Tokyo Tatemono is terminated.

     The annual lease payment under this agreement was $133,000 for the fiscal year ended March 31, 2010.
   Opnext Japan Secondment Agreement
     Opnext Japan, Inc. and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals, which provides for the details of the secondment of Hitachi employees to Opnext Japan, Inc. Hitachi is entitled to terminate the secondment agreements at any time.
     As of March 31, 2010, there were five seconded employees. Expenses associated with these employees were $711,000 for the fiscal year ended March 31, 2010.
   Opto Device Secondment Agreements
     Opto Device entered into one-year secondment agreements respectively with Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS, one of Hitachi’s wholly owned subsidiaries, respectively, effective October 1, 2002 with automatic annual renewals. Hitachi and HTS are each entitled to terminate the secondment agreements at any time.
     As of March 31, 2010, there was one seconded employee. Expenses associated with this employee were $144,000 for the year ended March 31, 2010.
   Capital Leases with Hitachi Capital Corporation
     Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. For the fiscal year ended March 31, 2010, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $23.7 million. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment as stated in the lease contracts.
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

Item 14. Principal Account Fees and Services.
Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
     The following summarizes the aggregate fees paid to Ernst & Young LLP, the Company’s registered independent accounting firm, for the fiscal years ended March 31, 2010 and 2009:

	Year Ended
	March 31, 2010	March 31, 2009
Audit Fees(1)	$1,020,000	$1,120,587
Audit-Related Fees(2)	30,000	167,460
Tax Fees (3)	89,000	96,445
All Other Fees (4)	139,000	97,992
Total Fees	$1,278,000	$1,482,484

(1)	Audit fees consist primarily of fees billed in connection with the annual audit of the consolidated financial statements of Opnext, Inc. and its subsidiaries, including review of the consolidated unaudited quarterly financial statements by Ernst & Young, LLP and the fees billed in connection with Ernst & Young LLP’s report on internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements of Opnext, Inc. and its subsidiaries, including review services performed in connection with the Company’s 401(k) benefit plan performed during the fiscal year ended March 31, 2010.

(3)	Tax fees consist of fees billed for professional services rendered for tax-related matters associated with Opnext Germany GmbH, transfer pricing analyses and documentation and miscellaneous tax-related consultations.

(4)	All other fees consist of fees paid for review services performed in connection with acquisition activities.
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
Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors
     Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of the services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year ended March 31, 2010, all services were pre-approved in accordance with these procedures.
July 29, 2010

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
     (a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.
Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit
No.	Description of Document
10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.30	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.31	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.32	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.33+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.(7)

10.34+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

Exhibit
No.	Description of Document
21	List of Subsidiaries.(7)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.
	By:	/s/ Gilles Bouchard
Gilles Bouchard, President,
Chief Executive Officer and Director

	By:	/s/ Robert J. Nobile
Robert J. Nobile,
Dated: July 29, 2010		Chief Financial Officer and Senior Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Gilles Bouchard Gilles Bouchard	Director, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

*	Director and Chairman of the Board
Harry L. Bosco

*	Director and Co-Chairman of the Board
Dr. David Lee

*	Director
Charles J. Abbe

*	Director
Kendall W. Cowan
*	Director
Shinjiro Iwata

*	Director
Dr. Isamu Kuru

*	Director
Ryuichi Otsuki

*	Director
John F. Otto, Jr.

*	Director
Philip F. Otto

*	Director
William L. Smith

* By /s/ Robert J. Nobile
Attorney-in-fact
Dated: July 29, 2010

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