Form 10-Q
period 2010-06-30
OPNEXT INC
filed 2010-08-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of August 2, 2010, 89,889,092 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Opnext, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $993 and $1,205 of restricted cash at June 30 and March 31, 2010, respectively	$106,886	$132,643
Trade receivables, net, including $5,180 and $3,454 due from related parties at June 30 and March 31, 2010, respectively	62,996	54,849
Inventories	101,692	93,018
Prepaid expenses and other current assets	7,819	4,755

Total current assets	279,393	285,265
Property, plant, and equipment, net	63,235	60,322
Purchased intangibles	22,434	24,220
Other assets	449	491

Total assets	$365,511	$370,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $5,882 and $4,707 due to related parties at June 30 and March 31, 2010, respectively	$47,231	$44,040
Accrued expenses	22,711	22,101
Short-term debt	22,650	21,430
Capital lease obligations	13,227	12,515

Total current liabilities	105,819	100,086
Capital lease obligations	12,086	11,202
Other long-term liabilities	5,873	5,470

Total liabilities	123,778	116,758

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,215,633 issued, 89,880,632 outstanding, net of 58,630 shares of treasury stock, at June 30, 2010 and; 91,130,377 issued, 89,857,936 outstanding, net of 58,630 shares of treasury stock, at March 31, 2010	725	725
Additional paid-in capital	718,407	716,315
Accumulated deficit	(489,405)	(473,145)
Accumulated other comprehensive income	12,006	9,645

Total shareholders’ equity	241,733	253,540

Total liabilities and shareholders’ equity	$365,511	$370,298

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009
Revenues, including $6,014 and $6,523 from related parties, for the three-month periods ended June 30, 2010 and 2009, respectively	$78,866	$85,309
Cost of sales	62,630	67,118
Amortization of acquired developed technology	1,445	1,445

Gross margin	14,791	16,746
Research and development expenses, including $916 and $925 from related parties, for the three-month periods ended June 30, 2010 and 2009, respectively	16,382	19,064
Selling, general and administrative expenses, including $976 and $809 from related parties, for the three-month periods ended June 30, 2010 and 2009, respectively	14,276	14,440
Amortization of purchased intangibles	342	6,214
(Gain) loss on disposal of property and equipment	(11)	9

Operating loss	(16,198)	(22,981)
Interest expense, net	(186)	(93)
Other income (expense), net	145	(628)

Loss before income taxes	(16,239)	(23,702)
Income tax expense	(21)	(15)

Net loss	$(16,260)	$(23,717)

Net loss per share:
Basic	$(0.18)	$(0.27)
Diluted	$(0.18)	$(0.27)
Weighted average number of shares used in computing net loss per share:
Basic	89,873	88,656
Diluted	89,873	88,656
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(16,260)	$(23,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,754	5,724
Amortization of purchased intangibles	1,787	7,659
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	—	1,518
Stock-based compensation expense associated with equity awards	2,053	1,647
(Gain) loss on sale of property and equipment	(11)	9
Changes in assets and liabilities:
Trade receivables, net	(8,751)	5,059
Inventories	(5,389)	(2,919)
Prepaid expenses and other current assets	(2,888)	(834)
Other assets	42	(80)
Trade payables	1,363	6,840
Accrued expenses and other liabilities	2,637	(48)

Net cash (used in) provided by operating activities	(19,663)	858

Cash flows from investing activities
Capital expenditures	(3,115)	(1,722)

Net cash used in investing activities	(3,115)	(1,722)

Cash flows from financing activities
Payments on capital lease obligations	(2,635)	(2,789)
Exercise of stock options	38	—

Net cash used in financing activities	(2,597)	(2,789)
Effect of foreign currency exchange rates on cash and cash equivalents	(382)	2

Decrease in cash and cash equivalents	(25,757)	(3,651)
Cash and cash equivalents at beginning of period	132,643	168,909

Cash and cash equivalents at end of period	$106,886	$165,258

Non-cash financing activities
Capital lease obligations incurred	$(2,865)	$(109)
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Background and Basis of Presentation
     Opnext, Inc. and subsidiaries (which may be referred to in these financial statements as “OPI,” “Opnext,” the “Company,” “we,” “us,” or “our”) is a leading designer and manufacturer of optical subsystems, modules and components that enable high-speed telecommunications and data communications networks, as well as lasers and infrared LEDs for industrial and commercial applications.
     The financial information for the Company as of June 30, 2010 and for the three-month periods ended June 30, 2010 and 2009 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed on June 14, 2010.
2. Summary of Significant Accounting Policies
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
     The Company participates in vendor managed inventory (“VMI”) programs with certain customers whereby the Company maintains an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production in the manufacture of the customer’s product. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title has passed to the customer at a previously agreed upon price.
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
    Fair Value Measurements
     Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 assets or liabilities. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets or liabilities does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets or liabilities are prepared on an individual asset or liability basis using data obtained from recent transactions for identical assets or liabilities in inactive markets or pricing data for similar assets or liabilities in active and inactive markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
     As of June 30 and March 31, 2010, the Company had $56,510 and $82,487, respectively, of money market funds that were recorded at fair value based on Level 1 quoted market prices classified as cash and cash equivalents. At June 30, 2010, the Company had three forward foreign currency exchange contracts classified in other current assets recorded at a fair value of $386, and at March 31, 2010, the Company had six forward foreign currency exchange contracts classified in accrued expenses recorded at a fair value of $251, based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 90 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $12.0 million in aggregate at any point in time during the three-month period ended June 30, 2010. The total realized benefits from the foreign currency exchange forward contracts were $125 and $363 for the three-month periods ended June 30, 2010 and 2009, respectively, and were included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
3. Restructuring Charges
     As of June 30, 2010, the Company had recorded liabilities of $427 related to facility consolidation charges in connection with the relocation of the Company’s headquarters to Fremont, California. During the three-month periods ended June 30, 2010 and 2009, in connection with the acquisition of StrataLight Communications, Inc. (“StrataLight”), the Company recorded charges related to workforce reductions of $213 and $520, respectively. As of March 31, 2010, the Company had recorded liabilities for severance and related benefit charges of $121 and facility consolidation charges of $502. During the period from January 9, 2009, the StrataLight acquisition date, to June 30, 2010, the Company incurred total facility consolidation charges of $819 and severance and related benefit charges of $1,924. The Company expects that the restructuring activity will be substantially complete by the end of the fiscal year ending March 31, 2011.
4. Inventories
     Components of inventories are summarized as follows:

	June 30,	March 31,
	2010	2010
Raw materials	$55,440	$49,859
Work-in-process	16,529	14,810
Finished goods	29,723	28,349

Inventories	$101,692	$93,018

     Inventories included $19,887 and $23,599 of inventory consigned to customers and contract manufacturers at June 30 and March 31, 2010, respectively.
5. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	June 30,	March 31,
	2010	2010
Machinery, electronic, and other equipment	$256,764	$245,154
Computer software	18,349	17,928
Building improvements	5,930	6,093
Construction-in-progress	10,807	5,755

Total property, plant, and equipment	291,850	274,930
Less accumulated depreciation and amortization	(228,615)	(214,608)

Property, plant, and equipment, net	$63,235	$60,322

          Property, plant and equipment included capitalized leases of $59,913 and $56,682 at June 30 and March 31, 2010, respectively, and related accumulated depreciation of $33,177 and $28,782 at June 30 and March 31, 2010, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $190 and $413 for the three-month periods ended June 30, 2010 and 2009, respectively.
6. Intangible Assets
     As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
     The components of the intangible assets at June 30, 2010 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(8,546)	$20,354
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(2,020)	2,080

Total intangible assets	$46,100	$(23,666)	$22,434

     Intangible assets amortization expense was $1,787 and $7,659 for the three-month periods ended June 30, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2010:

Amount
Year Ended March 31,
2011	$5,360
2012	6,834
2013	5,780
2014	4,460

Total	$22,434

7. Income Taxes
     During the three-month period ended June 30, 2010, the Company recorded $21 of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other profitable tax jurisdictions, the Company did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended June 30, 2009, the Company recorded $15 of current income tax expense attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     As of June 30, 2010 and 2009, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of June 30 and March 31, 2010.
     The Company is subject to taxation in the United States, Japan, Germany and various state, local and other foreign jurisdictions. The Company’s U.S. federal, Japan, Germany and New Jersey state income tax returns have been examined by the respective taxing authorities through the fiscal years ended March 31, 2008, March 31, 2006, March 31, 2007 and March 31, 2007, respectively. There are no income tax examinations currently in progress.

8. Stockholders’ Equity
   Common and Preferred Stock
     The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of June 30, 2010, no shares of preferred stock had been issued. In connection with the acquisition of StrataLight, 118 common shares were held in an escrow account as of June 30, 2010 pending final resolution of indemnification claims.
   Rights Agreement
     On June 18, 2009, the Company’s board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect the Company’s net operating loss carryforwards and other related tax attributes (“NOLs”) that the board of directors considered to be a valuable asset that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from the Company’s board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), with the result of limiting the availability for future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
     On June 22, 2009, the Company distributed a dividend of one preferred stock purchase right on each outstanding share of the Company’s common stock to holders of record on such date. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly created series A junior participating preferred stock of the Company at an exercise price of $17.00. The Company’s board of directors is entitled to redeem the rights at a price of $0.01 per right at any time before a person has acquired 4.99% or more of the outstanding common stock.
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
     If a person acquires 4.99% or more of the outstanding common stock of the Company, each right will entitle the right holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. The person who acquired 4.99% or more of the outstanding common stock of the Company is referred to as the “acquiring person.” Existing stockholders of the Company who already own 4.99% or more of the Company’s common stock would only be an “acquiring person” if they acquired additional shares of common stock. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Company’s board of directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the right’s exercise price.
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting events that, when taken together with other changes in ownership of the Company’s common stock by its five percent or greater stockholders during the prior three-year period, constituted an “ownership change” for the Company as such term is defined in Section 382 of the Code, with the result of limiting the availability of the Company’s NOLs for future use.
9. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share includes dilutive common stock equivalents, using the treasury stock method, when dilutive.

     The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2010	2009
Numerator:
Net loss, basic and diluted	$(16,260)	$(23,717)

Denominator:
Weighted average shares outstanding — basic	89,873	88,656
Effect of potentially dilutive options	—	—
Effect of potentially restrictive share units	—	—

Weighted average shares outstanding — diluted	89,873	88,656

Basic net loss per share	$(0.18)	$(0.27)

Diluted net loss per share	$(0.18)	$(0.27)

     The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	June 30,
	2010	2009
Stock options	14,851	9,974
Stock appreciation rights	516	543
Restricted stock units and other	391	193

Total	15,758	10,710

10. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) as of June 30 and March 31, 2010 were as follows:

	June 30,	March 31,
	2010	2010
Foreign currency translation adjustment	11,663	9,960
Unrealized income (loss) on foreign currency forward contract	386	(251)
Defined benefit plan costs, net	(43)	(64)

Accumulated other comprehensive income	$12,006	$9,645

     The components of comprehensive loss for the three-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
Net loss	$(16,260)	$(23,717)
Other comprehensive income:
Foreign currency translation adjustment	1,703	1,692
Change in valuation of foreign currency contracts	637	60
Change in defined benefit plan actuarial assumptions	21	19

Total comprehensive loss	$(13,899)	$(21,946)

11. Employee Benefits
     The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company historically matched employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributed. All matching contributions vested immediately. On April 1, 2009, the Company suspended its matching contributions to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contributions to the Plan in the three-month periods ended June 30, 2010 and 2009. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month periods ended June 30, 2010 and 2009.

     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $215 and $204 for the three-month periods ended June 30, 2010 and 2009, respectively. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 30 and March 31, 2010, there were no plan assets. Net periodic benefit costs for the three-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
Pension benefit:
Service cost	$239	$225
Interest cost	25	19
Amortization of prior service cost	21	20

Net pension plan loss	$285	$264

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%
Salary increase rate	2.7%	2.8%
Expected residual active life	15.5 years	15.8 years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

	Three Months Ended June 30,
	2010	2009
Benefit obligation at beginning of period	$4,957	$3,828
Service cost	239	225
Interest cost	25	19
Realized actuarial loss (gain)	—	—
Benefits paid	(35)	(7)
Foreign currency translation	292	107

Benefit obligation at end of period	$5,478	$4,172

	June 30,	March 31,
	2010	2010
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$107	$85
Other long-term liabilities	5,371	4,872

Net amount recognized	$5,478	$4,957

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$264	$258
Prior service cost	(307)	(322)

Accumulated other comprehensive income	$(43)	$(64)

     The Company estimates the future benefit payments for the defined benefits plan will be as follows; $85 in 2011, $154 in 2012, $105 in 2013, $323 in 2014, $205 in 2015 and $2,658 in total over the five years 2016 through 2020.
12. Stock-Based Incentive Plans
     The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of June 30, 2010, this plan had 3,408 shares of common stock available for future grants.
    Restricted Stock
     Restricted stock units represent the right to receive a share of Opnext stock at a designated time in the future, provided that the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. The restricted stock units are convertible into common shares on a one-for-one basis on or within 15 days following the earliest to occur of the date of the director’s separation from service, the date of the director’s death or the date of a change in control of the Company. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares and do not have the right to vote or any other rights of a shareholder until such time as the underlying shares of stock are distributed.
The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Non-vested balance at March 31, 2010	166	$1.90
Vested	(20)	1.72
Converted	—	—

Non-vested balance at June 30, 2010	146	$1.92	$241	0.6

Vested at June 30, 2010	193	$2.55	$319

     During the three-month period ended June 30, 2010, the Company did not issue any restricted stock units. All previous issuances were to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $78 and $94 was recognized for all awards in the three-month periods ended June 30, 2010 and 2009, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $161 at June 30, 2010.
Employee Incentive Award Program
     On May 17, 2010, an annual incentive award program (the “Program”) for the Company’s fiscal year ending March 31, 2011 was approved by the Compensation Committee (the “Committee”) of the Company’s board of directors, which provides for the payment of fully vested shares of the Company’s common stock under the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan based upon the achievement of pre-established corporate and individual performance objectives. Employees of the Company at specified grade levels, including the Company’s executive officers, are eligible to participate in the Program. The individual performance objectives relate to certain functional goals established by the Committee based on the recipient’s position within the Company, and include, without limitation, goals relating to product delivery, organizational and leadership development, customer revenue, financial statement objectives, and supplier related objectives. The Company performance objectives relate to the Company’s achievement of a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain recipients, the achievement of other financial goals established for the Company or particular business units of the Company, including, without limitation, operating profit, revenue and operational objectives. The achievement of any performance objectives will be determined by the Committee in its sole discretion. An employee’s right to receive a stock bonus under the Program is subject to and conditioned on his or her active employment with the Company in good standing on the date on which the shares related to such stock bonus are issued. Any payments under the Program are expected to be made following the first regularly scheduled meeting of the Committee that occurs after the close of the Company’s fiscal year ending March 31, 2011 in accordance with the Company’s equity grant policies.
     As of June 30, 2010, 1,017 shares with a fair value of $2.34 were anticipated to be distributed. During the three months ended June 30, 2010, total compensation expense of $329 was recorded, with $2,051 of additional compensation expense anticipated to be recorded over the remainder of the fiscal year ending March 31, 2011.
   Stock Options
     Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant and generally have a ten- or seven-year life. At March 31, 2010 and 2009, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month periods ended June 30, 2010 and 2009, respectively.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation and the assumptions noted in the following table:

	Three Months Ended June 30,
	2010	2009
Expected term (in years)	4.75	3.60
Volatility	83.8%	88.8%
Risk-free interest rate	1.92%	1.48%
Dividend yield	—	—
Forfeiture rate	10.0%	10.0%
     Compensation expense for employee stock option awards was $1,634 and $1,482 for the three-month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $15,727 and will be recognized over the remaining weighted average vesting period of three years. The weighted average fair value of options granted during the three-month periods ended June 30, 2010 and 2009 was $1.33 and $1.40, respectively.
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2010	13,355	$6.16
Granted	2,036	2.04
Forfeited or expired	(517)	4.23
Exercised	(23)	1.68

Balance at June 30, 2010	14,851	$5.67	$18	7.4

Options exercisable at June 30, 2010	5,258	$10.43	$18	4.5

     The following table summarizes information concerning outstanding and exercisable options at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 — $1.68	1,496	7.2	$1.67	638	5.2	$1.65
$1.74 — $2.73	7,274	6.4	2.14	571	5.6	2.30
$4.47 — $8.89	2,559	5.8	5.98	810	5.6	6.07
$11.34 — $15.00	3,522	2.6	14.44	3,239	2.2	14.68

Total	14,851			5,258

   Stock Appreciation Rights (SAR)
     The Company has awarded stock appreciation rights to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. As of June 30, 2010, the Company had 555 SARs outstanding, 516 requiring settlement in the Company’s stock with average remaining lives of 3.9 years and 39 requiring settlement in cash with average remaining lives of 3.9 years. The Company did not grant any stock appreciation rights during the three months ended June 30, 2010.
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $12 and $24 for the three-month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010, the total compensation expense related to these stock appreciation rights to be recognized over the remaining weighted average vesting period of three months was $11, net of estimated forfeitures. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.

13. Short-Term Debt
     The Company entered into a $20,060 short-term yen-denominated loan with The Sumitomo Trust Bank on March 28, 2008, which is due monthly unless renewed. As of June 30 and March 31, 2010, the outstanding balance was $22,650 and $21,430, respectively. Interest is paid monthly on the loan at TIBOR plus a premium. The total interest expense and weighted average interest rates for the three-month periods ended June 30, 2010 and 2009 were $77 and 1.41%, and $74 and 1.44%, respectively.
14. Concentrations of Risk
     At June 30 and March 31, 2010, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month period ended June 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Huawei Technologies Co., Ltd. (“Huawei”), represented 51.0% of total revenues. For the three-month period ended June 30, 2009, sales to three customers in aggregate, Ciena Corporation, Cisco and Nokia Siemens Network (“NSN”), represented 57.6% of total revenues. No other customer accounted for more than 10% of total revenues in any of these periods. At June 30, 2010, Alcatel-Lucent and Huawei accounted for 25.2% of total accounts receivable and at March 31, 2010, Alcatel-Lucent and NSN accounted for 26.0% of accounts receivable.
15. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $870 and $928 for three-month periods ended June 30, 2010 and 2009, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at June 30, 2010:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2011	$10,991	$2,719
2012	8,471	1,292
2013	5,371	364
2014	907	248
2015	676	—
Thereafter	195	—

Total minimum lease payments	26,611	$4,623

Less amount representing interest	(1,298)

Present value of capitalized payments	25,313
Less current portion	(13,227)

Long-term portion	$12,086

     As of June 30, 2010, the Company had outstanding purchase commitments of $85,874, primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Three Months Ended June 30,
	2010	2009
Beginning balance	$7,583	$11,922
Warranty provision on new product sold	326	956
Warranty claims processed including warranty expirations	(937)	(2,412)
Foreign currency translation and other adjustments	95	53

Ending balance	$7,067	$10,519

     On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. We intend to defend ourselves vigorously in this litigation.
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
          Opto Device, Ltd. (OPD”) was established on February 8, 2002, and on October 1, 2002 OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged into OPJ.
          The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $6,014 and $6,523 for the three-month periods ended June 30, 2010 and 2009, respectively. Purchases from Hitachi and its subsidiaries were $6,219 and $5,748 for the three-month periods ended June 30, 2010 and 2009, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $556 and $629 for the three-month periods ended June 30, 2010 and 2009, respectively. At June 30 and March 31, 2010, the Company had accounts receivable from Hitachi and its subsidiaries of $5,180 and $3,454, respectively. In addition, at June 30 and March 31, 2010, the Company had accounts payable to Hitachi and its subsidiaries of $5,882 and $4,707, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.
     Opnext Japan, Inc. Related Party Agreements
          In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
     Sales Transition Agreement
          Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $399 and $161 for the three-month periods ended June 30, 2010 and 2009, respectively.
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
          In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication licenses certain intellectual property rights to Opnext Japan on a fully paid, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication on a fully paid, nonexclusive basis, in each case on the terms and subject to the conditions stated therein.
     Opnext Japan Research and Development Agreement
          Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor Business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $841 and $853 for the three-month periods ended June 30, 2010 and 2009, respectively.
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
     Preferred Provider and Procurement Agreements
          Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the arrangements established by these agreements. Sales under these arrangements were $6,014 and $6,523 for the three-month periods ended June 30, 2010 and 2009, respectively.
     Raw Materials Supply Agreement
          Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $6,219 and $5,748 for the three-month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010, Opnext had accounts payable to Hitachi and its subsidiaries of $5,882 pursuant to such purchases.
     Outsourcing Agreement
          Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to this agreement were $556 and $453 for the three-month periods ended June 30, 2010 and 2009, respectively.
     Logistics and Distribution Agreements
          Opnext entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to Opnext and its subsidiaries logistic services, such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses were $399 and $161 for the three-month periods ended June 30, 2010 and 2009, respectively, in connection with the agreement.
          Opnext sells its products directly to end users and through distributors. During the three-month period ended June 30, 2010, certain subsidiaries or affiliates of Hitachi, including Hitachi High Technologies, Renesas Technology and Renesas Devices, acted as distributors for Opnext in Japan pursuant to distribution agreements entered into with such parties. These agreements were entered into for initial one-year terms and are automatically renewable for one-year periods.

Such agreements are basic distributor contracts. Sales pursuant to these agreements were $2,677 and $414 for the three-month periods ended June 30, 2010 and 2009, respectively.
     Software User License Agreement with Renesas Technology
          Opnext Japan and Renesas Technology are parties to a software user license agreement, pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive royalty-free, fully paid right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires on October 20, 2010.
     Capital Leases with Hitachi Capital Corporation
          Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. As of June 30, 2010, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $25,313. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and five seconded employees at June 30 and March 31, 2010, respectively.
     Lease Agreements
          Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $189 and $179 for the three-month periods ended June 30, 2010 and 2009, respectively.
     OPD Related Party Agreements
          In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the following related party agreements were entered into:
     Intellectual Property License Agreement
          OPD and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to OPD on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis, and OPD licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to OPD, to the extent that Hitachi has the right to make available such rights to OPD, in accordance with the terms and conditions of the Intellectual Property License Agreement.
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiaries. There were no seconded employees at June 30, 2010, and one seconded employee at March 31, 2010.

     Lease Agreement
          OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $12 and $16 for the three-month periods ended June 30, 2010 and 2009, respectively.
17. Operating Segments and Geographic Information
     Operating Segments
     The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication, data communication, industrial and commercial applications.
     Geographic Information

	Three Months Ended June 30,
	2010	2009
Revenues:
North America	$34,822	$41,728
Europe	17,275	27,894
Asia Pacific	16,354	7,625
Japan	10,415	8,062

Total	$78,866	$85,309

          Revenues attributed to geographic areas are based on the bill to location of the customer.

	June 30,	March 31,
	2010	2010
Assets:
North America	$211,556	$230,851
Japan	132,468	121,122
Europe	21,487	18,325

Total	$365,511	$370,298

          The geographic designation of assets represents the country in which title is held.
18. Subsequent Events
          The Company has determined that there are no material recognized or unrecognized subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Forward-Looking Statements
          The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include current and future economic conditions and events and their impact on us and our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this quarterly report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 14, 2010. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on June 14, 2010,.
Overview and Background
          We were incorporated as a wholly owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial products. In June 2003, we acquired Pine Photonics Communication Inc., or Pine, and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the United States, Europe, Japan and China, which are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the United States and Japan. In addition, we use contract manufacturers that are located in China, Japan, the Philippines, Taiwan, Thailand and the United States. Certain of our contract manufacturers that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
     Revenues
          Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.5% and 97.3% of our total revenues during the three-month periods ended June 30, 2010 and 2009, respectively. Also during the three-month periods ended June 30, 2010 and 2009, sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 70.8% and 56.2% of our total revenues, respectively, while sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 19.3% and 41.0% of our total revenues, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.
          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month period ended June 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Huawei Technologies Co., Ltd. (“Huawei”), represented 51.0% of total revenues. For the three-month period ended June 30, 2009, sales to three customers in aggregate, Ciena Corporation (“Ciena”), Cisco and Nokia Siemens Networks, represented 57.6% of total revenues. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.

          During the three-month periods ended June 30, 2010 and 2009, sales attributed North America represented 44.2% and 48.9% of revenues, sales attributed to Europe represented 21.9% and 32.7% of revenues, sales attributed to Asia Pacific (excluding Japan) represented 20.7% and 8.9% of sales, and sales attributed to Japan represented 13.2% and 9.5% of revenues, respectively.
          Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended June 30, 2010 and 2009, 13.8% and 9.5% of our sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
     Cost of Sales and Gross Margin
          Our cost of sales primarily consists of materials, including components, that are either (i) assembled at one of our three internal manufacturing facilities or at one of our contract manufacturers or (ii) procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or, in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.
          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 41.1% and 28.7% during the three-month periods ended June 30, 2010 and 2009, respectively. The increase in the portion of our cost of sales denominated in Japanese yen during the three-month period ended June 30, 2010 was primarily attributable to the decline in sales of 40Gbps subsystems, which are denominated in U.S. dollars.
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
     Research and Development Expenses
          Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $0.8 million and $0.9 million of expenses in connection with these agreements during the three-month periods ended June 30, 2010 and 2009, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and the expenses associated with other contract research and development related services.
     Selling, General and Administrative Expenses
          Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. Selling, general and administrative expenses are also impacted by the continuing costs associated with pending litigation.
     Inventory
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of June 30, and March 31, 2010, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $7.2 million and $7.5 million, respectively.
     Income Taxes
          We are subject to taxation in the United States, Japan, Germany and various state, local and other foreign jurisdictions. Our U.S. federal, Japan, Germany and New Jersey state income tax returns have been examined by the respective taxing authorities through the fiscal years ended March 31, 2008, March 31, 2006, March 31, 2007 and March 31, 2007, respectively. There are no income tax examinations currently in progress.
Factors That May Influence Future Results of Operations
     Global Economic Conditions
          The credit and financial markets continue to experience significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy and credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
     Expense Reduction Actions
          On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce, elimination of bonuses for the fiscal year ended March 31, 2009, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. The ten percent reduction in executive salaries and director cash compensation, the five percent reduction in salaries for other employees and the suspension of our matching contribution to the 401(k) plan were each subsequently extended through the end of the fiscal year ended March 31, 2010. In addition, in October 2009 we further reduced our global workforce by approximately five percent. As of April 1, 2010, executive and other employee salaries and director cash compensation were restored to their levels prior to the reduction. Such restored compensation is expected to increase our annualized cost and operating expense structure by approximately $4.5 million in the fiscal year ending March 31, 2011 relative to the level of such expenses in the fiscal year ended March 31, 2010. Our matching contribution to the 401(k) plan remains suspended pending further determination.
     Revenues
          Our revenues are affected by the capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be generally characterized by increasing volumes. The increasing demand for our products is primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications.
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
          Our revenues are also impacted by our ability to procure critical component parts for our products from our suppliers. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased significantly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products can adversely affect our ability to fulfill customer orders and, therefore, our results of operations. For example, during each of the quarters ended June 30 and March 31, 2010, we experienced significant limitations on the components available from certain of our suppliers resulting in losses of anticipated sales. While we cannot predict the duration or extent of these supply limitations, we anticipate that such limitations will continue to impact us to some extent during our fiscal year ending March 31, 2011.
          Our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen. Our sales denominated in U.S. dollars represented 85.3% and 90.2% of our revenues, and our sales denominated in Japanese yen represented 13.8% and 9.5% of our revenues, for the three-month periods ended June 30, 2010 and 2009, respectively. To the extent we generate sales in currencies other than the U.S. dollar, our future revenues will be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.
          During the year ended March 31, 2010, we began to enter into development agreements to design, develop and manufacture complex products, primarily 40Gbps and 100Gbps optical modules and subsystems, according to the specifications of the customer. Given that such agreements may in the future represent significant revenue for us, the timing of execution and delivery on the requirements of any such agreement may have a substantial effect on our ability to recognize revenue for a particular period. In addition, since the receipt of payments and recognition of revenue pursuant to such development agreements are generally subject to the completion of milestones, the revenue related to any such agreement may be subject to deferral or may not be recognized at all if the relevant milestone is not achieved. Finally, since the revenue associated with such agreements can have nominal corresponding cost of sales, these agreements can have a substantial effect on our gross margin during the period in which such revenue and associated cost of sales is recognized.
     Cost of Sales and Gross Margin
           Our cost of sales is and will continue to be exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. For example, our cost of sales denominated in Japanese yen was 41.1% and 28.7% during the three-month periods ended June 30, 2010 and 2009, respectively.
          In recent periods, certain of our products that operate at 10Gbps data rates have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, the level of vertical integration, and intensified competition in such product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of such products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of such products, we may continue to experience diminished gross margins in connection with the sales of such products.
          We experienced several sequential quarterly declines in sales of our 40Gbps subsystems products in our most recent quarterly periods. Continuation of this unfavorable sales trend could negatively affect future gross margins, given that our gross margins are generally higher on our 40Gbps and above products.
     Potential Impairment of Long-Lived Assets
          While we continue to believe that the acquisition of StrataLight complements our core of high speed client technologies, StrataLight has not contributed the level of revenues that we initially anticipated. For example, StrataLight contributed revenues of $8.5 million in the quarter ended June 30, 2010 as compared to revenues of $32.3 million in the quarter ended June 30, 2009. As of March 31, 2009, we recorded a goodwill impairment charge that represented the full amount of goodwill recorded in connection with such acquisition. Continuation of this unfavorable level of contribution from StrataLight could result in the impairment of the long-lived assets associated with the StrataLight business, including the remaining intangible assets which were valued at $22.4 million as of June 30, 2010, and could adversely affect our future financial results.
     Research and Development Expense
          Our research and development expense will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products. We will continue to invest in our research and development efforts.
     Selling, General and Administrative Expenses
          We expect that out selling, general and administrative expenses will fluctuate with sales volume and be impacted by the continuing costs associated with pending litigation.

Critical Accounting Policies
          There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Results of Operations for the Three-Month Periods Ended June 30, 2010 and 2009
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended June 30,
	2010	2009	2010	2009
	(in dollars)		(as a percentage of sales)
Revenues	$78,866	$85,309	100.0%	100.0%
Cost of sales	62,630	67,118	79.4%	78.7%
Amortization of developed product research	1,445	1,445	1.8%	1.7%

Gross margin	14,791	16,746	18.8%	19.6%
Research and development expenses	16,382	19,064	20.8%	22.3%
Selling, general and administrative expenses	14,276	14,440	18.1%	16.9%
Amortization of purchased intangibles	342	6,214	0.4%	7.3%
(Gain) loss on disposal of property and equipment	(11)	9	(0.0)%	0.0%

Operating loss	(16,198)	(22,981)	(20.6)%	(26.9)%
Interest (expense) income, net	(186)	(93)	(0.2)%	(0.1)%
Other income (expense), net	145	(628)	0.2%	(0.7)%

Loss before income taxes	(16,239)	(23,702)	(20.6)%	(27.8)%
Income tax expense	(21)	(15)	(0.0)%	(0.0)%

Net loss	$(16,260)	$(23,717)	(20.6)%	(27.8)%

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009
          Revenues. Revenues decreased $6.4 million, or 7.5%, to $78.9 million, compared to $85.3 million for the three-month period ended June 30, 2009. Revenue from sales of 40Gbps and above products decreased $18.6 million, or 53.3%, to $16.3 million compared to the three-month period ended June 30, 2009, primarily as a result of a decline in 40Gbps subsystems sales, partially offset by increased sales of 40Gbps and 100Gbps modules. Revenue from sales of 10Gbps and below products increased $7.8 million, or 16.3%, to $55.8 million compared to the three-month period ended June 30, 2009 due to higher sales of XFP and SFP+ modules, partially offset by decreased sales of Xenpak and SFP modules. Revenue from sales of our industrial and commercial products increased $4.4 million, or 191.3%, to $6.7 million compared to the three-month period ended June 30, 2009.
          Gross Margin. Gross margin decreased $2.0 million, or 12.0%, to $14.8 million in the three-month period ended June 30, 2010, from $16.7 million in the three-month period ended June 30, 2009. Gross margin for the three-month period ended June 30, 2010 includes a $2.0 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended June 30, 2010 and 2009 included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended June 30, 2009 included a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.5 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the three-month periods ended June 30, 2010 and 2009 included charges of $0.7 million and $1.8 million, respectively, for excess and obsolete inventory reserves.
          Gross margin as a percentage of sales decreased to 18.8% for the three-month period ended June 30, 2010, from 19.6% for the corresponding period in 2009 due to the unfavorable impact of lower 40Gbps and above product sales, lower average selling prices and the negative effect from fluctuations in foreign currency exchange rates, partially offset by lower average per unit material and outsourcing costs and lower excess and obsolete inventory charges.
          Research and Development Expenses. Research and development expenses decreased $2.7 million to $16.4 million for the three-month period ended June 30, 2010, from $19.1 million for the three-month period ended June 30, 2009, despite a $0.4 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 20.8% for the three-month period ended June 30, 2010, from 22.3% for the corresponding period in 2009 as a result of the elimination of Employee Liquidity Bonus Plan payments made during the three months ended June 30, 2009 as well as employee headcount reductions and reduced outsourcing services and material costs.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million to $14.3 million for the three-month period ending June 30, 2010, from $14.4 million for the three-month period ended June 30, 2009. Selling, general and administrative expenses increased as a percentage of sales to 18.1% for the three-month period ended June 30, 2010, from 16.9% for the corresponding period in 2009.
          Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for the three-month period ended June 30, 2010, and all of such amortization related to customer relationships. Amortization of purchased intangibles related to the acquisition of StrataLight was $6.2 million for the three-month period ended June 30, 2009 and consisted of $5.9 million related to order backlog and $0.3 million related to customer relationships.
          Interest Expense, Net. Interest expense, net, increased $0.1 million to $0.2 million in the three-month period ended June 30, 2010, from $0.1 million in the corresponding period in 2009. Interest expense, net, for each of the three-month periods ended June 30, 2010 and 2009 consisted of interest expense on short-term debt and interest earned on cash and cash equivalents. The increase in interest expense, net, primarily reflected the decrease in interest income earned on cash and cash equivalent balances over the respective periods.
          Other Income (Expense). Other income (expense) consisted of other income of $0.1 million for the three-month period ended June 30, 2010 and other expense of $0.6 million for the three-month period ended June 30, 2009. Other income (expense) consisted primarily of net exchange gains and losses on foreign currency transactions.
          Income Taxes. During the three-month period ended June 30, 2010, we recorded $21,000 of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other profitable tax jurisdictions, we did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. During the three-month period ended June 30, 2009, we recorded $15,000 of current income tax expense attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Because of the uncertainty regarding the timing and extent of future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
          We are subject to taxation in the United States, Japan, Germany and various state, local and other foreign jurisdictions. Our U.S. federal, Japan, Germany and New Jersey state income tax returns have been examined by the respective taxing authorities through the fiscal years ended March, 31, 2008, March 31, 2006, March 31, 2007 and March 31, 2007 respectively. There are no income tax examinations currently in progress.
Liquidity and Capital Resources
          During the three-month period ended June 30, 2010, cash and cash equivalents decreased by approximately $25.8 million to $106.9 million from $132.6 million at March 31, 2010. This decrease consisted of $19.7 million of net cash used in operating activities, $3.1 million of capital expenditures, $2.6 million of capital lease and other financing payments and $0.4 million from the effect of foreign exchange rates on cash. Net cash used in operating activities reflected our net loss of $16.3 million and an increase in net current assets excluding cash and cash equivalents of $13.1 million, partially offset by depreciation and amortization of $5.8 million, non-cash stock-based compensation expense of $2.1 million and amortization of purchased intangibles of $1.8 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from an increase in accounts receivable and higher inventory levels. During the three-month period ended June 30, 2010, we also entered into $2.9 million of new capital lease obligations.
          We believe that existing cash and cash equivalents will be sufficient to fund our anticipated cash needs for at least the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.
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
          To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended June 30, 2010 and 2009, 13.8% and 9.5%, respectively, of our sales were denominated in Japanese yen and 0.9% and 0.3%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.
          To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2010 and 2009, approximately 41.1% and 28.7%, respectively, of our cost of sales were denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
          To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange rate fluctuations. During the three-month periods ended June 30, 2010 and 2009, approximately 35.8% and 31.0%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
          As of June 30 and March 31, 2010, we had a net payable position of $5.5 million and a net receivable position of $1.2 million, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At June 30, 2010, we had three contracts in place with a nominal value of $6.0 million, and at March 31, 2010, we had six contracts in place with a nominal value of $12.0 million, with expiration dates of 90 days or less to hedge a portion of this risk. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. Gains or losses on these derivative instruments are not anticipated to have a material impact on our financial results.
          We have entered into short-term yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At June 30 and March 31, 2010, the loan balance was $22.6 million and $21.4 million, respectively. The increase of $1.2 million was due to changes in foreign currency exchange rates. Interest is paid monthly at TIBOR plus a premium and ranged from 1.26% to 1.50% and 1.36% to 1.57% during the three-month periods ended June 30, 2010 and 2009, respectively.
          To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of June 30 and March 31, 2010, we had $106.9 million and $132.6 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
          Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule15d-15(e) under the Exchange Act) as of June 30, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.
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
     Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 14, 2010 (the “Annual Report”), for a description of material legal proceedings not in the ordinary course of business as updated through the filing date of such Annual Report. There have been no material developments with respect to legal proceedings since the filing of the Annual Report.
Item 1A. Risk Factors.
          There have been no material changes to our risk factors as previously disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
          None.
Item 6. Exhibits

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

Exhibit
No.	Description of Document
10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr. Bouchard.(2)

10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.30	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.31	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.32	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.33+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.(7)

10.34+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Gilles Bouchard
Gilles Bouchard
President and Chief Executive Officer

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: August 9, 2010

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.6+	Opnext, Inc. Amended and Restated 2001 Long-Term Stock Incentive Plan.(1)

10.7+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.8	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.9	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.11	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.13	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.15	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.16	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.17	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.18	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.19	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.20	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.21	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.22	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.23+	Employment Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard, together with the form of the Nonqualified Stock Option Agreement and Restricted Stock Agreement to be entered into between the Company and Mr.Bouchard.(2)

Exhibit
No.	Description of Document
10.24+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.25+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.26+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.27+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.28+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.29+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.30	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.31	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.32	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.33+	Employment Agreement, dated as of February 18, 2009, between Opnext, Inc. and Shrichand Dodani.(7)

10.34+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.