Form 10-Q
period 2010-09-30
OPNEXT INC
filed 2010-11-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3761205 (I.R.S. Employer Identification Number)

46429 Landing Parkway Fremont, California (Address of principal executive offices)	94538 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of November 2, 2010, 89,891,592 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Opnext, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,208 and $1,205 of restricted cash at September 30 and March 31, 2010, respectively	$97,514	$132,643
Trade receivables, net, including $6,291 and $3,454 due from related parties at September 30 and March 31, 2010, respectively	69,406	54,849
Inventories	109,369	93,018
Prepaid expenses and other current assets	8,528	4,755

Total current assets	284,817	285,265
Property, plant, and equipment, net	67,558	60,322
Purchased intangibles	20,647	24,220
Other assets	433	491

Total assets	$373,455	$370,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $6,515 and $4,707 due to related parties at September 30 and March 31, 2010, respectively	$57,910	$44,040
Accrued expenses	22,883	22,101
Short-term debt	23,969	21,430
Capital lease obligations	14,204	12,515

Total current liabilities	118,966	100,086
Capital lease obligations	15,353	11,202
Other long-term liabilities	6,395	5,470

Total liabilities	140,714	116,758

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,226,593 issued, 89,891,592 outstanding, net of 58,630 shares of treasury stock, at September 30, 2010 and; 91,130,377 issued, 89,857,936 outstanding, net of 58,630 shares of treasury stock, at March 31, 2010	726	725
Additional paid-in capital	720,316	716,315
Accumulated deficit	(503,832)	(473,145)
Accumulated other comprehensive income	15,531	9,645

Total shareholders’ equity	232,741	253,540

Total liabilities and shareholders’ equity	$373,455	$370,298

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues, including $6,514 and $5,218 from related parties for the three-month periods, and $12,527 and $11,741 from related parties for the six-month periods, ended September 30, 2010 and 2009, respectively	$86,376	$80,975	$165,242	$166,284
Cost of sales	67,344	61,941	129,974	129,059
Amortization of acquired developed technology	1,445	1,445	2,890	2,890

Gross margin	17,587	17,589	32,378	34,335
Research and development expenses, including $986 and $1,080 incurred with related parties for the three-month periods, and $1,902 and $2,006 incurred with related parties for the six-month periods, ended September 30, 2010 and 2009, respectively	16,442	18,733	32,824	37,797
Selling, general and administrative expenses, including $1,220 and $1,115 incurred with related parties for the three-month periods, and $2,196 and $1,924 incurred with related parties for the six-month periods, ended September 30, 2010 and 2009, respectively	14,128	13,508	28,404	27,948
Amortization of purchased intangibles	342	2,342	684	8,556
Loss on disposal of fixed assets	250	1	239	10

Operating loss	(13,575)	(16,995)	(29,773)	(39,976)
Interest expense, net	(203)	(161)	(389)	(254)
Other expense, net	(623)	(676)	(478)	(1,304)

Loss before income taxes	(14,401)	(17,832)	(30,640)	(41,534)
Income tax expense	(26)	(81)	(47)	(96)

Net loss	$(14,427)	$(17,913)	$(30,687)	$(41,630)

Net loss per share:
Basic	$(0.16)	$(0.20)	$(0.34)	$(0.47)
Diluted	$(0.16)	$(0.20)	$(0.34)	$(0.47)
Weighted average number of shares used in computing net loss per share:
Basic	89,889	88,769	89,881	88,731
Diluted	89,889	88,769	89,881	88,731
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(30,687)	$(41,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,801	11,610
Amortization of purchased intangibles	3,574	11,446
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	—	3,035
Stock-based compensation expense associated with equity awards	3,944	3,338
Loss on disposal of fixed assets	239	10
Changes in assets and liabilities:
Trade receivables, net	(13,119)	2,140
Inventories	(9,480)	3,627
Prepaid expenses and other current assets	(3,160)	(838)
Other assets	68	(531)
Trade payables	9,551	(152)
Accrued expenses and other liabilities	1,379	1,121

Net cash used in operating activities	(25,890)	(6,824)

Cash flows from investing activities
Capital expenditures	(5,189)	(2,785)

Net cash used in investing activities	(5,189)	(2,785)

Cash flows from financing activities
Payments on capital lease obligations	(5,593)	(5,494)
Exercise of stock options	55	4

Net cash used in financing activities	(5,538)	(5,490)

Effect of foreign currency exchange rates on cash and cash equivalents	1,488	1,220

Decrease in cash and cash equivalents	(35,129)	(13,879)
Cash and cash equivalents at beginning of period	132,643	168,909

Cash and cash equivalents at end of period	$97,514	$155,030

Non-cash financing activities
Capital lease obligations incurred	$(8,422)	$(109)
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
     The financial information for the Company as of September 30, 2010, and for the three-month and six-month periods ended September 30, 2010 and 2009, is unaudited and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 14, 2010, as amended.
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
     The Company participates in vendor managed inventory (“VMI”) programs with certain customers whereby the Company maintains an agreed upon quantity of certain products at a customer-designated warehouse. Revenue pursuant to the VMI programs is recognized when the products are physically pulled by the customer, or its designated contract manufacturer, and put into production in the manufacture of the customer’s product. Simultaneous with the inventory pulls, purchase orders are received from the customer, or its designated contract manufacturer, as evidence that a purchase request and delivery have occurred and that title and risk of loss have passed to the customer at a previously agreed upon price.
     Warranties
     The Company sells certain of its products to customers with a product warranty that provides for repairs at no cost to the customer or the issuance of a credit to the customer. The length of the warranty term depends on the product being sold, but generally ranges from one year to five years. In addition to accruing for specific known warranty exposures, the Company accrues its estimated exposure to warranty claims based upon historical claim costs as a percentage of sales multiplied by prior sales still under warranty at the end of any period. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.
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
     As of September 30 and March 31, 2010, the Company had $54,539 and $82,487, respectively, of money market funds classified as cash and cash equivalents that were recorded at fair value based on Level 1 quoted market prices. At September 30, 2010, the Company had four forward foreign currency exchange contracts classified in other current assets recorded at a fair value of $211, and at March 31, 2010 the Company had six forward foreign currency exchange contracts classified in accrued expenses recorded at a fair value of $251, based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 90 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $24.0 million in aggregate at any point in time during the six-month period ended September 30, 2010. The total realized benefits from the foreign currency exchange forward contracts were $628 and $12 for the three-month periods, and $753 and $375 for the six-month periods, ended September 30, 2010 and 2009, respectively, and were included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
3. Restructuring Charges
     The Company recorded charges related to workforce reductions in connection with the acquisition of StrataLight Communications, Inc. (“StrataLight”) of $69 and $145 for the three-month periods, and $282 and $665 for the six-month periods, ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had recorded liabilities of $331 related to facility consolidation charges in connection with the relocation of the Company’s headquarters to Fremont, California and no recorded liabilities related to workforce reductions. As of March 31, 2010, the Company had recorded liabilities related to workforce reductions of $121 and recorded liabilities related to facility consolidation of $502. During the period from January 9, 2009, the StrataLight acquisition date, to September 30, 2010, the Company incurred total facility consolidation charges of $819 and workforce reduction charges of $1,993. The Company expects that the restructuring activity will be substantially complete by the end of the fiscal year ending March 31, 2011. The Company’s accrual for and the change in its restructuring charges are as follows:

	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009
	Workforce Reduction	Facilities	Workforce Reduction	Facilities
Beginning accrual balance	$121	$502	$331	$724
Restructuring charges:
Cost of goods sold	27	—	—	—
Research and development expense	201	—	166	—
Marketing and sales expense	29	—	82	—
General and administrative	24	—	417	95
Cash payments	(402)	(171)	(685)	(153)

Ending accrual balance	$—	$331	$311	$666

4. Inventories
     Components of inventories are summarized as follows:

	September 30,	March 31,
	2010	2010
Raw materials	$60,010	$49,859
Work-in-process	15,894	14,810
Finished goods	33,465	28,349

Inventories	$109,369	$93,018

     Inventories included $22,602 and $23,599 of inventory consigned to customers and contract manufacturers at September 30 and March 31, 2010, respectively.

5. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	September 30,	March 31,
	2010	2010
Machinery, electronic, and other equipment	$273,182	$245,154
Computer software	18,888	17,928
Building improvements	6,157	6,093
Construction-in-progress	16,045	5,755

Total property, plant, and equipment	314,272	274,930
Less accumulated depreciation and amortization	(246,714)	(214,608)

Property, plant, and equipment, net	$67,558	$60,322

          Property, plant and equipment included capitalized leases of $72,293 and $56,682 at September 30 and March 31, 2010, respectively, and related accumulated depreciation of $37,998 and $28,782 at September 30 and March 31, 2010, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $218 and $204 for the three-month periods, and $409 and $617 for the six-month periods, ended September 30, 2010 and 2009, respectively.
6. Intangible Assets
     As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
     The components of the intangible assets at September 30, 2010 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(9,991)	$18,909
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(2,362)	1,738

Total intangible assets	$46,100	$(25,453)	$20,647

     Intangible assets amortization expense was $1,787 and $3,787 for the three-month periods, and $3,574 and $11,446 for the six-month periods, ended September 30, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2010:

Year Ended March 31,	Amount
2011	$3,573
2012	6,834
2013	5,780
2014	4,460

Total	$20,647

7. Income Taxes
          During the three-month and six-month periods ended September 30, 2010 and 2009, the Company recorded $26 and $47, and $81 and $96, respectively, of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
          As of September 30, 2010, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of September 30 and March 31, 2010.

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
8. Stockholders’ Equity
     Common and Preferred Stock
     The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of September 30, 2010, no shares of preferred stock had been issued. In connection with the acquisition of StrataLight, 118 shares of common stock were held in an escrow account as of September 30, 2010, pending final resolution of indemnification claims.
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

     The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30		September 30,
	2010	2009	2010	2009
Net loss, basic and diluted	$(14,427)	$(17,913)	$(30,687)	$(41,630)
Denominator:
Weighted average shares outstanding — basic and diluted	89,889	88,769	89,881	88,731

Basic and diluted net loss per share	$(0.16)	$(0.20)	$(0.34)	$(0.47)

     The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	14,397	12,498	14,397	12,498
Stock appreciation rights	516	543	516	543
Restricted stock units and other	339	193	339	193

Total	15,252	13,234	15,252	13,234

10. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) as of September 30 and March 31, 2010 were as follows:

	September 30,	March 31,
	2010	2010
Foreign currency translation adjustment	15,340	9,960
Unrealized income (loss) on foreign currency forward contracts	211	(251)
Defined benefit plan costs, net	(20)	(64)

Accumulated other comprehensive income	$15,531	$9,645

     The components of comprehensive loss for the three-month and six-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(14,427)	$(17,913)	$(30,687)	$(41,630)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,677	4,951	5,380	6,643
Change in valuation of foreign currency forward contracts	(175)	—	462	60
Change in defined benefit plan actuarial assumptions	23	21	44	40

Total comprehensive loss	$(10,902)	$(12,941)	$(24,801)	$(34,887)

11. Employee Benefits
     The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company historically matched employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributed. All matching contributions vested immediately. On April 1, 2009, the Company suspended its matching contributions to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contributions to the Plan in the three-month and six-month periods ended September 30, 2010 and 2009. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month and six-month periods ended September 30, 2010 and 2009.

     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $232 and $214 for the three-month periods, and $447 and $418 for the six-month periods, ended September 30, 2010 and 2009, respectively. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 30 and March 31, 2010, there were no plan assets. Net periodic benefit costs for the three-month and six-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Pension benefit:	2010	2009	2010	2009
Service cost	$256	$235	$495	$460
Interest cost	27	20	52	40
Amortization of prior service cost	22	20	43	40

Net pension plan loss	$305	$275	$590	$540

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.7%	2.8%	2.7%	2.8%
Expected residual active life	15.5 years	15.8 years	15.5 years	15.8 years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

	Six Months Ended September 30,
	2010	2009
Benefit obligation at beginning of period	$4,957	$3,828
Service cost	495	460
Interest cost	52	40
Benefits paid	(35)	(7)
Foreign currency translation	621	426

Benefit obligation at end of period	$6,090	$4,747

	September 30,	March 31,
	2010	2010
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$133	$85
Other long-term liabilities	5,957	4,872

Net amount recognized	$6,090	$4,957

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$271	$258
Prior service cost	(291)	(322)

Accumulated other comprehensive income	$(20)	$(64)

     The Company estimates the future benefit payments for the defined benefits plan will be as follows: $85 in 2011, $154 in 2012, $105 in 2013, $323 in 2014, $205 in 2015 and $2,658 in aggregate over the five years 2016 through 2020.
12. Stock-Based Incentive Plans
     The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of September 30, 2010, this plan had 3,490 shares of common stock available for future grants.
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
     The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Non-vested balance at March 31, 2010	166	$1.90
Vested	(20)	1.72
Converted	—	—

Non-vested balance at September 30, 2010	146	$1.92	$229	0.3

Vested at September 30, 2010	193	$2.55	$303

     During the six-month period ended September 30, 2010, the Company did not issue any restricted stock units. All previous issuances were to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $68 and $88 was recognized for all awards in the three-month periods, and $145 and $182 in the six-month periods, ended September 30, 2010 and 2009, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $94 at September 30, 2010.
Employee Incentive Award Program
     On May 17, 2010, an annual incentive award program (the “Program”) for the Company’s fiscal year ending March 31, 2011 was approved by the Compensation Committee (the “Committee”) of the Company’s board of directors, which provides for the payment of fully vested shares of the Company’s common stock under the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan based upon the achievement of pre-established corporate and individual performance objectives. Employees of the Company at specified grade levels, including the Company’s executive officers, are eligible to participate in the Program. The individual performance objectives relate to certain functional goals established by the Committee based on the recipient’s position within the Company, and include, without limitation, goals relating to product delivery, organizational and leadership development, customer revenue, financial statement objectives and supplier related objectives. The Company performance objectives relate to the Company’s achievement of a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain recipients, the achievement of other financial goals established for the Company or particular business units of the Company, including, without limitation, operating profit, revenue and operational objectives. The achievement of any performance objectives will be determined by the Committee in its sole discretion. An employee’s right to receive a stock bonus under the Program is subject to and conditioned on his or her active employment with the Company in good standing on the date on which the shares related to such stock bonus are issued. Any payments under the Program are expected to be made following the first regularly scheduled meeting of the Committee that occurs after the close of the Company’s fiscal year ending March 31, 2011 in accordance with the Company’s equity grant policies.
     As of September 30, 2010, 127 shares with a fair value of $2.34 per share were anticipated to be distributed. During the three-month period ended September 30, 2010, compensation expense was reduced by $202, net, as certain goals were deemed to be unachievable and the associated shares were no longer anticipated to be distributed. Compensation expense associated with the Program for the six-month period ended September 30, 2010 was $127. At September 30, 2010, $170 of additional compensation expense associated with the Program is anticipated to be recorded over the remainder of the fiscal year ending March 31, 2011.
     Stock Options
     Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant and generally have a ten- or seven-year life. At September 30, and March 31, 2010, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the six-month periods ended September 30, 2010 and 2009, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation and the assumptions noted in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected term (in years)	4.75	4.75	4.75	4.42
Volatility	80.3%	86.2%	83.7%	86.9%
Risk-free interest rate	1.46%	2.31%	1.91%	2.07%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%
     Compensation expense for employee stock option awards was $1,995 and $1,537 for the three-month periods, and $3,629 and $3,019 for the six-month periods, ended September 30, 2010 and 2009, respectively. At September 30, 2010, total compensation cost related to unvested stock option awards granted under the Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan but not recognized was $12,920 and will be recognized over the remaining weighted average vesting period of two years. The weighted average fair value of options granted was $1.12 and $1.50 during the three-month periods, and $1.33 and $1.47 during the six-month periods, ended September 30, 2010 and 2009, respectively.
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2010	13,355	$6.16
Granted	2,080	2.03
Forfeited or expired	(1,004)	3.96
Exercised	(34)	1.59

Balance at September 30, 2010	14,397	$5.73	$11	5.1

Options exercisable at September 30, 2010	6,507	$9.26	$11	3.7

     The following table summarizes information concerning outstanding and exercisable options at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 — $1.68	1,230	6.6	$1.67	575	4.6	$1.66
$1.74 — $2.73	7,205	6.1	2.14	1,186	5.6	2.26
$4.47 — $8.89	2,496	5.6	5.99	1,433	5.2	5.86
$11.34 — $15.00	3,466	2.3	14.44	3,313	2.1	14.56

Total	14,397			6,507

     Stock Appreciation Rights (SARs)
     The Company has awarded stock appreciation rights (“SARs”) to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. During the six-month period ended September 30, 2010, the Company granted 22 SARs to its employees in China requiring settlement in cash, which vest in four years with a seven-year contract life. These rights had a Black-Scholes fair value of $1.15 per award based on an exercise price of $1.77, a risk-free rate of 1.46% and a volatility rate of 83.8%. As of September 30, 2010, the Company had 577 SARs outstanding, 516 requiring settlement in the Company’s stock with average remaining lives of 3.7 years and 61 requiring settlement in cash with average remaining lives of 4.8 years.
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $34 and $16 for the three-month periods, and $46 and $40 for the six-month periods, ended September 30, 2010 and 2009, respectively. At September 30, 2010, the total compensation expense related to these stock appreciation rights had been fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.

13. Short-Term Debt
     The Company entered into a 2,000,000 yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. As of September 30 and March 31, 2010, the outstanding balance was $23,943 and $21,430, respectively. For the three-month periods ended September 30, 2010 and 2009, interest was paid monthly on the loan at TIBOR plus a premium, and the total interest expense and weighted average annual interest rates were $86 and 1.47%, and $72 and 1.34%, respectively. The total interest expense and weighted average interest rates for the six-month periods ended September 30, 2010 and 2009 were $163 and 1.44%, and $146 and 1.39%, respectively.
14. Concentrations of Risk
     At September 30 and March 31, 2010, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month and six-month periods ended September 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Huawei Technologies Co., Ltd. (“Huawei”), represented 47.1% and 48.9% of total revenues, respectively. For the three-month and six-month periods ended September 30, 2009, sales to two customers in aggregate, Cisco and Nokia Siemens Networks (“NSN”), represented 47.6% and 47.5% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in any of these periods. At September 30, 2010, Alcatel-Lucent and Huawei accounted for 26.1% of total accounts receivable and at March 31, 2010, Alcatel-Lucent and NSN accounted for 26.0% of accounts receivable.
15. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $918 and $832 for three-month periods, and $1,788 and $1,760 for the six-month periods, ended September 30, 2010 and 2009, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at September 30, 2010:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2011	$8,536	$1,866
2012	9,875	1,773
2013	6,810	364
2014	2,107	248
2015	1,875	—
Thereafter	1,479	—

Total minimum lease payments	30,682	$4,251

Less amount representing interest	(1,125)

Present value of capitalized payments	29,557
Less current portion	(14,204)

Long-term portion	$15,353

     As of September 30, 2010, the Company had outstanding purchase commitments of $85,397, primarily for the purchase of raw materials, expected to be transacted within the next fiscal year.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Six Months Ended
	September 30,
	2010	2009
Beginning balance	$7,583	$11,922
Warranty provision on new product sold	723	751
Warranty claims processed including expirations and changes to prior estimates	(2,981)	(2,545)
Foreign currency translation and other adjustments	207	187

Ending balance	$5,532	$10,315

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
          The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $6,514 and $5,218 for the three-month periods, and $12,527 and $11,741 for the six-month periods, ended September 30, 2010 and 2009, respectively. Purchases from Hitachi and its subsidiaries were $6,975 and $4,156 for the three-month periods, and $13,194 and $9,904 for the six-month periods, ended September 30, 2010 and 2009, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $870 and $609 for the three-month periods, and $1,426 and $1,238 for the six-month periods, ended September 30, 2010 and 2009, respectively. At September 30 and March 31, 2010, the Company had accounts receivable from Hitachi and its subsidiaries of $6,291 and $3,454, respectively. In addition, at September 30 and March 31, 2010, the Company had accounts payable to Hitachi and its subsidiaries of $6,515 and $4,707, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.
     Related Party Agreements in Connection with the Transfer of the OPJ Business
          In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
     Sales Transition Agreement
          Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $327 and $486 for the three-month periods, and $726 and $647 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Intellectual Property License Agreements
          Opnext Japan and Hitachi are parties to an intellectual property license agreement pursuant to which Hitachi licenses certain intellectual property rights to Opnext Japan on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opnext Japan to the extent that Hitachi has the right to make available such rights to Opnext Japan in accordance with the terms and subject to the conditions stated therein.
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
     Opnext Japan Research and Development Agreement
          Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor Business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $900 and $1,003 for the three-month periods, and $1,741 and $1,857 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Preferred Provider and Procurement Agreements
          Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the arrangements established by these agreements. Sales under these arrangements were $6,514 and $5,218 for the three-month periods, and $12,527 and $11,741 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Raw Materials Supply Agreement
          Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $6,975 and $4,156 for the three-month periods, and $13,194 and $9,904 for the six-month periods, ended September 30, 2010 and 2009, respectively. At September 30, 2010, Opnext had accounts payable to Hitachi and its subsidiaries of $6,515 pursuant to such purchases.
     Outsourcing Agreement
          Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to this agreement were $870 and $609 for the three-month periods, and $1,426 and $1,238 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Logistics and Distribution Agreements
          Opnext entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., a wholly owned subsidiary of Hitachi (“Hitachi Transport”), pursuant to which Hitachi Transport provides to Opnext and its subsidiaries logistic services, such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses in connection with the agreement were $327 and $486 for the three-month periods, and $726 and $647 for the six-month periods, ended September 30, 2010 and 2009, respectively.
          Opnext sells its products directly to end users and through distributors. During the six-month period ended September 30, 2010, certain subsidiaries or affiliates of Hitachi, including Hitachi High Technologies, Renesas Technology and Renesas Devices, acted as distributors for Opnext in Japan pursuant to distribution agreements entered into with such parties. These agreements were entered into for initial one-year terms and are automatically renewable for one-year periods. Such agreements are basic distributor contracts. Sales pursuant to these agreements were $4,456 and $1,399 for the three-month periods, and $7,133 and $1,813 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Software User License Agreement with Renesas Technology
          Opnext Japan and Renesas Technology are parties to a software user license agreement pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive, royalty-free, fully paid right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires on October 20, 2011.
     Capital Leases with Hitachi Capital Corporation
          Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. As of September 30, 2010, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $29,557. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment.
     Secondment Agreements
          Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and five seconded employees at September 30 and March 31, 2010, respectively.

     Lease Agreements
          Opnext Japan leases certain manufacturing and administrative premises located in Totsuka, Japan from Hitachi. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $203 and $186 for the three-month periods, and $392 and $365 for the six-month periods, ended September 30, 2010 and 2009, respectively.
     Related Party Agreements in Connection with the Transfer of the OPD Business
          In connection with the transfer of the OPD Predecessor Business from Hitachi to OPD and the acquisition of OPD by the Company, the following related party agreements were entered into:
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
     Secondment Agreements
          OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiaries. There were no seconded employees at September 30, 2010, and one seconded employee at March 31, 2010.
     Lease Agreement
          OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $26 and $20 for the three-month periods, and $38 and $36 for the six-month periods, ended September 30, 2010 and 2009, respectively.
17. Operating Segments and Geographic Information
          Operating Segments
     The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication and data communication applications and optical components are also used in various industrial and commercial applications.
          Geographic Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
North America	$32,561	$36,019	$67,383	$77,747
Asia Pacific	21,744	9,874	38,098	17,499
Europe	19,746	27,349	37,021	55,243
Japan	12,325	7,733	22,740	15,795

Total	$86,376	$80,975	$165,242	$166,284

          Revenues attributed to geographic areas are based on the bill to location of the customer.

	September 30	March 31,
	2010	2010
Assets:
North America	$195,104	$230,851
Japan	152,662	121,122
Europe	25,689	18,325

Total	$373,455	$370,298

          The geographic designation of assets represents the country in which title is held.

18. Subsequent Events
     Effective October 29, 2010, the borrowing base of the Company’s short-term loan with Sumitomo was reduced to 1,900,000 yen from 2,000,000 yen and the annual interest rate being charged until November 30, 2010 was increased to 1.725%, representing Sumitomo’s short-term prime rate plus 0.25 percent. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000 yen each month until the outstanding balance is 1,500,000 yen and the annual interest rate charged would be equal to the Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent.

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
     Revenues
          Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.1% and 96.2% of our total revenues during the three-month periods, and 91.3% and 96.8% during the six-month periods, ended September 30, 2010 and 2009, respectively. Sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 65.4% and 61.6% of our total revenues during the three-month periods, and 68.0% and 58.9% of our revenues during the six-month periods, ended September 30, 2010 and 2009, respectively. Sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 25.7% and 34.6% of our total revenues during the three-month periods, and 23.3% and 37.9% of our total revenues during the six-month periods, ended September 30, 2010 and 2009, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.
          The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month and six-month periods ended September 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Huawei Technologies Co., Ltd. (“Huawei”), represented 47.1% and 48.9% of our total revenues, respectively. For the three-month and six-month periods ended September 30, 2009, sales to two customers in aggregate, Cisco and Nokia Siemens Networks, represented 47.6% and 47.5% of our total revenues, respectively. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.
          During the three-month periods ended September 30, 2010 and 2009, sales attributed to North America represented 37.7% and 44.5% of revenues, sales attributed to Asia Pacific (excluding Japan) represented 25.2% and 12.2% of revenues, sales attributed to Europe represented 22.9% and 33.8% of revenues, and sales attributed to Japan represented 14.3% and 9.6% of revenues, respectively. During the six-month periods ended September 30, 2010 and 2009, sales attributed to North America represented 40.8% and 46.8% of revenues, sales attributed to Asia Pacific (excluding Japan) represented 23.1% and 10.5% of revenues, sales attributed to Europe represented 22.4% and 33.2% of revenues, and sales attributed to Japan represented 13.7% and 9.5% of revenues, respectively.

          Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended September 30, 2010 and 2009, 14.9% and 9.5% of our sales were denominated in Japanese yen, respectively, and for the six-month periods ended September 30, 2010 and 2009, 14.4% and 9.5% of our sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
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
          Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 48.3% and 32.9% during the three-month periods, and 44.9% and 33.1% during the six-month periods, ended September 30, 2010 and 2009, respectively. The increase in the portion of our cost of sales denominated in Japanese yen during the three-month and six-month periods ended September 30, 2010 was primarily attributable to the decline in sales of 40Gbps subsystems, which are denominated in U.S. dollars.
          Our gross margins vary among our product lines and are generally higher on our 40Gbps and above and longer distance 10Gbps products. Our gross margins are also generally higher on products where we enjoy a greater degree of vertical integration with respect to the subcomponents of such products. Our overall gross margin primarily fluctuates as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and fluctuations in foreign currency exchange rates. Our gross margin is also impacted by amortization of acquired developed technology resulting from the acquisition of StrataLight.
     Research and Development Expenses
          Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $0.9 million and $1.0 million of expenses in connection with these agreements during the three-month periods, and $1.7 million and $1.9 million during the six-month periods, ended September 30, 2010 and 2009, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment and the expenses associated with other contract research and development related services.
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
     Inventory
          Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of September 30 and March 31, 2010, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $8.9 million and $7.5 million, respectively.

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
Factors That May Influence Future Results of Operations
     Global Economic Conditions
          The credit and financial markets continue to experience significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy and credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
     Fluctuations of the Japanese Yen and the U.S. Dollar
          The Japanese yen has appreciated significantly relative to the U.S. dollar in the past year. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and the U.S. dollar because certain of our sales and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and the U.S. dollar impact both our revenues and our operating costs. For example, sales denominated in Japanese yen represented 14.9% of our revenues in the three-month period ended September 30, 2010, while our cost of sales and operating expenses denominated in Japanese yen were 48.3% and 42.5%, respectively, in such period. Continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our costs and expenses and, therefore, adversely affect our financial condition and results of operations.
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
          Our revenues are also impacted by our ability to procure critical component parts for our products from our suppliers. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased significantly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products can adversely affect our ability to fulfill customer orders and, therefore, our results of operations. For example, during each of the quarters ended September 30, June 30 and March 31, 2010, we experienced significant limitations on the components available from certain of our suppliers resulting in losses of anticipated sales. While we cannot predict the duration or extent of these supply limitations, we anticipate that such limitations will continue to impact us to some extent during the remainder of our fiscal year ending March 31, 2011.
          Our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen. Our sales denominated in U.S. dollars represented 83.9% and 89.8% of our revenues, and our sales denominated in Japanese yen represented 14.9% and 9.5% of our revenues, for the three-month periods ended September 30, 2010 and 2009, respectively. Our sales denominated in U.S. dollars represented 84.9% and 89.9% of our revenues, and our sales denominated in Japanese yen represented 14.4% and 9.5% of our revenues, for the six-month periods ended September 30, 2010 and 2009, respectively. To the extent we generate sales in currencies other than the U.S. dollar, our future revenues will be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.
          During the year ended March 31, 2010, we began to enter into development agreements to design, develop and manufacture complex products, primarily 40Gbps and 100Gbps optical modules and subsystems, according to the specifications of the customer. Given that such agreements can represent significant revenue for us, the timing of execution and delivery on the requirements of any such agreement may have a substantial effect on our ability to recognize revenue for a particular period. In addition, since the receipt of payments and recognition of revenue pursuant to such development agreements are generally subject to the completion of milestones, the revenue related to any such agreement may be subject to deferral or may not be recognized at all if the relevant milestone is not achieved. Finally, since the revenue associated with such agreements can have nominal corresponding cost of sales, these agreements can have a substantial effect on our gross margin during the period in which such revenue and associated cost of sales is recognized.
     Cost of Sales and Gross Margin
          Our cost of sales is and will continue to be exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. For example, our cost of sales denominated in Japanese yen was 48.3% and 32.9% during the three-month periods, and 44.9% and 33.1% during the six-month periods, ended September 30, 2010 and 2009, respectively.
          In recent periods, certain of our products that operate at 10Gbps data rates have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, the level of vertical integration and intensified competition in such product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of such products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of such products, we may continue to experience diminished gross margins in connection with the sales of such products.
          We have experienced a decline in sales of our 40Gbps subsystems products in our most recent quarterly periods. Continuation of this unfavorable sales trend could negatively affect future gross margins, given that our gross margins are generally higher on our 40Gbps and above products.
     Potential Impairment of Long-Lived Assets
          While we continue to believe that the acquisition of StrataLight complements our core of high speed client technologies, StrataLight has not contributed the level of revenues that we initially anticipated. For example, StrataLight contributed revenues of $19.2 million in the six-month period ended September 30, 2010, compared to revenues of $56.6 million in the six-month period ended September 30, 2009. As of March 31, 2009, we recorded a goodwill impairment charge that represented the full amount of goodwill recorded in connection with such acquisition. Continuation of this unfavorable level of contribution from StrataLight could result in the impairment of the long-lived assets associated with the StrataLight business, including the remaining intangible assets, which were valued at $20.6 million as of September 30, 2010, and could adversely affect our future financial results.
     Research and Development Expense
          Our research and development expense will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products. We will continue to invest in our research and development efforts.
     Selling, General and Administrative Expenses
          We expect that our selling, general and administrative expenses will fluctuate with sales volume and be impacted by the continuing costs associated with pending litigation.
     Expense Reduction Actions
          On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce, elimination of bonuses for the fiscal year ended March 31, 2009, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. The ten percent reduction in executive salaries and director cash compensation, the five percent reduction in salaries for other employees and the suspension of our matching contribution to the 401(k) plan were each subsequently extended through March 31, 2010. In addition, in October 2009 we further reduced our global workforce by approximately five percent. As of April 1, 2010, executive and other employee salaries and director cash compensation were restored to their levels prior to the reduction. Such restored compensation is expected to increase our annualized cost and operating expense structure by approximately $4.5 million in the fiscal year ending March 31, 2011, relative to the level of such expenses in the fiscal year ended March 31, 2010. Our matching contribution to the 401(k) plan remains suspended.
Critical Accounting Policies
          There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Results of Operations for the Three-Month and Six-Month Periods Ended September 30, 2010 and 2009
          The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended September 30,				Six Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
			(as percentage				(as percentage
	(in thousands)		of sales)		(in thousands)		Of sales)
Revenues	$86,376	$80,975	100.0%	100.0%	$165,242	$166,284	100.0%	100.0%
Cost of sales	67,344	61,941	78.0%	76.5%	129,974	129,059	78.7%	77.6%
Amortization of developed product research	1,445	1,445	1.7%	1.8%	2,890	2,890	1.7%	1.7%

Gross margin	17,587	17,589	20.4%	21.7%	32,378	34,335	19.6%	20.6%
Research and development expenses	16,442	18,733	19.0%	23.1%	32,824	37,797	19.9%	22.7%
Selling, general and administrative expenses	14,128	13,508	16.4%	16.7%	28,404	27,948	17.2%	16.8%
Amortization of purchased intangibles	342	2,342	0.4%	2.9%	684	8,556	0.4%	5.1%
Loss on disposal of property and equipment	250	1	0.3%	0.0%	239	10	0.1%	0.0%

Operating loss	(13,575)	(16,995)	(15.7)%	(21.0)%	(29,773)	(39,976)	(18.0)%	(24.0)%

Interest expense, net	(203)	(161)	(0.2)%	(0.2)%	(389)	(254)	(0.2)%	(0.2)%
Other expense, net	(623)	(676)	(0.7)%	(0.8)%	(478)	(1,304)	(0.3)%	(0.8)%

Loss before income taxes	(14,401)	(17,832)	(16.7)%	(22.0)%	(30,640)	(41,534)	(18.5)%	(25.0)%
Income tax expense	(26)	(81)	(0.0)%	(0.1)%	(47)	(96)	(0.1)%	(0.0)%

Net loss	$(14,427)	$(17,913)	(16.7)%	(22.1)%	$(30,687)	$(41,630)	(18.6)%	(25.0)%

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009
          Revenues. Revenues increased $5.4 million, or 6.7%, to $86.4 million in the three-month period ended September 30, 2010, compared to $81.0 million for the three-month period ended September 30, 2009. Revenue from sales of 40Gbps and above products decreased $5.8 million, or 20.7%, to $22.2 million, in the three-month period ended September 30, 2010, compared to the three-month period ended September 30, 2009, as a result of a decline in 40Gbps subsystems sales, partially offset by increased sales of 40Gbps and 100Gbps modules. Revenue from sales of 10Gbps and below products increased $6.6 million, or 13.2%, to $56.5 million, in the three-month period ended September 30, 2010, compared to the three-month period ended September 30, 2009, due to higher sales of XFP and SFP+ modules, partially offset by decreased sales of Xenpak and X2 modules and 10Gbs components. Revenue from sales of our industrial and commercial products increased $4.6 million, or 148.4%, to $7.7 million, in the three-month period ended September 30, 2010, compared to the three-month period ended September 30, 2009.
          Gross Margin. Gross margin was $17.6 million for each of the three-month periods ended September 30, 2010 and September 30, 2009. Gross margin for the three-month period ended September 30, 2010, includes a $0.6 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended September 30, 2010, and September 30, 2009, included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended September 30, 2009, included $0.3 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for both three-month periods ended September 30, 2010 and September 30, 2009 included charges of $0.6 million for excess and obsolete inventory.
          Gross margin as a percentage of sales decreased to 20.4% for the three-month period ended September 30, 2010, from 21.7% for the corresponding period in 2009, due to the unfavorable impact of lower 40Gbps and above product sales, lower average selling prices and the negative effect from fluctuations in foreign currency exchange rates, partially offset by higher sales volumes and lower average per unit material and outsourcing costs and lower Employee Liquidity Bonus Plan expense.
          Research and Development Expenses. Research and development expenses decreased $2.3 million, to $16.4 million, for the three-month period ended September 30, 2010, from $18.7 million for the three-month period ended September 30, 2009, despite a $0.8 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 19.0% for the three-month period ended September 30, 2010, from 23.1% for the corresponding period in 2009, as a result of the expiration of the Employee Liquidity Bonus Plan in the fiscal quarter ended March 31, 2010, lower employee costs and decreased expenses for outsourced services.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, to $14.1 million, for the three-month period ended September 30, 2010, from $13.5 million for the three-month period ended September 30, 2009. Selling, general and administrative expenses decreased as a percentage of sales to 16.4% for the three-month period ended September 30, 2010, from 16.7% for the corresponding period in 2009, notwithstanding a $0.3 million increase from fluctuations in foreign currency exchange rates.

          Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for the three-month period ended September 30, 2010, entirely related to customer relationships. Amortization of purchased intangibles related to the acquisition of StrataLight was $2.3 million for the three-month period ended September 30, 2009, and consisted of $2.0 million related to order backlog and $0.3 million related to customer relationships.
          Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million and $1,000 for the three-month periods ended September 30, 2010 and 2009, respectively.
          Interest Expense, Net. Interest expense, net, was $0.2 million for each of the three-month periods ended September 30, 2010 and 2009. Interest expense, net, for each of the three-month periods ended September 30, 2010 and 2009 consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents.
          Other Expense, net. Other expense, net, was $0.6 million and $0.7 million for the three-month periods ended September 30, 2010 and 2009, respectively, and consisted primarily of net exchange gains and losses on foreign currency transactions.
          Income Tax Expense . During the three-month periods ended September 30, 2010 and 2009, we recorded $26,000 and $81,000, respectively, of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses, and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will ever be realized.
Comparison of the Six-Month Periods Ended September 30, 2010 and 2009
          Revenues. Overall revenues decreased $1.1 million, or 0.7%, to $165.2 million in the six-month period ended September 30, 2010, from $166.3 million in the six-month period ended September 30, 2009. During the six-month period ended September 30, 2010, revenues from sales of our 40Gbps and above products decreased $24.4 million, or 38.8%, to $38.5 million as a result of a decline in 40Gbps subsystems sales, partially offset by increased sales of 40Gbps and 100Gbps modules. Revenue from sales of our 10Gbps and below products increased $14.4 million, or 14.7%, to $112.3 million, compared to the six-month period ended September 30, 2009, due to higher sales of XFP and SFP+ modules, partially offset by decreased sales of Xenpak, X2 and SFP modules. Revenue from sales of our industrial and commercial products also increased $9.0 million, or 166.7%, to $14.4 million compared to the six-month period ended September 30, 2009.
          Gross Margin. Gross margin decreased $2.0 million, or 5.7%, to $32.4 million in the six-month period ended September 30, 2010, from $34.3 million in the six-month period ended September 30, 2009. Gross margin for the six-month period ended September 30, 2010, included a $2.6 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the six-month periods ended September 30, 2010 and 2009 included $2.9 million of developed product technology amortization expense associated with the acquisition of StrataLight. During the six-month period ended September 30, 2009, we also incurred a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.8 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the six-month periods ended September 30, 2010 and 2009, included charges of $1.3 million and $2.4 million, respectively, for excess and obsolete inventory charges.
          As a percentage of sales, gross margin decreased to 19.6% for the six-month period ended September 30, 2010, from 20.6% for the six-month period ended September 30, 2009, as declining average selling prices, the negative effects of lower 40Gbps and above product sales and fluctuations in foreign currency exchange rates more than offset the benefits from higher sales volumes, lower average per unit material and outsourcing costs, lower excess and obsolete inventory charges and reduced costs associated with the StrataLight acquisition.
          Research and Development Expenses. Research and development expenses decreased by $5.0 million to $32.8 million in the six-month period ended September 30, 2010, from $37.8 million in the six-month period ended September 30, 2009, notwithstanding a $1.1 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 19.9% for the six-month period ended September 30, 2010, from 22.7% for the six-month period ended September 30, 2009, as a result of the expiration of the Employee Liquidity Bonus Plan in March 31, 2010, lower employee costs and decreased expenses for outsourced services.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million to $28.4 million in the six-month period ended September 30, 2010, from $27.9 million in the six-month period ended September 30, 2009, including a $0.6 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 17.2% for the six-month period ended September 30, 2010, from 16.8% for the corresponding period in 2009.
          Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.7 million for the six-month period ended September 30, 2010, entirely related to customer relationships. Amortization of purchased intangibles related to the acquisition of StrataLight was $8.6 million for the six-month period ended September 30, 2009, and consisted of $7.9 million amortization related to order backlog and $0.7 million related to customer relationships.

          Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million and $10,000 for the six-month periods ended September 30, 2010 and 2009, respectively.
          Interest Expense, Net. Interest expense, net increased $0.1 million to $0.4 million in the six-month period ended September 30, 2010, from $0.3 million in the corresponding period in 2009. Interest expense, net for the six-month periods ended September 30, 2010 and 2009, primarily consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents. The increase in interest expense primarily reflects the increase in capital lease obligations.
          Other Expense, Net. Other expense, net decreased $0.8 million to $0.5 million in the six-month period ended September 30, 2010, from $1.3 million in the corresponding period in 2009 and consisted primarily of net exchange losses on foreign currency transactions.
          Income Tax Expense. During the six-month periods ended September 30, 2010 and 2009, we recorded $47,000 and $96,000, respectively, of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses. Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
          During the six-month period ended September 30, 2010, cash and cash equivalents decreased by $35.1 million to $97.5 million from $132.6 million at March 31, 2010. This decrease consisted of $25.9 million of net cash used in operating activities, $5.5 million of capital lease and other financing payments and $5.2 million of capital expenditures, partially offset by a $1.5 million benefit from the effects of foreign currency exchange rates. Net cash used in operating activities reflected our net loss of $30.7 million and an increase in net current assets excluding cash and cash equivalents of $14.8 million, partially offset by depreciation and amortization of $11.8 million, non-cash stock-based compensation expense of $3.9 million, amortization of purchased intangibles of $3.6 million and loss on disposal of fixed assets of $0.3 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from an increase in accounts receivable, higher inventory levels and prepaid and other current assets, partially offset by higher accounts payable, accrued expenses and other liabilities. During the six-month period ended September 30, 2010, we also entered into $8.4 million of new capital lease obligations.
          Effective October 29, 2010, the borrowing base of the Company’s short-term loan with the Sumitomo Trust Bank (“Sumitomo”) was reduced to 1,900,000 yen from 2,000,000 yen and the annual interest rate being charged until November 30, 2010 was increased to 1.725%, representing Sumitomo’s short-term prime rate plus 0.25 percent. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000 yen each month until the outstanding balance is 1,500,000 yen and the annual interest rate charged each month would be equal to Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent.
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
          To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended September 30, 2010 and 2009, 14.9% and 9.5%, respectively, of our sales were denominated in Japanese yen and 0.9% and 0.5%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars. For the six-month periods ended September 30, 2010 and 2009, 14.4% and 9.5%, respectively, of our sales were denominated in Japanese yen and 0.9% and 0.4%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.
          To the extent we manufacture our products in Japan, our cost of sales will be affected by fluctuations in the relative value of the Japanese yen and the U.S. dollar. During the three-month and six-month periods ended September 30, 2010 and 2009, approximately 48.3% and 32.9%, and 44.9% and 33.1%, respectively, of our cost of sales were denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars in the future.
          To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by fluctuations in the relative value of the Japanese yen and the U.S. dollar. During the three-month and six-month periods ended September 30, 2010 and 2009, approximately 42.5% and 36.8%, and 39.2% and 33.7%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
          To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in the relative value of the Japanese yen and the U.S. dollar. If the exchange rate between the Japanese yen and the U.S. dollar had appreciated by an additional ten percent during the three-month and six-month periods ended September 30, 2010, our operating income would have decreased by approximately $3.4 million and $6.3 million, respectively. If the exchange rate between the Japanese yen and the U.S. dollar had depreciated by an additional ten percent during the three-month and six-month periods ended September 30, 2010, our operating income would have increased by approximately $2.8 million and $5.1 million, respectively.
          As of September 30 and March 31, 2010, we had a net payable position of $12.4 million and a net receivable position of $1.2 million, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At September 30, 2010, we had four contracts in place with an aggregate nominal value of $18.0 million, and at March 31, 2010, we had six contracts in place with an aggregate nominal value of $12.0 million, with expiration dates of 90 days or less to hedge a portion of this risk. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. If the foreign currency exchange forward contracts were to be held to maturity and the exchange rate between the Japanese yen and the U.S. dollar were to fluctuate by ten percent from the closing spot rate on September 30, 2010 to the maturity date, we would realize an approximate gain at maturity of $2.0 million if the Japanese yen were to appreciate ten percent or an approximate loss at maturity of $1.5 million if the Japanese yen were to depreciate ten percent during such period.
          We have entered into a short-term yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At September 30 and March 31, 2010, the loan balance was $23.9 million and $21.4 million, respectively. The increase of $2.5 million was due to changes in foreign currency exchange rates. Interest on the loan is paid monthly and ranged from 1.26% to 1.50%, and 1.33% to 1.57%, during the six-month periods ended September 30, 2010 and 2009, respectively. Total interest expense was $86,000 and $72,000 for the three-month periods, and $163,000 and $146,000 for the six-month periods, ended September 30, 2010 and 2009, respectively.
          To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of September 30 and March 31, 2010, we had $97.5 million and $132.6 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
          Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule15d-15(e) under the Exchange Act) as of September 30, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.
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
     Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 9, 2010

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