Form 10-Q
period 2010-12-31
OPNEXT INC
filed 2011-02-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3761205 (I.R.S. Employer Identification Number)

46429 Landing Parkway Fremont, California	94538 (Zip Code)
(Address of principal executive offices)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of February 2, 2011, 89,891,592 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Opnext, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,209 and $1,205 of restricted cash at December 31 and March 31, 2010, respectively	$87,437	$132,643
Trade receivables, net, including $11,214 and $3,454 due from related parties at December 31 and March 31, 2010, respectively	73,505	54,849
Inventories	118,311	93,018
Prepaid expenses and other current assets	8,368	4,755

Total current assets	287,621	285,265
Property, plant and equipment, net	64,768	60,322
Purchased intangibles	18,860	24,220
Other assets	435	491

Total assets	$371,684	$370,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $5,314 and $4,707 due to related parties at December 31 and March 31, 2010, respectively	$67,329	$44,040
Accrued expenses	21,920	22,101
Short-term debt	20,976	21,430
Capital lease obligations	14,120	12,515

Total current liabilities	124,345	100,086
Capital lease obligations	14,201	11,202
Other long-term liabilities	6,851	5,470

Total liabilities	145,397	116,758

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,226,593 issued, 89,891,592 outstanding, net of 58,630 shares of treasury stock, at December 31, 2010 and; 91,130,377 issued, 89,857,936 outstanding, net of 58,630 shares of treasury stock, at March 31, 2010	726	725
Additional paid-in capital	722,682	716,315
Accumulated deficit	(514,012)	(473,145)
Accumulated other comprehensive income	16,891	9,645

Total shareholders’ equity	226,287	253,540

Total liabilities and shareholders’ equity	$371,684	$370,298

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues, including $9,965 and $3,581 from related parties for the three-month periods, and $22,492 and $15,321 from related parties for the nine-month periods, ended December 31, 2010 and 2009, respectively	$97,051	$76,065	$262,293	$242,349
Cost of sales	76,244	62,500	206,218	191,559
Amortization of acquired developed technology	1,445	1,445	4,335	4,335

Gross margin	19,362	12,120	51,740	46,455
Research and development expenses, including $911 and $1,167 incurred with related parties for the three-month periods, and $2,812 and $3,173 incurred with related parties for the nine-month periods, ended December 31, 2010 and 2009, respectively	13,656	17,475	46,480	55,272
Selling, general and administrative expenses, including $899 and $1,010 incurred with related parties for the three-month periods, and $3,095 and $2,935 incurred with related parties for the nine-month periods, ended December 31, 2010 and 2009, respectively	15,369	13,179	43,773	41,127
Amortization of purchased intangibles	342	342	1,026	8,898
Loss on disposal of fixed assets	—	170	239	180

Operating loss	(10,005)	(19,046)	(39,778)	(59,022)
Interest expense, net	(225)	(178)	(614)	(432)
Other income (expense), net	124	422	(354)	(882)

Loss before income taxes	(10,106)	(18,802)	(40,746)	(60,336)
Income tax (expense) benefit	(74)	222	(121)	126

Net loss	$(10,180)	$(18,580)	$(40,867)	$(60,210)

Net loss per share:
Basic	$(0.11)	$(0.21)	$(0.45)	$(0.68)
Diluted	$(0.11)	$(0.21)	$(0.45)	$(0.68)
Weighted average number of shares used in computing net loss per share:
Basic	89,892	88,960	89,885	88,808
Diluted	89,892	88,960	89,885	88,808
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(40,867)	$(60,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,064	17,054
Amortization of purchased intangibles	5,361	13,233
Stock-based compensation expense associated with equity awards	6,311	5,010
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	—	1,179
Loss on disposal of fixed assets	239	180
Changes in assets and liabilities:
Trade receivables, net	(16,780)	11,185
Inventories	(16,349)	8,749
Prepaid expenses and other current assets	(2,886)	(127)
Other assets	67	(237)
Trade payables	17,672	(896)
Accrued expenses and other liabilities	1,233	(5,758)

Net cash used in operating activities	(27,935)	(10,638)

Cash flows from investing activities
Capital expenditures	(6,324)	(5,179)

Net cash used in investing activities	(6,324)	(5,179)

Cash flows from financing activities
Payments on capital lease obligations	(8,525)	(8,086)
Payments on short-term debt obligations	(3,433)	—
Exercise of stock options	55	4

Net cash used in financing activities	(11,903)	(8,082)

Effect of foreign currency exchange rates on cash and cash equivalents	956	1,323

Decrease in cash and cash equivalents	(45,206)	(22,576)
Cash and cash equivalents at beginning of period	132,643	168,909

Cash and cash equivalents at end of period	$87,437	$146,333

Non-cash financing activities
Capital lease obligations incurred	$(9,455)	$(109)
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
The financial information for the Company as of December 31, 2010, and for the three-month and nine-month periods ended December 31, 2010 and 2009, is unaudited and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 14, 2010, as amended.
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
As of December 31 and March 31, 2010, the Company had $44,559 and $82,487, respectively, of money market funds classified as cash and cash equivalents that were recorded at fair value based on Level 1 quoted market prices. At December 31, 2010, the Company had five forward foreign currency exchange contracts classified in other current assets recorded at a fair value of $297, and at March 31, 2010 the Company had six forward foreign currency exchange contracts classified in accrued expenses recorded at a fair value of $251, based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 120 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $24.0 million in aggregate at any point in time during the nine-month period ended December 31, 2010. The total realized benefits from the foreign currency exchange forward contracts were $398 and $23 for the three-month periods, and $1,151 and $398 for the nine-month periods, ended December 31, 2010 and 2009, respectively, and were included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
3. Restructuring Charges
The Company recorded charges related to workforce reductions in connection with the acquisition of StrataLight Communications, Inc. (“StrataLight”) of $776 for the three-month period ended December 31, 2009 and $282 and $1,380 for the nine-month periods ended December 31, 2010 and 2009, respectively. No charges related to workforce reductions in connection with the acquisition of StrataLight were recorded during the three-month period ended December 31, 2010. As of December 31, 2010, the Company had recorded liabilities of $243 related to facility consolidation charges in connection with the relocation of the Company’s headquarters to Fremont, California and no recorded liabilities related to workforce reductions. As of March 31, 2010, the Company had recorded liabilities related to workforce reductions of $121 and recorded liabilities related to facility consolidation of $502. During the period from January 9, 2009, the StrataLight acquisition date, to December 31, 2010, the Company incurred total facility consolidation charges of $819 and total workforce reduction charges of $1,993. The Company expects that the restructuring activity will be substantially complete by the end of the fiscal year ending March 31, 2011. The Company’s accrual for and the change in its restructuring charges are as follows:

	Nine Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2009
	Workforce		Workforce
	Reduction	Facilities	Reduction	Facilities
Beginning accrual balance	$121	$502	$331	$724
Restructuring charges:
Cost of goods sold	27	—	359	—
Research and development expense	201	—	276	—
Selling, general and administrative expense	53	—	744	95
Cash payments	(402)	(259)	(1,462)	(232)

Ending accrual balance	$—	$243	$248	$587

On December 9, 2010, the Company entered into a separation agreement with its former Chief Executive Officer. During the three-month period ended December 31, 2010, salary and benefit expenses of $530 and stock-based compensation expense of $718 were recorded pursuant to the terms of the separation agreement. The stock-based compensation expense represented the accelerated vesting of the installment of shares of Company common stock subject to stock options that were scheduled to vest on the next scheduled vesting date following December 9, 2010. Any remaining unvested portions of the former Chief Executive Officer’s stock options were automatically cancelled on his separation date. At December 31, 2010, the Company had $530 of accrued salary and benefits expenses classified in accrued expenses.

4. Inventories
Components of inventories are summarized as follows:

	December 31,	March 31,
	2010	2010
Raw materials	$67,699	$49,859
Work-in-process	17,437	14,810
Finished goods	33,175	28,349

Inventories	$118,311	$93,018

Inventories included $17,951 and $23,599 of inventory consigned to customers and contract manufacturers at December 31 and March 31, 2010, respectively.
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,	March 31,
	2010	2010
Machinery, electronic, and other equipment	$293,629	$245,154
Computer software	19,288	17,928
Building improvements	6,277	6,093
Construction-in-progress	4,587	5,755

Total property, plant and equipment	323,781	274,930
Less accumulated depreciation and amortization	(259,013)	(214,608)

Property, plant, and equipment, net	$64,768	$60,322

Property, plant and equipment included capitalized leases of $74,958 and $56,682 at December 31 and March 31, 2010, respectively, and related accumulated depreciation of $42,287 and $28,782 at December 31 and March 31, 2010, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $206 and $159 for the three-month periods, and $614 and $776 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
6. Intangible Assets
As a result of the StrataLight acquisition, the Company recorded $46,100 of intangible assets, including $28,900 of developed product research with a weighted average life of five years, $13,100 assigned to order backlog with a weighted average life of seven months and $4,100 assigned to customer relationships with a weighted average life of three years.
The components of the intangible assets at December 31, 2010 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(11,436)	$17,464
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(2,704)	1,396

Total intangible assets	$46,100	$(27,240)	$18,860

Intangible assets amortization expense was $1,787 for both three-month periods ended December 31, 2010 and 2009, and $5,361 and $13,233 for the nine-month periods ended December 31, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2010:

Year Ended March 31,	Amount
2011 (remaining)	$1,786
2012	6,834
2013	5,780
2014	4,460

Total	$18,860

7. Income Taxes
During the three-month and nine-month periods ended December 31, 2010, the Company recorded $74 and $121, respectively, of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
During the three-month and nine-month periods ended December 31, 2009, the Company recorded $222 and $126, respectively, of current income tax benefit. A U.S. Federal benefit of $228 was recorded for the three-month and nine-month periods ended December 31, 2009, as a result of acceleration of research credits under the 2008 Housing and Economic Recovery Act. A current income tax expense of $6 and $102 was recorded for the three-month and nine-month periods ended December 31, 2009, respectively, attributable to income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, the Company generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
As of December 31, 2010, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of December 31 and March 31, 2010.
The Company is subject to taxation in the United States, Japan, Germany and various state, local and other foreign jurisdictions. The Company’s U.S. federal, Japan, Germany and New Jersey state income tax returns have been examined by the respective taxing authorities through the fiscal years ended March 31, 2008, March 31, 2006, March 31, 2007 and March 31, 2007, respectively.
The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return. As of December 31, 2010, no adjustments had been proposed. The State of Texas has notified the Company that it intends to audit StrataLight’s 2008 franchise tax return.
8. Stockholders’ Equity
Common and Preferred Stock
The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of December 31, 2010, no shares of preferred stock had been issued. In connection with the acquisition of StrataLight, 118 shares of common stock were held in an escrow account as of December 31, 2010, pending final resolution of indemnification claims.
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
The Rights Plan includes a procedure whereby the board of directors will consider requests to exempt certain proposed acquisitions of common stock from the applicable ownership trigger if the board of directors determines that the requested acquisition will not limit or impair the availability of future use of the NOLs to the Company. The rights will expire on June 22, 2012 or earlier upon the closing of a merger or acquisition transaction that is approved by the board of directors prior to the time at which a person or group acquires 4.99% or more of the Company’s common stock or announces a tender offer for 4.99% or more of the common stock, or if the board of directors determines that the NOLs have been fully utilized or are no longer available under Section 382 of the Code.

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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31,
	2010	2009	2010	2009
Net loss, basic and diluted	$(10,180)	$(18,580)	$(40,867)	$(60,210)
Denominator:
Weighted average shares outstanding — basic and diluted	89,892	88,960	89,885	88,808

Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.45)	$(0.68)

The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock options	12,629	12,344	12,629	12,344
Stock appreciation rights	516	565	516	565
Restricted stock units and other	339	193	339	193

Total	13,484	13,102	13,484	13,102

10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of December 31 and March 31, 2010 were as follows:

	December 31,	March 31,
	2010	2010
Foreign currency translation adjustment	16,591	9,960
Unrealized income (loss) on foreign currency forward contracts	297	(251)
Defined benefit plan costs, net	3	(64)

Accumulated other comprehensive income	$16,891	$9,645

The components of comprehensive loss for the three-month and nine-month periods ended December 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net loss	$(10,180)	$(18,580)	$(40,867)	$(60,210)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,251	(2,215)	6,631	4,428
Change in valuation of foreign currency forward contracts	86	(260)	548	(200)
Change in defined benefit plan actuarial assumptions	23	22	67	62

Total comprehensive loss	$(8,820)	$(21,033)	$(33,621)	$(55,920)

11. Employee Benefits
The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company historically matched employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributed. All matching contributions vested immediately. On April 1, 2009, the Company suspended its matching contributions to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contributions to the Plan in the three-month and nine-month periods ended December 31, 2010 and 2009. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month and nine-month periods ended December 31, 2010 and 2009.
The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $243 and $222 for the three-month periods, and $690 and $640 for the nine-month periods, ended December 31, 2010 and 2009, respectively. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of December 31 and March 31, 2010, there were no plan assets. Net periodic benefit costs for the three-month and nine-month periods ended December 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Pension benefit:
Service cost	$266	$245	$761	$704
Interest cost	28	21	80	61
Amortization of prior service cost	23	21	66	62

Net pension plan loss	$317	$287	$907	$827

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.7%	2.8%	2.7%	2.8%
Expected residual active life	15.5 years	15.8 years	15.5 years	15.8 years
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

	Nine Months Ended December 31,
	2010	2009
Benefit obligation at beginning of period	$4,957	$3,828
Service cost	761	704
Interest cost	80	61
Benefits paid	(35)	(7)
Foreign currency translation	807	248

Benefit obligation at end of period	$6,570	$4,834

	December 31,	March 31,
	2010	2010
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$156	$85
Other long-term liabilities	6,414	4,872

Net amount recognized	$6,570	$4,957

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$279	$258
Prior service cost	(276)	(322)

Accumulated other comprehensive income	$3	$(64)

The Company estimates the future benefit payments for the defined benefits plan will be as follows: $85 in 2011, $154 in 2012, $105 in 2013, $323 in 2014, $205 in 2015 and $2,658 in aggregate over the five years 2016 through 2020.

12. Stock-Based Incentive Plans
The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of December 31, 2010, this plan had 5,130 shares of common stock available for future grants.
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
The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Non-vested balance at March 31, 2010	166	$1.90
Vested	(20)	1.72
Converted	—	—

Non-vested balance at December 31, 2010	146	$1.92	$257	0.1

Vested at December 31, 2010	193	$2.55	$340

During the nine-month period ended December 31, 2010, the Company did not issue any restricted stock units. All previous issuances were to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $68 and $22 was recognized for all awards in the three-month periods, and $211 and $204 in the nine-month periods, ended December 31, 2010 and 2009, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $26 at December 31, 2010.
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
As of December 31, 2010, 92 shares with a fair value of $2.34 per share were anticipated to be distributed. During the three-month and nine-month periods ended December 31, 2010, compensation expense associated with the Program of $27 and $154, respectively, was recorded. At December 31, 2010, $61 of additional compensation expense associated with the Program is anticipated to be recorded over the remainder of the fiscal year ending March 31, 2011.
Stock Options
Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each anniversary of the date of grant and generally have a ten- or seven-year life. At December 31, and March 31, 2010, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi, Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the nine-month periods ended December 31, 2010 and 2009, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected term (in years)	4.75	4.75	4.75	4.42
Volatility	77.8%	86.2%	83.6%	86.9%
Risk-free interest rate	1.07%	2.07%	1.90%	2.07%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%
Compensation expense for employee stock option awards was $2,271 and $1,551 for the three-month periods, and $5,900 and $4,570 for the nine-month periods, ended December 31, 2010 and 2009, respectively. At December 31, 2010, total compensation cost related to unvested stock option awards granted under the Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan but not recognized was $9,053 and will be recognized over the remaining weighted average vesting period of two years. The weighted average fair value of options granted was $0.86 and $1.94 during the three-month periods, and $1.33 and $2.25 during the nine-month periods, ended December 31, 2010 and 2009, respectively.
A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2010	13,355	$6.16
Granted	2,105	2.03
Forfeited or expired	(2,797)	5.02
Exercised	(34)	1.59

Balance at December 31, 2010	12,629	$5.73	$114	5.0

Options exercisable at December 31, 2010	6,599	$8.28	$54	3.7

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 — $1.68	1,164	6.3	$1.66	518	4.0	$1.66
$1.74 — $2.73	6,034	5.9	2.16	1,778	5.1	2.21
$4.47 — $8.89	2,454	5.3	5.98	1,473	5.0	5.98
$11.34 — $15.00	2,977	2.4	14.37	2,830	2.2	14.50

Total	12,629			6,599

Stock Appreciation Rights (SARs)
The Company has awarded stock appreciation rights (“SARs”) to its employees in Japan. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. During the nine-month period ended December 31, 2010, the Company granted 22 SARs to its employees in China requiring settlement in cash, which vest in four years with a seven-year contract life. These rights had a Black-Scholes fair value of $1.15 per award based on an exercise price of $1.77, a risk-free rate of 1.46% and a volatility rate of 83.8%. As of December 31, 2010, the Company had 577 SARs outstanding, 516 requiring settlement in the Company’s stock with average remaining lives of 3.5 years and 61 requiring settlement in cash with average remaining lives of 4.6 years.
Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $16 for the three-month period ended December 31, 2009, and $46 and $56 for the nine-month periods ended December 31, 2010 and 2009, respectively. At September 30, 2010, the total compensation expense related to these stock appreciation rights had been fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.

13. Short-Term Debt
The Company entered into a 2,000,000 yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. Effective October 29, 2010, the borrowing base of the Company’s short-term loan with Sumitomo was reduced to 1,900,000 yen. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000 yen each month until the outstanding balance is 1,500,000 yen and the annual interest rate charged would be equal to Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent. At December 31 and March 31, 2010, the outstanding balance was $20,976 or 1,700,000 yen and $21,430 or 2,000,000 yen, respectively. For the three-month periods ended December 31, 2010 and 2009, the total interest expense and weighted average annual interest rates were $91 and 1.64%, and $74 and 1.32%, respectively. The total interest expense and weighted average interest rates for the nine-month periods ended December 31, 2010 and 2009 were $254 and 1.51%, and $219 and 1.37%, respectively.
14. Concentrations of Risk
At December 31 and March 31, 2010, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month period ended December 31, 2010, sales to two customers in aggregate, Alcatel-Lucent and Cisco Systems, Inc. and subsidiaries (“Cisco”), represented 32.8% of total revenues. For the nine-month period ended December 31, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co. Ltd. (“Huawei”), represented 45.9% of total revenues. For the three-month period ended December 31, 2009, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Nokia Siemens Networks (“NSN”), represented 54.2% of total revenues. For the nine-month period ended December 31, 2009, two customers, Cisco and NSN, represented 45.8% of total revenues. No other customer accounted for more than 10% of total revenues in any of these periods. At December 31, 2010, Flextronics International Ltd. and subsidiaries (“Flextronics”) and Hitachi accounted for 26.2% of total accounts receivable and at March 31, 2010, Alcatel-Lucent and NSN accounted for 26.0% of accounts receivable.
15. Commitments and Contingencies
The Company leases buildings and certain other property. Rental expense under these operating leases was $878 and $933 for three-month periods, and $2,666 and $2,692 for the nine-month periods, ended December 31, 2010 and 2009, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at December 31, 2010:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2011	$3,751	$939
2012	11,784	2,242
2013	8,064	364
2014	2,657	248
2015	2,440	—
Thereafter	1,199	—

Total minimum lease payments	29,895	$3,793

Less amount representing interest	(1,574)

Present value of capitalized payments	28,321
Less current portion	(14,120)

Long-term portion	$14,201

As of December 31, 2010, the Company had outstanding purchase commitments of $84,964, primarily for the purchase of raw materials, expected to be transacted within the next fiscal year.
The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Nine Months Ended
	December 31,
	2010	2009
Beginning balance	$7,583	$11,922
Warranty provision on new product sold	1,149	1,079
Warranty claims processed including expirations and changes to prior estimates	(4,396)	(4,182)
Foreign currency translation and other adjustments	262	125

Ending balance	$4,598	$8,944

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
The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $9,965 and $3,581 for the three-month periods, and $22,492 and $15,321 for the nine-month periods, ended December 31, 2010 and 2009, respectively. Purchases from Hitachi and its subsidiaries were $5,715 and $4,627 for the three-month periods, and $18,909 and $14,531 for the nine-month periods, ended December 31, 2010 and 2009, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $996 and $535 for the three-month periods, and $2,422 and $1,773 for the nine-month periods, ended December 31, 2010 and 2009, respectively. At December 31 and March 31, 2010, the Company had accounts receivable from Hitachi and its subsidiaries of $11,214 and $3,454, respectively. In addition, at December 31 and March 31, 2010, the Company had accounts payable to Hitachi and its subsidiaries of $5,314 and $4,707, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.
Related Party Agreements in Connection with the Transfer of the OPJ Business
In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
Sales Transition Agreement
Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $316 and $454 for the three-month periods, and $1,042 and $1,101 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
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
Opnext Japan Research and Development Agreement
Opnext Japan and Hitachi are parties to a research and development agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as OPJ and to expand the scope to include research and development support related to the OPD Predecessor Business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $825 and $1,088 for the three-month periods, and $2,565 and $2,945 for the nine-month periods, ended December 31, 2010 and 2009, respectively.

Preferred Provider and Procurement Agreements
Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries. Sales to Hitachi and its subsidiaries were $9,965 and $3,581 for the three-month periods, and $22,492 and $15,321 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
Raw Materials Supply Agreement
Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $5,715 and $4,627 for the three-month periods, and $18,909 and $14,531 for the nine-month periods, ended December 31, 2010 and 2009, respectively. At December 31, 2010, Opnext had accounts payable to Hitachi and its subsidiaries of $5,314 pursuant to such purchases.
Outsourcing Agreement
Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to this agreement were $996 and $535 for the three-month periods, and $2,422 and $1,773 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
Logistics and Distribution Agreements
Opnext entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., a wholly owned subsidiary of Hitachi (“Hitachi Transport”), pursuant to which Hitachi Transport provides to Opnext and its subsidiaries logistic services, such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for such distribution services are based on volume at fixed per transaction rates generally negotiated on a semi-annual basis. Expenses in connection with the agreement were $316 and $454 for the three-month periods, and $1,042 and $1,101 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
Opnext sells its products directly to end users and through distributors. During the nine-month period ended December 31, 2010, certain subsidiaries or affiliates of Hitachi, including Hitachi High Technologies, Renesas Technology and Renesas Devices, acted as distributors for Opnext in Japan pursuant to distribution agreements entered into with such parties. These agreements were entered into for initial one-year terms and are automatically renewable for one-year periods. Such agreements are basic distributor contracts. Sales pursuant to these agreements were $7,299 and $831 for the three-month periods, and $14,432 and $2,645 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
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
Capital Leases with Hitachi Capital Corporation
Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. As of December 31, 2010, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $28,321. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment.
Secondment Agreements
Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven and five seconded employees at December 31 and March 31, 2010, respectively.

Lease Agreements
Opnext Japan leases certain manufacturing and administrative premises located in Totsuka, Japan from Hitachi. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until December 31, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $211 and $194 for the three-month periods, and $603 and $559 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
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
Secondment Agreements
OPD, Hitachi and one of Hitachi’s wholly owned subsidiaries entered into a one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee; however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiaries. There were no seconded employees at December 31, 2010, and one seconded employee at March 31, 2010.
Lease Agreement
OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2011, with a five-year extension, subject to either party notifying the other of its contrary intent. The lease payments for these properties were $20 and $17 for the three-month periods, and $58 and $53 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
17. Operating Segments and Geographic Information
Operating Segments
The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication and data communication applications and optical components are also used in various industrial and commercial applications.
Geographic Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
The Americas	$40,463	$36,096	$107,846	$109,100
Asia Pacific	20,340	14,885	58,438	32,477
Europe	19,630	18,218	56,651	78,111
Japan	16,618	6,866	39,358	22,661

Total	$97,051	$76,065	$262,293	$242,349

Revenues attributed to geographic areas are based on the bill to location of the customer.

	December 31	March 31,
	2010	2010
Assets:
North America	$189,247	$230,851
Japan	153,366	121,122
Europe	29,071	18,325

Total	$371,684	$370,298

The geographic designation of assets represents the country in which title is held.

18. Subsequent Events
Amendment to Stock Incentive Plan
At the Company’s Annual Meeting of Stockholders held on January 20, 2011, the shareholders of Opnext, Inc. approved the First Amendment to the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan pursuant to which an increase in the aggregate number of shares of the Company’s common stock with respect to which awards may be granted under the Plan by an additional 8,500 shares, from 19,000 shares to a total of 27,500 shares. The increase in shares is intended to provide additional shares for the grant of stock-based awards to the Company’s executives and other employees.
Employment Agreement with Harry L. Bosco
On January 26, 2011, the Company entered into an employment agreement with Harry L. Bosco pursuant to which Mr. Bosco will continue to serve as the Chief Executive Officer and President of the Company following his appointment to such positions by the board of directors of the Company on December 10, 2010. The term of Mr. Bosco’s employment under the employment agreement will end on the earlier to occur of January 26, 2012, or the date on which the board of directors appoints a Chief Executive Officer and President of the Company to succeed Mr. Bosco in such positions. The employment agreement provides that Mr. Bosco’s annual base salary will be $500,000 per year.
Pursuant to the employment agreement, on February 7, 2011, the Company granted Mr. Bosco (i) a non-qualified stock option to purchase 375,000 shares of the Company’s common stock and (ii) 75,000 restricted stock units, in each case under the Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan. The non-qualified stock option, which has an exercise price equal to $2.56 and a term of seven years, will vest and become exercisable in twelve equal installments on each monthly anniversary of December 10, 2010, subject to Mr. Bosco’s continued employment with the Company. The RSUs will vest in full on June 10, 2011, subject to Mr. Bosco’s continued employment with the Company. In addition, the employment agreement provides that the option granted to Mr. Bosco will become fully vested and exercisable and the RSUs will become fully vested immediately upon the earliest to occur of (i) the date on which Mr. Bosco’s employment is terminated by the Company without “cause,” (ii) the date on which the board of directors appoints a Chief Executive Officer and President of the Company to succeed Mr. Bosco, (iii) the date on which Mr. Bosco’s employment is terminated by reason of his death or “disability,” or (iv) the date of the occurrence of a “change in control” (each as defined in the employment agreement).
Asset Sale and Licensing Arrangement
On February 9, 2011, Opnext Subsystems, Inc. (the “Seller”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Buyer”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission (the “Assets”) to Buyer for $26 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement, and $2.5 million of which will be payable upon the Additional Closing (as defined below).
Simultaneously with the execution of the Purchase Agreement, the Seller transferred certain of the Assets that were functional as listed in the Purchase Agreement (the “Initial Assets”), as well as all intellectual property embodied in the Initial Assets (other than patents, trademarks, trade secrets and third party intellectual property) and Buyer assumed all liabilities to the extent arising out of or related to the ownership, use and operation of the Initial Assets following such transfer. Upon the closing of the transaction with respect to the Additional Assets (the “Additional Closing”), Seller will transfer to Buyer the remaining Assets (the “Additional Assets”), which consist of in-process research and development, as well as all intellectual property embodied in the Additional Assets (other than patents, trademarks, trade secrets and third party intellectual property) and Buyer will assume all liabilities to the extent arising out of or related to the ownership, use and operation of the Additional Assets following the Additional Closing, as well as certain other liabilities relating to certain of Seller’s employees who may be hired by Buyer.
The Additional Closing is subject to a number of customary conditions. Seller must use commercially reasonable efforts to complete the Additional Assets in accordance with certain agreed upon criteria by April 15, 2011. If Seller completes the Additional Assets by such date, and the Additional Assets meet the agreed upon criteria, then Buyer will accept the Additional Assets and make the final $2.5 million payment to Seller. If the Additional Assets are not completed by April 15, 2011, Buyer may elect in its sole discretion to: (i) accept the Additional Assets in their incomplete form and pay Seller the final $2.5 million; (ii) grant Seller a three-month extension and pay Seller the final $2.5 million (regardless of whether or not the Additional Assets are completed by the extension date); or (iii) cancel payment of the final $2.5 million and release Seller from any obligation to deliver the Additional Assets. If the Additional Closing does not occur by July 15, 2012, the Purchase Agreement may be terminated by either party upon written notice, subject to certain exceptions.
The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations (of Seller) for a transaction of this size and nature. The indemnification obligations of Seller are subject to a deductible and de minimis threshold. In addition, the indemnification obligations with respect to breaches of representations and warranties by Seller are subject to a cap of $2,600,000, other than breaches of certain fundamental representations and warranties, which are subject to a cap equal to the Purchase Price.
In connection with Buyer’s purchase of the Assets, pursuant to an Intellectual Property License Agreement, Seller will grant certain additional licenses to Buyer and Buyer will grant Seller a license back to the Assets, in each case subject to certain field restrictions.

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
Overview and Background
We were incorporated as a wholly owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial products. In June 2003, we acquired Pine Photonics Communication Inc., or Pine, and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40Gbps subsystems. We presently have sales and marketing offices in the United States, Europe, Japan and China, which are strategically located in close proximity to our major customers. We also have research and development facilities that are co-located with each of our manufacturing facilities in the United States and Japan. In addition, we use contract manufacturers that are located in China, Japan, the Philippines, Taiwan, Thailand and the United States. Certain of our contract manufacturers that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
Revenues
Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout the Americas, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.8% and 94.5% of our total revenues during the three-month periods, and 91.5% and 96.0% of our total revenues during the nine-month periods, ended December 31, 2010 and 2009, respectively. Sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 63.6% and 72.4% of our total revenues during the three-month periods, and 66.4% and 63.1% of our total revenues during the nine-month periods, ended December 31, 2010 and 2009, respectively. Sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 28.2% and 22.1% of our total revenues during the three-month periods, and 25.1% and 32.9% of our total revenues during the nine-month periods, ended December 31, 2010 and 2009, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.
The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month period ended December 31, 2010, sales to two customers in aggregate, Alcatel-Lucent and Cisco Systems, Inc. and subsidiaries (“Cisco”), represented 32.8% of our total revenues. For the nine-month period ended December 31, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co. Ltd. (“Huawei”), represented 45.9% of our total revenues. For the three-month period ended December 31, 2009, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Nokia Siemens Networks, represented 54.2% of our total revenues. For the nine-month period ended December 31, 2009, two customers, Cisco and Nokia Siemens Networks, represented 45.8% of our total revenues. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.
During the three-month periods ended December 31, 2010 and 2009, sales attributed to the Americas represented 41.7% and 47.4% of revenues, sales attributed to Asia Pacific (excluding Japan) represented 21.0% and 19.6% of revenues, sales attributed to Europe represented 20.2% and 24.0% of revenues, and sales attributed to Japan represented 17.1% and 9.0% of revenues, respectively. During the nine-month periods ended December 31, 2010 and 2009, sales attributed to the Americas represented 41.1% and 45.0% of revenues, sales attributed to Asia Pacific (excluding Japan) represented 22.3% and 13.4% of revenues, sales attributed to Europe represented 21.6% and 32.2% of revenues, and sales attributed to Japan represented 15.0% and 9.4% of revenues, respectively.

Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended December 31, 2010 and 2009, 17.7% and 9.3% of our sales were denominated in Japanese yen, respectively, and for the nine-month periods ended December 31, 2010 and 2009, 15.6% and 9.4% of our sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
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
Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. Our cost of sales denominated in Japanese yen was 49.9% and 40.6% during the three-month periods, and 46.7% and 33.8% during the nine-month periods, ended December 31, 2010 and 2009, respectively. The increase in the portion of our cost of sales denominated in Japanese yen during the three-month and nine-month periods ended December 31, 2010 was primarily attributable to the decline in sales of 40Gbps subsystems, which are denominated in U.S. dollars.
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
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $0.8 million and $1.1 million of expenses in connection with these agreements during the three-month periods, and $2.6 million and $2.9 million during the nine-month periods, ended December 31, 2010 and 2009, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment and the expenses associated with other contract research and development related services.
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
Inventory
Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise plan to carry. As of December 31 and March 31, 2010, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $9.4 million and $7.5 million, respectively.

Income Taxes
We are subject to taxation in the United States, Japan, Germany and various state, local and other foreign jurisdictions. Our U.S. federal, Japan, Germany and New Jersey state income tax returns have been examined by the respective taxing authorities through the fiscal years ended March 31, 2008, March 31, 2006, March 31, 2007 and March 31, 2007, respectively.
The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return. As of December 31, 2010, no adjustments had been proposed. The State of Texas has notified us that it intends to audit StrataLight’s 2008 franchise tax return.
Factors That May Influence Future Results of Operations
Global Economic Conditions
In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect a stabilization of the economy and credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Fluctuations of the Japanese Yen and the U.S. Dollar
The Japanese yen has appreciated significantly relative to the U.S. dollar in recent years. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and the U.S. dollar because certain of our sales and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and the U.S. dollar impact both our revenues and our operating costs. For example, sales denominated in Japanese yen represented 17.7% and 15.6% of our revenues in the three-month and nine-month periods ended December 31, 2010, while our cost of sales and operating expenses denominated in Japanese yen were 49.9% and 46.7%, respectively, in such periods. Continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our costs and expenses and, therefore, adversely affect our financial condition and results of operations.
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
Our revenues are also impacted by our ability to procure critical component parts for our products from our suppliers. During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased significantly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products can adversely affect our ability to fulfill customer orders and, therefore, our results of operations. For example, during each of the quarters ended December 31, September 30, June 30 and March 31, 2010, we experienced significant limitations on the components available from certain of our suppliers resulting in losses of anticipated sales. While we cannot predict the duration or extent of these supply limitations, we anticipate that such limitations will continue to impact us to some extent during the remainder of our fiscal year ending March 31, 2011 and into our fiscal year ending March 31, 2012.
Our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen. Our sales denominated in U.S. dollars represented 81.4% and 89.6% of our revenues, and our sales denominated in Japanese yen represented 17.7% and 9.3% of our revenues, for the three-month periods ended December 31, 2010 and 2009, respectively. Our sales denominated in U.S. dollars represented 83.5% and 89.8% of our revenues, and our sales denominated in Japanese yen represented 15.6% and 9.4% of our revenues, for the nine-month periods ended December 31, 2010 and 2009, respectively. To the extent we generate sales in currencies other than the U.S. dollar, our future revenues will be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.

During the fiscal year ended March 31, 2010, we began to enter into development agreements to design, develop and manufacture complex products, primarily 40Gbps and 100Gbps optical modules and subsystems, according to the specifications of the customer. Given that such agreements can represent significant revenue for us, the timing of execution and delivery on the requirements of any such agreement may have a substantial effect on our ability to recognize revenue for a particular period. In addition, since the receipt of payments and recognition of revenue pursuant to such development agreements are generally subject to the completion of milestones, the revenue related to any such agreement may be subject to deferral or may not be recognized at all if the relevant milestone is not achieved. Finally, since the revenue associated with such agreements can have nominal corresponding cost of sales, these agreements can have a substantial effect on our gross margin during the period in which such revenue and associated cost of sales is recognized.
Cost of Sales and Gross Margin
Our cost of sales is and will continue to be exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. For example, our cost of sales denominated in Japanese yen was 49.9% and 40.6% during the three-month periods, and 46.7% and 33.8% during the nine-month periods, ended December 31, 2010 and 2009, respectively.
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
Potential Impairment of Long-Lived Assets
While we continue to believe that the acquisition of StrataLight complements our core of high speed client technologies, StrataLight has not contributed the level of revenues that we initially anticipated. For example, StrataLight contributed revenues of $30.5 million in the nine-month period ended December 31, 2010, compared to revenues of $68.7 million in the nine-month period ended December 31, 2009. As of March 31, 2009, we recorded a goodwill impairment charge that represented the full amount of goodwill recorded in connection with such acquisition. Continuation of this unfavorable level of contribution from StrataLight could result in the impairment of the long-lived assets associated with the StrataLight business, including the remaining intangible assets valued at $18.9 million and property, plant and equipment of $5.2 million as of December 31, 2010, and could adversely affect our future financial results.
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
Expense Reduction Actions
On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including, but not limited to: an approximately ten percent reduction in our global workforce, elimination of bonuses for the fiscal year ended March 31, 2009, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees and suspension of our matching contribution to the 401(k) plan, each for a period of not less than six months. The ten percent reduction in executive salaries and director cash compensation, the five percent reduction in salaries for other employees and the suspension of our matching contribution to the 401(k) plan were each subsequently extended through March 31, 2010. In addition, in October 2009 we further reduced our global workforce by approximately five percent. As of April 1, 2010, executive and other employee salaries and director cash compensation were restored to their levels prior to the reduction. Such restored compensation is expected to increase our annualized cost and operating expense structure by approximately $4.5 million in the fiscal year ending March 31, 2011, relative to the level of such expenses in the fiscal year ended March 31, 2010. Our matching contribution to the 401(k) plan remains suspended, but will be reinstated effective April 1, 2011.
Critical Accounting Policies
There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Results of Operations for the Three-Month and Nine-Month Periods Ended December 31, 2010 and 2009
The following table reflects the results of our operations in U.S. dollars and as a percentage of revenues. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
			(as percentage				(as percentage
	(in thousands)		of revenues)		(in thousands)		of revenues)
Revenues	$97,051	$76,065	100.0%	100.0%	$262,293	$242,349	100.0%	100.0%
Cost of sales	76,244	62,500	78.6%	82.2%	206,218	191,559	78.6%	79.0%
Amortization of developed product research	1,445	1,445	1.5%	1.9%	4,335	4,335	1.7%	1.8%

Gross margin	19,362	12,120	20.0%	15.9%	51,740	46,455	19.7%	19.2%
Research and development expenses	13,656	17,475	14.1%	23.0%	46,480	55,272	17.7%	22.8%
Selling, general and administrative expenses	15,369	13,179	15.8%	17.3%	43,773	41,127	16.7%	17.0%
Amortization of purchased intangibles	342	342	0.4%	0.4%	1,026	8,898	0.4%	3.7%
Loss on disposal of property and equipment	—	170	0.0%	0.2%	239	180	0.1%	0.1%

Operating loss	(10,005)	(19,046)	(10.3)%	(25.0)%	(39,778)	(59,022)	(15.2)%	(24.4)%

Interest expense, net	(225)	(178)	(0.2)%	(0.2)%	(614)	(432)	(0.2)%	(0.2)%
Other income (expense), net	124	422	0.1%	0.6%	(354)	(882)	(0.1)%	(0.3)%

Loss before income taxes	(10,106)	(18,802)	(10.4)%	(24.7)%	(40,746)	(60,336)	(15.5)%	(24.9)%
Income tax (expense) benefit	(74)	222	(0.1)%	0.3%	(121)	126	(0.1)%	0.1%

Net loss	$(10,180)	$(18,580)	(10.5)%	(24.4)%	$(40,867)	$(60,210)	(15.6)%	(24.8)%

Comparison of the Three-Month Periods Ended December 31, 2010 and 2009
Revenues. Revenues increased $21.0 million, or 27.6%, to $97.1 million in the three-month period ended December 31, 2010, compared to $76.1 million for the three-month period ended December 31, 2009 including a $1.4 million benefit from fluctuations in foreign currency exchange rates. Revenue from sales of 40Gbps and above products increased $10.6 million, or 63.3%, to $27.4 million, in the three-month period ended December 31, 2010, compared to the three-month period ended December 31, 2009, as a result of increased sales of 40Gbps and 100Gbps modules, partially offset by a decline in revenues from 40Gbps subsystems sales. Revenue from sales of 10Gbps and below products increased $6.7 million, or 12.2%, to $61.8 million, in the three-month period ended December 31, 2010, compared to the three-month period ended December 31, 2009, primarily due to higher sales of XFP, SFP+ and 300 pin fixed and tunable modules, partially offset by decreased sales of Xenpak and X2 modules. Revenue from sales of our industrial and commercial products increased $3.7 million, or 88.3%, to $7.9 million, in the three-month period ended December 31, 2010, compared to the three-month period ended December 31, 2009.
Gross Margin. Gross margin increased approximately $7.3 million, or 59.8%, to $19.4 million in the three-month period ended December 31, 2010, compared to $12.1 million for the three-month period ended December 31, 2009. Gross margin for the three-month period ended December 31, 2010 includes a $1.4 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended December 31, 2010, and December 31, 2009, included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. Additional costs associated with the StrataLight acquisition that were incurred during the three-month period ended December 31, 2009, included $0.1 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the three-month periods ended December 31, 2010 and December 31, 2009 included charges of $0.6 and $0.2 million, respectively, for excess and obsolete inventory.
Gross margin as a percentage of revenues increased to 20.0% for the three-month period ended December 31, 2010, from 15.9% for the corresponding period in 2009, primarily due to the favorable impact of higher 40Gbps and above product sales, higher sales volumes and lower Employee Liquidity Bonus Plan expenses, partially offset by the negative effect from fluctuations in foreign currency exchange rates, lower average selling prices and higher excess and obsolete inventory charges.
Research and Development Expenses. Research and development expenses decreased $3.8 million, to $13.7 million, for the three-month period ended December 31, 2010, from $17.5 million for the three-month period ended December 31, 2009, despite a $0.6 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of revenues to 14.1% for the three-month period ended December 31, 2010, from 23.0% for the corresponding period in 2009, as a result of the expiration of the Employee Liquidity Bonus Plan in the fiscal quarter ended March 31, 2010, lower employee costs and decreased expenses for outsourced services.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, to $15.4 million, for the three-month period ended December 31, 2010, from $13.2 million for the three-month period ended December 31, 2009. Selling, general and administrative expenses decreased as a percentage of revenues to 15.8% for the three-month period ended December 31, 2010, from 17.3% for the corresponding period in 2009, notwithstanding a $0.4 million increase from fluctuations in foreign currency exchange rates and $1.2 million of expenses associated with the resignation of the Company’s Chief Executive Officer in December 2010, as well as higher salary expense and information technology costs.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for each of the three-month periods ended December 31, 2010 and 2009 and entirely related to customer relationships.
Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million for the three-month period ended December 31, 2009. There was no loss on disposal of property and equipment recorded for the three-month period ended December 31, 2010.
Interest Expense, Net. Interest expense, net, was $0.2 million for each of the three-month periods ended December 31, 2010 and 2009 and consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents.
Other Income (Expense), net. Other income, net, was $0.1 million and $0.4 million for the three-month periods ended December 31, 2010 and 2009, respectively, and consisted primarily of net exchange gains on foreign currency transactions.
Income Tax Expense. During the three-month period ended December 31, 2010, we recorded $74,000 of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses, and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
During the three-month period ended December 31, 2009, we recorded $222,000 of current income tax benefit primarily attributable to acceleration of U.S. Federal research credits under the 2008 Housing and Economic Recovery Act, partially offset by current income tax expense that was recorded as a result of income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will ever be realized.
Comparison of the Nine-Month Periods Ended December 31, 2010 and 2009
Revenues. Overall revenues increased $20.0 million, or 8.3%, to $262.3 million in the nine-month period ended December 31, 2010, from $242.3 million in the nine-month period ended December 31, 2009 including a $3.0 million benefit from fluctuations in foreign currency exchange rates. During the nine-month period ended December 31, 2010, revenues from sales of our 40Gbps and above products decreased $13.8 million, or 17.3%, to $65.9 million primarily as a result of a decline in 40Gbps subsystems sales, partially offset by increased sales of 40Gbps and 100Gbps modules. Revenue from sales of our 10Gbps and below products increased $21.3 million, or 13.9%, to $174.0 million in the nine-month period ended December 31, 2010, compared to the nine-month period ended December 31, 2009, primarily due to higher sales of XFP and SFP+ modules, partially offset by decreased sales of Xenpak, X2 and SFP modules. Revenue from sales of our industrial and commercial products also increased $12.7 million, or 132.4%, to $22.3 million in the nine-month period ended December 31, 2010, compared to the nine-month period ended December 31, 2009.
Gross Margin. Gross margin increased $5.2 million, or 11.4%, to $51.7 million in the nine-month period ended December 31, 2010, from $46.5 million in the nine-month period ended December 31, 2009. Gross margin for the nine-month period ended December 31, 2010, included a $2.5 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the nine-month periods ended December 31, 2010 and 2009 included $4.3 million of developed product technology amortization expense associated with the acquisition of StrataLight. During the nine-month period ended December 31, 2009, we also incurred a $1.0 million charge attributable to purchase price accounting adjustments for inventory sold during the period and $0.9 million of Employee Liquidity Bonus Plan expense. In addition, gross margin for the nine-month periods ended December 31, 2010 and 2009, included charges of $2.0 million and $2.6 million, respectively, for excess and obsolete inventory charges.
As a percentage of sales, gross margin increased to 19.7% for the nine-month period ended December 31, 2010, from 19.2% for the nine-month period ended December 31, 2009, due to higher sales volumes, lower average per unit material and outsourcing costs, lower excess and obsolete inventory charges and reduced costs associated with the StrataLight acquisition, partially offset by declining average selling prices, the negative effects of lower 40Gbps and above product sales and fluctuations in foreign currency exchange rates.
Research and Development Expenses. Research and development expenses decreased by $8.8 million to $46.5 million in the nine-month period ended December 31, 2010, from $55.3 million in the nine-month period ended December 31, 2009, notwithstanding a $1.7 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of revenues to 17.7% for the nine-month period ended December 31, 2010, from 22.8% for the nine-month period ended December 31, 2009, as a result of the expiration of the Employee Liquidity Bonus Plan in March 31, 2010, lower employee costs and decreased expenses for outsourced services.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million to $43.8 million in the nine-month period ended December 31, 2010, from $41.1 million in the nine-month period ended December 31, 2009, including a $0.9 million increase from fluctuations in foreign currency exchange rates and $1.2 million of expenses associated with the resignation of the Company’s Chief Executive Officer in December 2010. Selling, general and administrative expenses increased as a percentage of revenues to 16.7% for the nine-month period ended December 31, 2010, from 17.0% for the corresponding period in 2009.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $1.0 million for the nine-month period ended December 31, 2010, entirely related to customer relationships. Amortization of purchased intangibles related to the acquisition of StrataLight was $8.9 million for the nine-month period ended December 31, 2009, and consisted of $7.9 million related to order backlog and $1.0 million related to customer relationships.
Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million for each of the nine-month periods ended December 31, 2010 and 2009.
Interest Expense, Net. Interest expense, net increased $0.2 million to $0.6 million in the nine-month period ended December 31, 2010, from $0.4 million in the corresponding period in 2009. Interest expense, net for the nine-month periods ended December 31, 2010 and 2009, primarily consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents. The increase in interest expense primarily reflects the increase in capital lease obligations.
Other Expense, Net. Other expense, net decreased $0.5 million to $0.4 million in the nine-month period ended December 31, 2010, from $0.9 million in the corresponding period in 2009 and consisted primarily of net exchange losses on foreign currency transactions.
Income Tax Expense. During the nine-month period ended December 31, 2010, we recorded $121,000 of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
During the nine-month period ended December 31, 2009, we recorded $126,000 of current income tax benefit primarily attributable to $228,000 of accelerated U.S. Federal research credits under the 2008 Housing and Economic Recovery Act, partially offset by current income tax expense of $102,000 that was recorded as a result of income earned in certain foreign and certain state tax jurisdictions. In other tax jurisdictions, we generated operating losses, and we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that the deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
During the nine-month period ended December 31, 2010, cash and cash equivalents decreased by $45.2 million to $87.4 million from $132.6 million at March 31, 2010. This decrease consisted of $27.9 million of net cash used in operating activities, $8.5 million of capital lease payments, $3.4 of short-term debt payments and $6.3 million of capital expenditures, partially offset by a $0.9 million benefit from the effects of foreign currency exchange rates. Net cash used in operating activities reflected our net loss of $40.9 million and an increase in net current assets excluding cash and cash equivalents of $17.0 million, partially offset by depreciation and amortization of $18.1 million, non-cash stock-based compensation expense of $6.3 million, amortization of purchased intangibles of $5.4 million and loss on disposal of fixed assets of $0.2 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from an increase in accounts receivable, higher inventory levels and an increase in prepaid and other current assets, partially offset by higher accounts payable, accrued expenses and other liabilities. During the nine-month period ended December 31, 2010, we also entered into $9.5 million of new capital lease obligations.
Effective October 29, 2010, the borrowing base of the Company’s short-term loan with the Sumitomo Trust Bank (“Sumitomo”) was reduced to 1,900,000,000 yen from 2,000,000,000 yen and the annual interest rate being charged until November 30, 2010 was increased to 1.725%, representing Sumitomo’s short-term prime rate plus 0.25 percent. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000,000 yen each month until the outstanding balance is 1,500,000,000 yen and the annual interest rate charged each month would be equal to Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent. At December 31, 2010, the outstanding loan balance was 1,700,000,000 yen and the interest rate charged for the month of December was 1.725%.
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
To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended December 31, 2010 and 2009, 17.7% and 9.3%, respectively, of our sales were denominated in Japanese yen and 1.0% and 0.9%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars. For the nine-month periods ended December 31, 2010 and 2009, 15.6% and 9.4%, respectively, of our sales were denominated in Japanese yen and 0.9% and 0.6%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.
To the extent we manufacture our products in Japan, our cost of sales will be affected by fluctuations in the relative value of the Japanese yen and the U.S. dollar. During the three-month and nine-month periods ended December 31, 2010 and 2009, approximately 49.9% and 40.6%, and 46.7% and 33.8%, respectively, of our cost of sales were denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars in the future.
To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by fluctuations in the relative value of the Japanese yen and the U.S. dollar. During the three-month and nine-month periods ended December 31, 2010 and 2009, approximately 42.6% and 38.1%, and 40.3% and 33.5%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in the relative value of the Japanese yen and the U.S. dollar. If the exchange rate between the Japanese yen and the U.S. dollar had appreciated by an additional ten percent during the three-month and nine-month periods ended December 31, 2010, our operating income would have decreased by approximately $3.4 million and $10.0 million, respectively. If the exchange rate between the Japanese yen and the U.S. dollar had depreciated by an additional ten percent during the three-month and nine-month periods ended December 31, 2010, our operating income would have increased by approximately $2.8 million and $8.2 million, respectively.
As of December 31 and March 31, 2010, we had a net payable position of $14.8 million and a net receivable position of $1.2 million, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At December 31, 2010, we had five contracts in place with an aggregate nominal value of $18.0 million, and at March 31, 2010, we had six contracts in place with an aggregate nominal value of $12.0 million, with expiration dates of 120 days or less to hedge a portion of this risk. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. If the foreign currency exchange forward contracts were to be held to maturity and the exchange rate between the Japanese yen and the U.S. dollar were to fluctuate by ten percent from the closing spot rate on December 31, 2010 to the maturity date, we would realize an approximate gain at maturity of $2.0 million if the Japanese yen were to appreciate ten percent or an approximate loss at maturity of $1.5 million if the Japanese yen were to depreciate ten percent during such period.
We have entered into a short-term yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At December 31 and March 31, 2010, the loan balance was $21.0 million and $21.4 million, respectively. Interest on the loan is paid monthly and ranged from 1.26% to 1.73%, and 1.31% to 1.57%, during the nine-month periods ended December 31, 2010 and 2009, respectively. Total interest expense was $91,000 and $74,000 for the three-month periods, and $254,000 and $219,000 for the nine-month periods, ended December 31, 2010 and 2009, respectively.
To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of December 31 and March 31, 2010, we had $87.4 million and $132.6 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On February 9, 2011, Opnext Subsystems, Inc. (the “Seller”), a wholly owned subsidiary of Opnext, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Buyer”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission (the “Assets”) to Buyer for $26 million (the “Purchase Price”), $23.5 million of which was paid at the initial closing, which occurred simultaneously with the execution of the Purchase Agreement (the “Initial Closing”), and $2.5 million of which will be payable upon the Additional Closing (as defined below).
Upon the Initial Closing, the Seller transferred certain of the Assets that were functional as listed in the Purchase Agreement (the “Initial Assets”), as well as all intellectual property embodied in the Initial Assets other than patents, trademarks, trade secrets and third party intellectual property. Also upon the Initial Closing, Buyer assumed all liabilities to the extent arising out of or related to the ownership, use and operation of the Initial Assets following the Initial Closing. Upon the closing of the transaction with respect to the Additional Assets (the “Additional Closing”), Seller will transfer to Buyer the remaining Assets (the “Additional Assets”), which consist of in-process research and development, as well as all intellectual property embodied in the Additional Assets other than patents, trademarks, trade secrets and third party intellectual property. Upon the Additional Closing, Buyer will assume all liabilities to the extent arising out of or related to the ownership, use and operation of the Additional Assets following the Additional Closing, as well as certain other liabilities relating to certain of Seller’s employees who may be hired by Buyer.
The Additional Closing is subject to a number of customary conditions. Seller must use commercially reasonable efforts to complete the Additional Assets in accordance with certain agreed upon criteria by April 15, 2011. If Seller completes the Additional Assets by such date, and the Additional Assets meet the agreed upon criteria, then Buyer will accept the Additional Assets and make the final $2.5 million payment (the “Final Payment”) to Seller. If the Additional Assets are not completed by April 15, 2011, Buyer may elect in its sole discretion to: (i) accept the Additional Assets in their incomplete form and make the Final Payment to Seller; (ii) grant Seller a 3-month extension and make the Final Payment to Seller (regardless of whether or not the Additional Assets are completed by the extension date); or (iii) cancel the Final Payment and release Seller from any obligation to deliver the Additional Assets. If the Additional Closing does not occur by July 15, 2012, the Purchase Agreement may be terminated by either party upon written notice, subject to certain exceptions.
The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations (of Seller) for a transaction of this size and nature. The indemnification obligations of Seller are subject to a deductible and de minimis threshold. In addition, the indemnification obligations with respect to breaches of representations and warranties by Seller are subject to a cap of $2,600,000, other than breaches of certain fundamental representations and warranties, which are subject to a cap equal to the Purchase Price.
In connection with Buyer’s purchase of the Assets, pursuant to an Intellectual Property License Agreement, Seller will grant certain additional licenses to Buyer and Buyer will grant Seller a license back to the Assets, in each case subject to certain field restrictions.

The foregoing summary of the Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Item 6.	Exhibits

Exhibit
No.		Description of Document
3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3		Specimen of stock certificate for common stock.(1)

10.1
Separation Agreement dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 10, 2010.

10.2	*	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry Bosco
Harry Bosco
Chief Executive Officer and President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance
Date: February 9, 2011

Exhibit Index

Exhibit
No.		Description of Document
3.1		Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2		Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3		Specimen of stock certificate for common stock.(1)

10.1
Separation Agreement dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 10, 2010.

10.2	*	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.