Form 10-K
period 2011-03-31
OPNEXT INC
filed 2011-06-14
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of September 30, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $86,292,148.64, based upon the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on September 30, 2010 of $1.57 per share.
     As of June 9, 2011, 90,283,473 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K Report.

PART I
Item 1. Business
Business Description
     Opnext, Inc. (which may be referred to in this Form 10-K as the “Company,” “we,” “us,” or “our”) is a designer and manufacturer of optical components, modules and subsystems for communications uses. The majority of our revenue is derived from the sale of high speed optical communications products related to the transmission and reception of high speed optical signals over optical fiber. We sell our products, which enable high speed network connectivity to address the increasing data usage by the global population, to other businesses. Additionally, we sell infrared and visible light optical devices for industrial and commercial use.
     Our optical communications components consist of discrete transmitters and receivers typically consisting of a hermetically packaged compound semiconductor laser or photodetector. These components utilize internally fabricated or externally sourced lasers or photodetectors built from InP (indium phosphide) or GaAs (gallium arsenide) compound semiconductor materials systems. Our optical transceiver modules, which often use our components, convert signals between electrical and optical for transmitting and receiving data over fiber optic networks, providing the physical communications interface for both data communications and telecommunications systems. These optical transceiver modules are used for both client-side interfaces generally consisting of short distance dedicated fiber cables as well as line-side interfaces consisting of long distance transmission with shared fiber cable and amplification media. Our subsystems and custom designs, which utilize our transmission and photonics know-how, optimize performance for high speed transport networks. Our subsystems generally specialize in 40Gbps and 100Gbps long distance optical communications. Our expertise in mixed-signal high frequency transmission, core semiconductor laser technology and other optical communications technologies has enabled us to create a broad portfolio of products that address demands for higher speeds, optimized long-haul links, wider temperature ranges, smaller sizes, lower power consumption and greater reliability.
     Most of our customers are engaged in the design, manufacturing and service of optical communication systems for telecommunications and data communications networks. We view ourselves as a strategic vendor to our customers. Our customers include many of the leading telecommunications and data communications network systems vendors such as Alcatel-Lucent, Cisco Systems, Inc. and subsidiaries (“Cisco”), Huawei Technologies Co., Ltd (“Huawei”) and Nokia Siemens Networks (“NSN”). Through our direct sales force supported by manufacturer representatives and distributors, we sell products to network systems vendors throughout the Americas, Europe, Japan and the rest of the Asia Pacific region. We also supply components to several major transceiver module companies and sell into select industrial and commercial applications where we can apply our core laser capabilities, such as mini projectors, defense products, laser projection, medical systems, display applications, laser printers and barcode scanners.
     We were founded in September 2000 as a subsidiary of Hitachi Ltd. (“Hitachi”) and subsequently spun out of Hitachi’s fiber optic components business. We draw upon a nearly 40-year history of fundamental laser research, manufacturing excellence and product development that has helped create several technological innovations, including the creation of 10Gbps and 40Gbps laser technologies. We work closely with Hitachi’s renowned research laboratories to conduct research and commercialize products based on fundamental laser and photodetector technology. These research efforts have enabled us to develop market leadership in the 10Gbps and 40Gbps transceiver module market and are supporting our development of differentiated products for emerging higher-speed markets, such as the 40GbE and 100Gbps markets.
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
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.opnext.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Industry Background
     Networks are frequently described in terms of the distances they span and the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the distance involved and the amount of data or bandwidth to be transmitted, often expressed as gigabits per second, or Gbps. Voice-grade copper wire can only support connections of about two kilometers without the use of repeaters to amplify the signal. At speeds of greater than 1 Gbps the ability of copper wire to transmit more than 300 meters is limited due to the degradation of the signal over distance as well as interference from external signal generating equipment. Optical systems, on the other hand, can carry signals in excess of 80 kilometers at speeds of 10 Gbps without further processing. For networks with longer links, such as submarine or inter-continental spans, long haul or coast-to-coast spans, or regional spans, the distances range from a few hundred to thousands of kilometers and the signaling is almost exclusively transmitted optically. These long distances require processing and amplification in order for the signal to be transmitted without errors.
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
     Over the past two decades, the proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. The growth of computer networks, the Internet, mobile computing and high-bandwidth intensive applications such as video and music downloads and streaming, on-line gaming and peer-to-peer file sharing has placed greater requirements on the former telephone networks to transport an increased amount of data traffic. These applications drive increased network utilization across the core and at the edge of wireline, wireless and cable networks, challenging network service providers to supply increasing bandwidth to their customers. This has caused telecommunications network service providers to install fiber optic cable connections progressively closer to the end user in an effort to transmit more data at a lower operating cost. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, the need to quickly transmit, store and retrieve large blocks of data in a cost-effective manner has increasingly required service providers to add high-speed network access such as Wi-Fi, WiMAX, and 3G/4G and to expand the capacity, or bandwidth, of their networks by using fiber optic technology to transmit data at higher speeds and over greater distances.
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
     Mirroring the convergence of telecommunications and data communications networks, network systems vendors are increasingly addressing both telecommunications and data communications applications. Traditional telecommunications network systems vendors, such as NSN and Alcatel-Lucent, and traditional data communications network systems vendors, such as Cisco, are producing optical systems increasingly based on 10Gbps, 40Gbps and 100Gbps speeds, including multi-service switches, DWDM (Dense Wave Division Multiplexing) transport terminals, access multiplexers, routers, and Ethernet switches.
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
     There are two broad categories of standardization in the optical communications industry. The first is industry standard interfaces that specify the frequency of light, data structure, detailed optical and electrical parameters, and data encoding. These are usually specified by international standards bodies such as the IEEE (Institute of Electrical and Electronics Engineers) and the ITU (International Telecommunication Union). Some examples include 10 Gigabit Ethernet and DWDM channel grid used primarily in telecommunications networks. The second broad category is a mechanical and electrical definition of a form factor generally specified as Multi-Source Agreements (MSAs). Many customers use these MSAs as a framework for the design of their new systems. These MSAs specify the mechanical dimensions, electrical interface, diagnostic and management features and other key specifications, such as heat and electrical interference, of the form factor and enable network systems vendors to plan their new systems accordingly. We were founders or early members of successfully adopted 10Gbps MSAs such as 300 pin, XENPAK, X2, SFP+, XLMD and XMD. In 2009, we were a founding member of a group that announced an industry MSA for 40Gbps and 100Gbps modules called CFP. We are also providing technical leadership in the Optical Internetworking Forum for developing MSAs for 100Gbps long-haul DWDM applications.
     Our products typically comply both with the industry standard interfaces as well as with MSA-defined form factors. The existence of these standards generally increases the level of competition, yet the two layers of standardization facilitate market expansion and reduce the risk that a custom design might never achieve mass deployment. Additionally, from the optical systems vendor to the network service provider, there is higher confidence to deploy standards-based equipment and interfaces more rapidly and widely. This confidence stems from the reduced supply risk as well as the backwards and forwards compatibility that industry standards provide.
     Within the constraints of these industry standards, optical subsystems, module and component companies still face significant technology challenges. We need to provide products that incorporate improved semiconductor laser technology and improved mixed-signal logic that address performance, power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability and low cost. The following are some of the primary technical challenges we encounter in designing and bringing our products to market:
•	The Power Challenge. Modules that operate at 10Gbps and 40Gbps consume two to more than five times as much electrical power as modules operating at the preceding data rate, and the power challenges are expected to become more difficult as the industry moves toward 100Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher-speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher temperature tolerance and improved efficiency, which reduces power consumption and enables smaller form factor modules to be used. Most carriers and system vendors also now have well established green programs and award preference to suppliers that help them reduce their carbon footprint through lower power consumption.

•	The Temperature Challenge. Within an optical module, the laser diode is the component most sensitive to temperature. As a result, 10Gbps modules have in the past been constrained to 70°C maximum operating case temperature. Even in temperature controlled environments, heat dissipation from neighboring electronic components can raise internal equipment temperatures to levels that degrade laser and module performance. Furthermore, some network equipment is located outdoors in non-temperature controlled environments where transceiver modules need to operate reliably up to an operating case temperature of 85°C. Therefore, customers are demanding optical modules that can operate at wider temperature ranges, especially incorporating lasers that do not require costly and inefficient thermoelectric coolers. A benefit of more efficient and uncooled lasers is that they draw less current, which reduces power consumption and helps the environment. We are extending this technology to reaches of up to 80km at 10Gbps.

•	The Size Challenge. The system throughput, data rate of each port and the overall chassis dimensions of a system define the bandwidth capacity of that system. Expanding the capacity of a system requires increasing the number of ports and the data rate of those ports. To meet these higher speed and density requirements, industry leaders have defined smaller transceiver packages. As the size of these packages decreases, so does their ability to dissipate heat, making it virtually impossible to support cooled-laser technology.

Therefore, lower power consumption uncooled-laser technology with higher temperature tolerance and improved efficiency is required to meet the thermal capacity of these smaller packages.
     These three challenges become greater factors as we move further into 40Gbps and 100Gbps client-side and line-side solutions.
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
     Semiconductor Laser Design & Manufacturing. We are a leading designer and manufacturer of lasers for high-speed fiber optic communications such as 10Gbps and 40Gbps. In the development and manufacturing of new lasers, we utilize accumulated knowledge in areas such as semiconductor growth, semiconductor materials systems, quantum well engineering, wavelength design and high-frequency performance. This knowledge enables performance improvements such as miniaturization, wavelength control, wide temperature and high-speed operation, and provides us with a time to market and design advantage over companies that source their 10Gbps and 40Gbps lasers from other companies.
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
     Analog Integrated Circuit and Radio Frequency Design. We internally develop both silicon germanium integrated circuits and monolithic microwave integrated circuits for modulator driver amplifier applications. This analog electronics expertise captured in our integrated circuits provides our 40Gbps and 100Gbps transponders with improved performance and time-to-market advantages. In addition, we are continuing to optimize radio frequency techniques for 40Gbps applications and packaging and interconnect design at 40Gbps and 100Gbps.
     High Speed Optical Design. High speed optical interfaces such as 40Gbps and 100Gbps require significant development of the analog optical design to meet performance requirements while remaining readily manufacturable. In addition to delivering advanced performance for high speed 40Gbps and 100Gbps transponders, we have also pioneered the development of carrier-class polarization mode dispersion compensation (PMDC) technology. Polarization mode dispersion is primarily created by mechanical stress in the fiber link, causing the polarization states of an optical signal to travel with different propagation velocities and thus arrive at different times at the receiver. Polarization mode dispersion stresses the receiver in detecting the transmitted optical signal and may cause inter-symbol interference, which leads to bit errors. Opnext’s PMDC technology reduces the impairment effects of PMD.
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
     Module Design. Transceiver modules integrate the TOSA, ROSA, integrated circuits and other components into compact packages specified by various MSAs. We develop key technologies in the form of high-speed circuit design to allow for error-free receiving, processing and transmitting of information, exceptional mechanical design to allow for higher tolerance of electrical and mechanical shock and excellent thermal design to transfer heat away from key components of the module and the module itself. Long-distance transmission modules generally require special manipulation of the optical signal to ensure that error-free transmission is achieved over hundreds of kilometers of optical fiber.
     Modulation Techniques. In the communications industry, the modulation scheme refers to how bits of binary data are encoded into a new set of symbols that are more easily transmitted and received. A historical example is Morse code, which encodes data in short pulses, dots, and long pulses, dashes. Conventionally, optical communication has used a pulse of light to encode a binary “1” and the absence of light to encode a binary “0”. However, at higher data rates such as 40 Gbps and beyond, more complex modulation schemes are required. We possess expertise and know-how in using modulation schemes for long-reach and high data-rate optical transmission, including continuously optimized DPSK (Differential Phase Shift Keying), RZ-DQPSK (Return to Zero — Differential Quadrature Phase Shift Keying) and coherent technologies. Additionally, we maintain a database of carrier fiber characteristics and deployed infrastructure that allows us to accurately model our modulation solutions based upon real-world impairments.
     System-Level Software. At the system level, we offer a web-based graphical user interface that provides fault, configuration, accounting, performance and security, or FCAPS, capabilities within a self-contained, network-managed subsystem. Our software enables fast and simple integration into our original equipment manufacturer (“OEM”) customers’ management systems via XML (eXtensible Markup Language) or SNMP (Simple Network Management Protocol) management interfaces. By combining our standards-compliant software interfaces with our 40Gbps subsystem, OEM customers are not required to independently develop hardware to integrate our 40Gbps subsystems into their existing DWDM systems.
     Our research and development plans are driven by customer input obtained by our sales and marketing teams and by our participation in various MSAs, as well as by our long-term technology and product strategies. One example of our long-term technology strategy has been our investment in coherent technologies for long-haul optical transmission. We believe that this technology investment more closely resembles traditional IC semiconductor investments with higher initial costs and potentially higher margins than traditional optical component technology investments. We review research and development priorities on a regular basis and advise key customers and Tier 1 carriers of our research and development progress to achieve better alignment in our product and technology planning. For new components and more complex modules, research and development is conducted in close collaboration with our manufacturing operations to shorten the time-to-market and optimize the manufacturing process. We generally perform product commercialization activities ourselves and utilize our Hitachi relationship to jointly develop or fund more fundamental optical technology such as new laser designs and materials systems.
     Our total research and development expenses were $62.0 million, $74.1 million and $54.0 million in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. In addition to our own sponsored research and development activities, we periodically enter into research and development agreements primarily to design, develop and manufacture complex 40Gbps and 100Gbps products according to the specifications of the customer. We recognized revenues of $0.4 million and $5.1 million pursuant to such research and development agreements during the fiscal years ended March 31, 2011 and 2010, respectively. We recognized no revenues pursuant to research and development agreements in the fiscal year ended March 31, 2009.
Products
     We categorize our communications products along three axes: data rate, application or reach, and product integration. The first axis of data rate indicates the speed at which the optical transceiver or device may operate. We have been a leader at the 10Gbps data rate, and we are investing in technically more challenging 40Gbps and 100Gbps technologies in an effort to extend our leadership to such data rates. The second axis of application or reach indicates the type of link and the distance over which the optical signal is transmitted and received. The terms client-side and line-side indicate the type of link. Line-side applications typically transport multiple signals over a shared fiber cable spanning distances within a large city to inter-continental reaches. Client-side applications use a dedicated fiber cable to transport the data over a distance spanning the interior of a building or within a small city. Sometimes we further segment the client-side applications by the type of optical fiber, such as multimode fiber, which is used for less than 100 meters or within building links, or single mode fiber, which is used for reaches that can extend between buildings or across municipalities. Finally, the third axis of product integration indicates the level of complexity and functionality of the particular product. These range from discrete laser and photodiodes sold in chip or TOSA/ROSA form factors to optical transceiver modules to integrated subsystems with full software management implementations.
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
     The integration of the transmit functionality and the receive functionality is accomplished in optical modules often referred to as transceivers or transponders. The term transceiver is used more often for client-side applications and usually implies a more compact size and module footprint, whereas a transponder is more often used for line-side applications and usually implies a larger form factor size with more complex digital controls. Optical network systems vendors rely upon these optical modules to perform transmit and receive functions in most of their new system designs. Telecommunications systems may have anywhere from two to 16 transceiver modules typically mounted onto line cards while data communications systems may have anywhere from two to 48 ports. A few network system vendors design and build the optical interfaces for line-side applications internally; however, almost all network system vendors use optical modules for client-side applications. Our modules support a wide range of protocol interfaces for telecommunications and data communications systems such as OTN, Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155Mbps to 100Gbps, as well as utilizing DWDM and tunable technology.
     The final level of integration extends to optical terminal subsystems and custom subsystems, which encompass the optical interface, digital management, digital processing and software management. Our custom 40Gbps subsystem is currently embedded in next generation 40Gbps DWDM interfaces on an IP router, but could be customized for optical cross-connect switches, SONET/SDH multiplexers and transponder-based DWDM solutions. We provide custom integrated modules that meet network system vendors’ existing software control interface and mechanical, thermal and power design constraints, thus minimizing their development overhead and time-to-market. Our OTS-4000 optical terminal subsystem is an industry-compliant, shelf-level product that occupies one-third of a standard seven-foot equipment rack and supports eight hot-swappable line cards, each with 40Gbps total capacity, consisting of transponders, regenerators, shelf controllers and dispersion compensators. The OTS-4000 is scalable to nearly a terabit per second in a single seven-foot rack in single 40Gbps channel increments and provides a service provider with an immediate reduction in transmission cost per bit. Our 40Gbps transponder technology supports long-haul transmission using existing optical amplification techniques. The OTS-4000 chassis supports redundant direct current power feeds and provides full redundancy of all common equipment.
     Our products include:

Reach and Application		<10G	10G	40G	100G
Client- side	≤300 m	SFP	SFP+, XFP, X2, XENPAK

	≤2/10 km	SFP	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips	300pin, QSFP+, CFP, XLMD TOSA, XLMD ROSA	CFP

	≤40 km	SFP, chips	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips

	≤80 km	SFP, chips	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips

Line-side	Metro to Long Haul	SFP, laser diode modules, chips	SFP+, XFP, X2, XENPAK, 300pin	300pin DPSK, 300pin DQPSK, DPSK Subsystem	Under Development

     In addition to our communication products, we offer lasers and infrared LEDs for a variety of industrial and commercial applications. Our products include 404nm, 445nm, 635nm, 650nm and 670nm wavelength-visible lasers for applications such as mini-projectors, laser printing, industrial barcode scanning, bio/medical imaging, industrial imaging and professional contractor tools; 780nm and 830nm wavelength infrared lasers for scientific measurement, night vision, and other infrared applications; and 640nm, 760nm, 840nm and 880nm wavelength infrared LEDs for sensors used in robotics and other industrial applications.
Customers
     We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide, including Alcatel-Lucent, Ciena Corporation, Cisco, Ericsson Limited, Fiberhome Telecommunication Technologies Co. Ltd., Hitachi, Huawei, Juniper Networks, Inc., NSN and ZTE Kangxun Telecom Co. Ltd.. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers. We have established long-term relationships by working closely with our customers to better understand the requirements of their products and by providing customer service and technical support.
     The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Cisco and Alcatel-Lucent historically have been our two largest customers. In addition, sales to Huawei have grown significantly over the past two years. Sales to Cisco, Alcatel-Lucent and Huawei represented 44.8% in aggregate of our total revenue in the fiscal year ended March 31, 2011. Sales to Cisco and NSN represented 44.8% in aggregate of our total revenue in the fiscal year ended March 31, 2010.
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
Competition
     The market for optical subsystems, modules and components is highly competitive and is characterized by continuous innovation. While no individual company competes against us in all of our product areas, our competitors range from the large, multinational companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications markets, we compete at the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level, such as transceivers. Competitors include Avago, Emcore, Finisar, Fujitsu, JDS Uniphase, Oclaro, Source Photonics and Sumitomo Electric Devices. With respect to subsystems and certain emerging technologies such as 100Gbps line-side technologies, we also compete with the internal development efforts of network systems companies. We believe the principal competitive factors are:
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
     In our industrial and commercial product lines, we principally compete with Arima, Mitsubishi, QSI and Sony. We believe the principal competitive factors are:
•	price-to-performance characteristics;

•	delivery performance and lead times;

•	breadth-of-product solutions;

•	sales, technical and post-sales service and support; and

•	sales channels.
Manufacturing
     We fabricate key lasers and photo detectors for use in our modules and for sale to other module suppliers in our manufacturing facilities in Totsuka and Komoro, Japan. Optical component manufacturing is highly complex, utilizing extensive know-how in multiple disciplines and accumulated knowledge of the fabrication equipment used to achieve high manufacturing yields, low cost and high product consistency and reliability. Co-location of our research and development and manufacturing teams and utilization of well-proven fabrication equipment helps us shorten the time-to-market and generally achieve or exceed manufacturing cost and yield targets. After chip fabrication, we generally utilize contract manufacturers for the more labor intensive step of packaging the bare die into standardized components such as TOSAs, ROSAs, laser diode modules and TO-cans that are then integrated into transceiver modules and other products.
     We complete the manufacturing of our 40Gbps and 100Gbps subsystems and 40Gbps DPSK modules in our Los Gatos facility from the subassemblies and components provided by our contract manufacturers and other suppliers. Our expertise in optical, electrical and radio frequency design enables us or one of our contract manufacturers to combine the subassemblies and components from our contract manufacturers with our proprietary technologies, install custom embedded software and conduct extensive system calibration and testing.
     For our 10Gbps transceiver modules, we use a combination of internal manufacturing and contract manufacturing. We strive to develop long-term relationships with contract manufacturers to reduce assembly costs and provide greater manufacturing flexibility. We are in the process of transitioning most 10Gbps module production to our contract manufacturers. The manufacture of highly complex 40Gbps and 100Gbps transceiver modules will remain in house for the near future to ensure time-to-market and the highest level of quality.
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
     We follow established new product introduction processes that ensure product reliability and manufacturability by controlling when new products move from sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize comprehensive manufacturing resource planning systems to coordinate procurement and manufacturing with our customers’ forecasts and orders. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.
Sources and Availability of Raw Materials
     While we manufacture many parts, including some critical parts, internally, certain of our key components, such as laser diodes, TOSAs and ROSAs, are purchased from external sources. We use various companies and contract manufacturers to supply parts and components for the manufacture and support of our product lines. Although our intention is to establish at least two sources of supply for materials and components whenever possible, our customers have often qualified only a single source of supply for many of the components used in the production of our products. Thus, we may not be able to procure components from alternative sources or, even if we are able to procure materials or components from alternative sources, we may not be able to procure them at acceptable prices or within a reasonable timeframe. As a result, the loss or interruption of such supply arrangements could have a material impact on our ability to deliver certain products on a timely basis.
     For a further discussion of the importance to our business of, and the risks attendant to, our supply chain, see “Risk Factors—There is a limited number of potential suppliers for certain components used in our products. In addition, we depend on a limited number of suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues. We may also face component shortages if we experience increased demand for modules and components beyond what our qualified suppliers can deliver” in Item 1A of this Annual Report on Form 10-K.
Backlog and Geographic Financial Information
     As of each of June 10, 2011 and June 10, 2010, we had $62.9 million of backlog orders expected to be firm. We reasonably expect the full amount of such backlog as of June 10, 2011 to be filled in the current fiscal year ending March 31, 2012. Our level of backlog is significantly impacted by our participation in the vendor managed inventory programs certain of our more significant customers have implemented. For a further discussion of vendor managed inventory programs and the impact of our participation therein on us, see “Risk Factors—We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales” in Item 1A of this Annual Report on Form 10-K.
     Please see Note 18 to Consolidated Financial Statements on page 85 for financial information regarding the regions in which we do business.
Sales, Marketing and Technical Support
     In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers and product marketing and sales operations teams in an integrated approach to address our customers’ current and future needs. We assign an account manager to each customer account to provide a clear interface for the customer, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at higher data rates, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development and represent us in MSAs. Our market development team meets regularly with the Tier 1 system providers to understand their requirements so we can better address the needs of our direct customer, the system vendor.
     For key customers, we hold periodic technology forums to allow their product development teams to interact directly with our product marketing teams. These forums provide us insight into our customers’ long-term needs while helping our customers adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. This trend requires us to continually upgrade our sales operations and manufacturing support to maximize our efficiency and coordination with our customers.
     In the industrial and commercial market, we primarily sell through a network of manufacturing representatives and/or distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated field application engineering and product marketing staff. We also sell directly to certain strategic customers. Through our customer interactions, we continually increase our knowledge of each application’s requirements, using this information to improve our sales effectiveness and guide product development.
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
     As of March 31, 2011, we have been issued 570 patents, of which 141 patents are from the same technology in different jurisdictions, and had 321 patent applications pending, of which 96 patents are from the same technology in different jurisdictions. Patents have been issued in various countries including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the 223 patents issued in the U.S., 15 will expire within the next five years and, of those, 11 will expire in the next two years. Of the 213 patents issued in Japan, 32 will expire in the next five years and, of those, 19 will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property, including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive programs to encourage the protection of new inventions.

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
Employees
     As of March 31, 2011, we had 512 full-time employees, of which 312 were located in Japan, 180 in the U.S., ten in Europe, four in Canada and six in China. Of our 512 total employees as of March 31, 2011, 191 were in research and development, 160 were in manufacturing, 89 were in sales and marketing, and 72 were in administration. We consider our relationships with our employees to be good. None of our employees is represented by a labor union.
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
     A limited number of customers have, historically, consistently accounted for a significant portion of our sales. For example, for the fiscal year ended March 31, 2011, sales to three customers, Alcatel-Lucent, Cisco and Huawei, in aggregate accounted for 44.7% of our total revenues, and for the fiscal year ended March 31, 2010, Cisco and NSN in aggregate accounted for 45% of our total revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. Although we are attempting to expand our customer base, the markets in which we sell our optical components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future.
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
     In addition, as a consequence of natural disasters such as the March 11, 2011 earthquake and tsunami in Japan or other unforeseen events, our OEM customers may not be able to obtain sufficient supply of materials and components required for the production of their products, which could reduce sales of these products to end-users. If our OEM customers are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our products, or if their operations are otherwise disrupted by any natural disaster, we may experience delays or cancellation of orders from our OEM customers. Furthermore, concerns about shortages could lead some of our customers to forecast or place orders in excess of actual demand in order to ensure supply of products, and these types of ordering patterns could result in the buildup of excess inventory or excess manufacturing capacity.
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
     During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations. For example, during the calendar year ended December 31, 2010, we experienced significant limitations on the availability of components from certain of our suppliers, resulting in losses of anticipated sales and the related revenues. In addition, following the March 11, 2011 earthquake and tsunami in Japan, we experienced some supply chain disruption, resulting in some loss of revenue for us. Any negative impact on our suppliers from earthquakes or other natural disasters, including disruption in the production of component parts for our products or the ability of our suppliers to transport these components, may affect the availability of components used in our products, adversely affecting our ability to fulfill orders and, thus, our business and results of operations.
We are dependent on contract manufacturers used by our customers for a significant portion of our sales.
     Many of our OEM customers, including Cisco and Alcatel-Lucent, use third-party contract manufacturers to manufacture their networking systems. Sales to contract manufacturers used by our customers represented 31.4% and 32.2% of our total revenues for the fiscal years ended March 31, 2011 and 2010, respectively. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a significant portion of our sales. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers that work with our OEM customers experience financial or other difficulties in their businesses, our sales and our business could be adversely affected.

Uncertainty in customers’ forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.
     Fluctuations and changes in our customers’ demand are common in our industry. Such fluctuations, as well as quality control problems experienced in our manufacturing operations or those of our third-party contract manufacturers or vendors, may cause us to experience delays and disruptions in our manufacturing process and overall operations and reduce our output. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or could be cancelled, which would negatively affect our sales, operating income, strategic position with customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production that in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such disruptions, delays and cancellations.
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
     Most of our customers do not purchase our products prior to qualification of our products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects absent a research and development agreement that provided for the payment of such expenses. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects, but any such delay, termination, cancellation or modification could have a negative effect on our results of operations.
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
     Our quarterly sales and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations are attributable to numerous factors, including:
•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	the timing and size of revenues derived from research and development agreements;

•	our ability to source component parts and to manufacture and deliver products to our customers in a timely and cost-effective manner;

•	quality control problems in our and our contract manufacturers’ manufacturing operations;

•	fluctuations in our manufacturing yields;

•	length and variability of the sales cycles of our products;

•	the loss or gain of significant customers;

•	new product introductions and enhancements by our competitors and ourselves and the level of market acceptance thereof;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems;

•	the occurrence and effects of natural disasters, including in Japan which has a high level of seismic activity;

•	unanticipated increases in costs and expenses; and

•	fluctuations in foreign currency exchange rates.
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
     We are exposed to foreign currency exchange rate risks. Foreign currency exchange rate fluctuations may affect our revenues and our costs and expenses and significantly affect our operating results. Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the fiscal years ended March 31, 2011, 2010 and 2009, 15.5%, 9.4% and 16.7%, respectively, of our revenues were denominated in Japanese yen. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations. In addition, a substantial portion of our cost of sales and the related assets and liabilities are denominated in Japanese yen and portions of our operating expenses are denominated in Japanese yen and euros. For example, during the fiscal years ended March 31, 2011, 2010 and 2009, approximately 44.0%, 37.2% and 60.5%, respectively, of our cost of sales were denominated in Japanese yen. As a result, we bear the risk that fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar could decrease our total revenues or increase our costs and expenses and, therefore, have a negative effect on future operating results.
We may experience low manufacturing yields or higher than expected costs.
     Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and our production capacity for, those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, such as lasers and photodetectors as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments increase our costs or decrease our sales and related revenues.
Shifts in our product mix may result in declines in gross margin.
     Our gross profit margins vary among our product families and are generally higher on our 100Gbps, 40Gbps and longer distance 10Gbps products. Our optical products sold for longer-distance applications typically have higher gross margins than our products for shorter-distance applications. Therefore, our overall gross profit margins can be significantly impacted by the relative levels of longer-distance and shorter-distance products sold in any particular period. Recently, we experienced five consecutive quarterly declines in sales of our 40Gbps subsystems products through the quarter ended June 30, 2010. Although sales of these products increased in the quarter ended March 31, 2011 relative to the previous quarter, reoccurrence of an unfavorable sales trend in these products or other 40Gbs and above products could negatively affect future gross margins, given that our gross margins are generally higher on these products.
     In addition, our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall operating income has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices, our ability to reduce product costs, and recognition of revenues derived from research and development agreements, and these fluctuations are expected to continue in the future.
     In recent periods, certain of our products that operate at 10Gbps data rates and below have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, our low level of vertical integration, as well as intensified competition in these product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of these products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of these products, we may continue to experience diminished gross margins in connection with the sales of certain 10Gbps products.
Certain of our revenues are derived from research and development agreements, which can result in material increases or decreases in our gross margin and net earnings from quarter to quarter due to the recognition or deferral of revenue related to these agreements in a particular quarter.
     We periodically enter into research and development agreements primarily to design, develop and manufacture complex 40Gbps and 100Gbps products according to the specifications of the customer. Revenues from such agreements are generally recognized upon the completion of certain milestones specified in such agreements. Such revenue may have limited or no corresponding cost of revenue, and therefore revenue from these agreements can have a substantial effect on our gross margin and net earnings during the period in which such revenue and the associated cost of sales is recognized.
Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts, result in a loss of customers or possibly result in product liability claims.
     Our products are complex and undergo quality testing as well as formal qualification by both our customers and us. However, defects may be found from time to time. Our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. In addition, certain of our customer contracts require that, in addition to correcting the failure with the product, we reimburse the customer for the costs and expenses incurred by the customer in connection with an “epidemic failure” of our product. An epidemic failure with respect to a particular product generally occurs when in excess of a specified percentage of such installed product exhibits a failure of the same root cause within a certain specified time period. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product or other products, as well as severe customer relations problems, litigation or damage to our reputation.
     In addition, our products are typically embedded in, or deployed in conjunction with, our customers’ products which incorporate a variety of components and our products may be expected to interoperate with products produced by third parties. As a result, not all defects are immediately detectable and, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.
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
     The trading price of our common stock has fluctuated significantly since our initial public offering in February 2007, and is likely to remain volatile in the future. For example, since the date of our initial public offering, our common stock has closed as low as $1.30 and as high as $18.71 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:
•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	our sale of common stock or other securities in the future, or sales of our common stock by our principal stockholders;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets;

•	the occurrence and effects of natural disasters, including in Japan which has a high level of seismic activity;

•	general economic conditions; and

•	material weaknesses in internal controls.

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
     Competition has intensified as additional competitors enter the market and current competitors expand their product lines. The industry has experienced an increase in low-cost providers of certain product lines. Companies competing with us may introduce products that are more competitively priced, have better performance, functionality or reliability, or our competitors may have stronger customer relationships, or may be able to react quicker to changing customer requirements and expectations. Increased competitive pressure has in the past and may in the future result in a loss of sales or market share or cause us to lower prices for our products, any of which would harm our business, financial condition and operating results. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. A reduction in pricing for any existing or future customers may result in reduced pricing for other existing or future customers since our customers’ pricing is generally established pursuant to pricing agreements of not more than one year in duration or upon receipt of purchase orders. Most of the pricing agreements with our customers provide either that prices will be set at invoicing or at various intervals during the year or require us to offer our existing customers the most favorable pricing terms. All of these situations enable our customers to frequently negotiate based upon prevailing market price trends. As product prices decline, our average selling prices and operating profits decline.
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
     Our future success as a manufacturer of transmit and receive optical modules, components and subsystems ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. The continued uncertainties in the communications industry and the global economy make it difficult for us to anticipate sales levels. Continued uncertain demand for optical components would have a material adverse effect on our results of operations. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, the current global economic conditions, an uncertain regulatory environment and reluctance on the part of content providers to supply video and audio content because of insufficient copy protection and uncertainty regarding long-term sustainable business models as multiple industries (cable TV, traditional telecommunications, wireless, satellite, etc.) offer competing content delivery solutions. Ultimately, if long-term expectations for network growth and bandwidth demand are not realized or do not support a sustainable business model, our business would be significantly harmed.
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
     The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development, and such delays may occur in the future. To the extent customers defer or cancel orders for existing products for any reason, our operating results would suffer. Product development delays may result from numerous factors, including:
•	changing product specifications and customer requirements;

•	access to or availability of parts and components needed in new products;

•	unanticipated engineering complexities;

•	delays in or denials of membership in future MSAs that become successful, or membership in and product development for MSAs that do not become successful;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.
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
     In addition to our two manufacturing facilities in Japan, we rely on contract manufacturers located elsewhere in Asia and other countries for our supply of key products and we intend to further expand our use of contract manufacturers outside the United States. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liabilities, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays, including, but not limited to, as a result of customs delays;

•	greater difficulty in overseeing manufacturing operations, including, but not limited to, the levels of inventory maintained at our and our contract manufacturers’ facilities;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	the impact of earthquakes or other natural disasters, including in Japan which has a high level of seismic activity;

•	potential political and economic instability; and

•	the outbreak of infectious diseases that could result in travel restrictions or the closure of our facilities or the facilities of our contract manufacturers or suppliers.
     Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.
Business disruptions resulting from international uncertainties or risks could negatively impact our profitability.
     We derive, and expect to continue to derive, a significant portion of our revenues from sales in various international markets. Our international sales and operations are subject to a number of material risks, including, but not limited to:
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
Our business and future operating results may be adversely affected by events outside of our control, including, but not limited to, natural disasters such as the recent earthquake and tsunami in Japan.
     Our business and operating results are vulnerable to interruption by events outside of our control, including, but not limited to, natural disasters, particularly possible earthquakes that may affect our factories or facilities in Japan or California or the facilities of our contract manufacturers or critical vendors. Other possible disruptions include: fire, tsunami, volcanic activity, flood, power loss, telecommunications failures, political instability, military conflict and uncertainties arising from terrorist attacks, the economic consequences of military action or terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. Any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations. In addition, in the event of an economic downturn triggered by one or more of the foregoing events, we may suffer a decline in revenues and we may not be able to reduce costs fast enough to compensate, particularly since we may be hampered in reducing employee headcount in foreign jurisdictions because of foreign labor regulations.
     For example, on March 11, 2011 the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks from the earthquake. These geological events caused significant damage in the region, including severe damage to Japan’s power and other infrastructure as well as its economy. Our module assembly facility in Totsuka, Japan suffered minor disruption from the earthquake, with production at this facility interrupted for ten days. While our chip production facility in Totsuka also suffered minor damage, production at this facility did not fully resume for approximately five weeks due to the time required to recalibrate and verify the proper operation of the equipment located there.
     Certain of our suppliers located in Japan were also impacted by the March 11 earthquake and tsunami and, in certain instances, we had to obtain alternative sources of supply or implement other measures. Any negative impact on our suppliers from earthquakes or other natural disasters, including disruption in the production of components used in our products or the ability of our suppliers to transport such components, may affect the availability and price of components used in our products. Other factors stemming from the March 11 events that could impact our suppliers in Japan and our products include disruption of stable power supply, the impact of the damaged nuclear power plant, including radiation contamination, infrastructure issues such as transportation disruption, potential screening for radiation or other contamination, and workforce availability.
     We were also impacted by power outages in the Totsuka area in March and April 2011 and there is continued uncertainty regarding the availability of electrical power. Thus, there remains a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our business, financial condition and results of operations.
     The ten-day interruption in our module manufacturing operations in Japan resulted in some loss of revenue in the quarter ended March 31, 2011 and we expect the continuing effects of the earthquake will impact our revenues into our quarter ending September 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million of idle capacity costs in the quarter ended March 31, 2011 and we expect to continue to experience unutilized capacity costs into our quarter ending September 30, 2011.
     While the March 11, 2011 earthquake did not directly damage our facilities to any significant extent, Japan in general is subject to earthquakes. Earthquakes and other natural events beyond our control can harm our business, financial condition and results of operation by causing, among other things, production stoppages, the incurrence of significant costs, including, but not limited to, increased cost of component parts, supply chain shortages, or reduced demand for our products due to the impact of our customers or their supply chains.
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
     Numerous patents in our industry are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. For example, on March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. While the Tokyo District Court entered judgment in favor of Opnext Japan in February of 2010, the judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. While we continue to defend ourselves vigorously in this litigation, the defense of this action has required significant expenditures on our part. There can be no assurance that this action or other actions which may in the future be filed against us will not result in a material recovery against, or significant additional expenses to, us.

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
     Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased sales. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our intellectual property is difficult, especially after our employees or those of our third-party contract manufacturers end their employment or engagement. We may have employees leave us and go to work for competitors. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our intellectual property is difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, on May 27, 2011 Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100 million yen. The costs and diversion of resources from this or other litigation that may be necessary to enforce our intellectual property rights could significantly harm our business. However, if we fail to protect our intellectual property, we may not receive any return or an acceptable return on the resources expended to create the intellectual property or generate any competitive advantage based on it.
Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products or suffer significant litigation expense, even if these claims have no merit.
     Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. There may be third parties that refrained from asserting intellectual property infringement claims against our products or processes while we were a majority-owned subsidiary of Hitachi that may elect to pursue such claims now that we are no longer a majority-owned subsidiary of Hitachi. For example, on March 27, 2008, Furukawa filed a complaint against Opnext Japan, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643. The complaint seeks an injunction as well as 300 million yen in royalty damages. While the Tokyo District Court entered judgment in favor of Opnext Japan in February of 2010, the judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. While we continue to defend ourselves vigorously in this litigation, the defense of this action has required significant expenditures on our part. There can be no assurances that this action or other actions that might be brought against us in the future will not result in a material recovery against, or significant additional expenses to, us.
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
     Achieving the potential benefits of the acquisition of StrataLight depends in substantial part on the successful integration of the two companies’ technologies, operations and personnel. We face significant challenges in continuing to integrate StrataLight’s organization and operations. Some of the challenges involved in this integration include:
•	integrating product offerings and manufacturing activities;

•	coordinating sales and marketing efforts to effectively communicate our capabilities to customers;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost; and

•	preserving important relationships of both Opnext and StrataLight and resolving potential conflicts that may arise.
     The integration of StrataLight has been and will continue to be a complex, time consuming and expensive process and has and will continue to require significant attention from management and other personnel, which may distract their attention from our day-to-day business. The diversion of management’s attention and any difficulties associated with integrating StrataLight into Opnext could have a material adverse effect on our business, financial condition and results of operation and could result in our not achieving the anticipated benefits of the acquisition.
We may not achieve strategic objectives, anticipated synergies and cost savings and other potential benefits of the acquisition of StrataLight.
     We expected to realize strategic and other financial and operating benefits as a result of the acquisition of StrataLight, including, among other things, certain cost and sales synergies. However, we cannot predict with certainty the extent to which these benefits will be or will continue to be achieved or the timing of the realization of any such benefits. The following factors, among others, may prevent or delay us from realizing these benefits:
•	our inability to increase product sales;

•	our inability to make the significant capital expenditures required to develop StrataLight’s planned products;

•	unfavorable customer reaction to the our company’s products;

•	competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would enhance their ability to compete against us;

•	the failure of key markets for our products to develop to the extent or as rapidly as expected;

•	changes in technology that increase the number of competitors we face or require us to develop competitive products; and

•	the failure to retain key employees.
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
     There can be no assurance that any acquisition we might consummate will generate the anticipated results. While we continue to believe that the acquisition of StrataLight, a high-speed transport company that we acquired in January of 2009, complements our core of high speed client technologies, StrataLight has not contributed the level of revenues we initially anticipated that it would contribute to our overall results. For example, StrataLight contributed revenue of $16.7 million in the quarter ended March 31, 2011 as compared to revenue of $37.8 million in the quarter ended March 31, 2009.
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
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing our financial statements for the quarter ended December 31, 2007 errors occurred in the valuation of inventory consigned to one of our contract manufacturers and that, as a result, our inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007, and our inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, we restated our audited financial statements for the fiscal years ended March 31, 2007 and 2006, and filed Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended June 30, 2007 and September 30, 2007. These restatements caused our management to conclude that we had a material weakness in our internal control over financial reporting because the controls did not identify the errors on a timely basis. During the quarter ended March 31, 2008, our management implemented processes and procedures that it believes remediated this weakness. As a result, our management concluded that our internal control over financial reporting was operating effectively as of March 31, 2008 and for each subsequent quarterly period through the fiscal year ended March 31, 2011.
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
     As of December 31, 2009, we experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as Amended (“Section 382”), with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” our U.S. federal and state NOLs were reduced by $28.0 million and $40.2 million, respectively, as of December 31, 2009. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $35.9 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $148.3 million, $47.5 million and $267.5 million, respectively, at March 31, 2011. Of the NOLs at March 31, 2011, $131.9 million of U.S. federal NOLs and $33.7 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.7 million, respectively. There can be no assurance that in the future we will not experience further limitations with respect to the utilization of our NOLs.
If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
     Our future depends, in part, on our ability to attract and retain key personnel, including the members of our senior management team and key technical personnel, each of whom would be difficult to replace. The loss of services of members of our senior management team or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Competition for highly skilled technical personnel is extremely intense and we continue to experience difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain qualified personnel at compensation levels consistent with our existing compensation and salary structure. On April 1, 2009, we announced certain plans to reduce our cost structure and operating expenses, including a ten percent reduction in executive salaries and a five percent reduction in the salaries for other employees. Such salary reductions remained in effect until March 31, 2010, at which time they were discontinued. There can be no assurance that such measures will not adversely impact our ability to attract and retain key personnel. In addition, some of the companies with which we compete for hiring experienced employees have greater resources than we have. Further, in making employment decisions, particularly in the high technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock or the poor relative performance of our stock could adversely affect our ability to attract or retain key technical or other personnel.
     On December 10, 2010, Gilles Bouchard resigned from his position as our Chief Executive Officer and President and our Board of Directors (the “Board”) appointed Harry Bosco, our Chairman of the Board, to the position of Chief Executive Officer and President on an interim basis. Prior to assuming the position of Chairman of the Board in April 2009, Mr. Bosco had served as our Chief Executive Officer and President and a member of the Board since our formation in November 2000. There can be no assurance that we will be successful in identifying and attracting a permanent chief executive officer nor can there be any assurance as to the timing of when we might be successful in identifying and attracting a permanent chief executive officer.

Hitachi and Clarity could effectively together control the outcome of shareholder actions in the Company.
     As of June 1, 2011, Hitachi held an approximately 31.4%, and Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) held an approximately 7.1%, equity interest in the Company. In addition, Hitachi and Clarity Management, L.P. each hold fully vested options to purchase 1,010,000 and 1,000,000 shares of our common stock, respectively, and they each have employees who serve as members of our board of directors. Their equity shareholdings could effectively give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in the Company, and may be unable or unwilling to participate in future financings of the Company and thereby materially harm our business and prospects.
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
     In addition to our governing documents, on June 18, 2009, our board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our NOLs and other related tax attributes that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from our board of directors that would trigger an “ownership change,” as that term is defined in Section 382, with the result of limiting the availability for future use of our NOLs. The Rights Plan was not adopted in response to any known accumulation of shares of our stock and was approved by our stockholders at our 2009 annual meeting of stockholders. On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting events that, when taken together with other changes in ownership of our common stock by our five percent or greater stockholders during the prior three-year period, constituted an “ownership change” for us as that term is defined in Section 382, with the result of limiting the availability of our NOLs and other related tax attributes for future use. Notwithstanding such “ownership change,” the Rights Plan remains in place and may continue to deter accumulations of shares of our common stock.

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
     We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date

United States

Eatontown, New Jersey	7,853	Administration, Sales	August 31, 2011

Fremont, California	30,574	Administration, Sales, Marketing, Manufacturing, Research and Development	November 30, 2013

Los Gatos, California Building 1	33,290	Administration, Marketing, Manufacturing, Research and Development	September 30, 2011

Los Gatos, California Building 2	10,073	Administration, Marketing, Research and Development	June 30, 2011

San Jose, California (with a rent commencement date on or about September 1, 2011)	25,300	Administration, Marketing, Research and Development	November 30, 2016

International

Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2012 (automatic 2-year extensions unless notice given by either party)

Komoro, Japan	34,542 (3,209 square meters)	Manufacturing, Research and Development	March 31, 2016 (automatic 5-year extensions unless notice given by either party)

Munich, Germany	2,992 (278 square meters)	Sales	October 31, 2012

Shanghai, China	1,356 (126 square meters)	Sales	January 21, 2014

Totsuka, Japan	115,852 (10,763 square meters)	Administration, Manufacturing, Research and Development	September 30, 2011 (automatic 1-year extensions unless notice given by either party)

Kanazawa-ku, Japan	2,727 (253 square meters)	Research and Development	February 28, 2015 (automatic 2-year extensions unless notice given by either party)
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
     On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100 million yen.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the NASDAQ Market under the symbol “OPXT.” The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated:

	High	Low
Fiscal 2011 Quarter:
January 1, 2011 to March 31, 2011	4.19	1.84
October 1, 2010 to December 31, 2010	1.90	1.35
July 1, 2010 to September 30, 2010	1.85	1.36
April 1, 2010 to June 30, 2010	2.46	1.65
Fiscal 2010 Quarter:
January 1, 2010 to March 31, 2010	2.69	1.74
October 1, 2009 to December 31, 2009	3.20	1.75
July 1, 2009 to September 30, 2009	3.14	1.72
April 1, 2009 to June 30, 2009	2.53	1.72
     The approximate number of stockholders of record as of June 3, 2011 was 364.

Stock Performance Graph
     The graph set forth below compares the cumulative total stockholder return on our common stock between February 15, 2007 and March 31, 2011, with the cumulative total return of (i) the NASDAQ Telecommunications Index, (ii) the NASDAQ Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on February 15, 2007 in each of our common stock, the NASDAQ Telecommunications Index, the NASDAQ Composite Index and the Amex Networking Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sale price on February 15, 2007 of $17.40 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.
     Prior to February 15, 2007, there was no public market for our securities and, as a result, data for the period preceding February 15, 2007 is not presented on the graph below.

	2/15/2007	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
Opnext, Inc.	100.00	85.00	31.32	9.83	13.56	13.97
NASDAQ Telecommunications Index	100.00	96.50	92.87	61.31	92.41	91.00
NASDAQ Composite Index	100.00	96.98	91.27	61.21	96.03	111.37
Amex Networking Index	100.00	95.74	84.07	52.82	100.57	130.72

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
Securities Authorized for Issuance under Equity Compensation Plans
     The following table summarizes our stock-based incentive plans as of March 31, 2011 that were approved or not approved by our stockholders (in thousands, except per share data):

	Number of Securities to be issued		Number of securities
	upon exercise of outstanding	Weighted-average	remaining available for
	options, stock appreciation rights	exercise	future issuance under equity
	and stock units	price	compensation plans
Equity compensation plans approved by our security holders	13,778	$5.90	13,238

Equity compensation plans not approved by our security holders	—	$—	—

Repurchases of Equity
     We made no repurchases of our common stock during our fourth fiscal quarter ended March 31, 2011.

Item 6. Selected Financial Data.
     The following consolidated balance sheet data as of March 31, 2011 and 2010 and the consolidated statements of operations data for the fiscal years ended March 31, 2011, 2010 and 2009 have been derived from our audited financial statements and related notes that are included elsewhere in this annual report. The consolidated balance sheet data as of March 31, 2009, 2008 and 2007 and the statement of operations data for the fiscal years ended March 31, 2008 and 2007 have been derived from our audited financial statements and related notes that do not appear in this annual report. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The historical results are not necessarily indicative of the results to be expected for any future period.
Historical Financial Data

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenues(1)	$357,641	$319,132	$318,555	$283,498	$222,859
Cost of sales	281,418	252,490	242,782	187,123	148,753
Amortization of acquired developed technology	5,780	5,780	1,321	—	—

Gross margin	70,443	60,862	74,452	96,375	74,106
	19.7%	19.1%	23.4%	34.0%	33.3%
Research and development expenses	62,039	74,145	54,043	38,324	35,615
Selling, general, and administrative expenses	58,258	54,829	63,483	48,291	40,231
Impairment of goodwill	—	—	67,681	—	—
Acquired in-process research and development	—	—	15,700	—	—
Amortization of purchased intangibles	1,368	9,240	5,540	—	—
Loss on disposal of property and equipment	578	159	122	502	311

Operating (loss) income	(51,800)	(77,511)	(132,117)	9,258	(2,051)
Gain on sale of technology assets, net	21,436	—	—	—	—
Interest (expense) income, net	(823)	(615)	2,748	8,534	3,298
Other expense, net	(494)	(472)	(187)	(744)	(551)

(Loss) income before income taxes	(31,681)	(78,598)	(129,556)	17,048	696
Income tax (expense) benefit	(151)	85	(16)	—	—

Net (loss) income	$(31,832)	$(78,513)	$(129,572)	$17,048	$696

Net (loss) income per share:
Basic	$(0.35)	$(0.88)	$(1.86)	$0.26	$0.01
Diluted	(0.35)	(0.88)	(1.86)	0.26	0.01
Weighted average number of shares:
Basic	89,904	88,952	69,775	64,598	53,432
Diluted	89,904	88,952	69,775	64,633	53,486

Consolidated balance sheet data:
Total assets	$374,357	$370,298	$449,764	$432,459	$367,849
Long-term liabilities	19,409	16,672	26,050	22,192	17,271
Total shareholders’ equity	236,226	253,540	320,537	323,078	290,657

(1)	Revenues include revenues attributable to StrataLight Communications, Inc. commencing January 9, 2009.

Selected Quarterly Financial Information (Unaudited)
     The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended March 31, 2011 and 2010. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2010	2010	2010
	(in thousands, except per share data)
Revenues	$95,348	$97,051	$86,376	$78,866
Gross margin	18,703	19,362	17,587	14,791
Net income (loss) (1)	9,035	(10,180)	(14,427)	(16,260)
Net income (loss) per share:
Basic	$0.10	$(0.11)	$(0.16)	$(0.18)
Diluted	0.10	(0.11)	(0.16)	(0.18)
Weighted average shares outstanding:
Basic	89,964	89,892	89,889	89,873
Diluted	91,974	89,892	89,889	89,873

(1)	Net income for the three months ended March 31, 2011 included $21.4 million of net gain from the sale of technology assets, $1.9 million of stock-based compensation expense, and $1.8 million of amortization of purchased intangibles. Net loss for the three months ended December 31, 2010 included $2.4 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.5 million of restructuring charges. Net loss for the three months ended September 30, 2010 included $1.9 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.1 million of restructuring charges. Net loss for the three months ended June 30, 2010 included $2.0 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.3 million of restructuring charges.

	Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2009	2009	2009
	(in thousands, except per share data)
Revenues	$76,783	$76,065	$80,975	$85,309
Gross margin	14,407	12,120	17,589	16,746
Net loss (1)	(18,303)	(18,580)	(17,913)	(23,717)
Net loss per share:
Basic	$(0.20)	$(0.21)	$(0.20)	$(0.27)
Diluted	(0.20)	(0.21)	(0.20)	(0.27)
Weighted average shares outstanding:
Basic	89,392	88,960	88,769	88,656
Diluted	89,392	88,960	88,769	88,656

(1)	Net loss for the three months ended March 31, 2010 included $1.8 million of amortization of purchased intangibles, $1.6 million of stock-based compensation expense, $0.3 million of restructuring charges and $0.1 million of StrataLight Employee Liquidity Bonus Plan expense. Net loss for the three months ended December 31, 2009 included $1.8 million of amortization of purchased intangibles, $1.7 million of stock-based compensation expense, $1.6 million of StrataLight Employee Liquidity Bonus Plan expense, $0.9 million of restructuring charges and $0.1 million of litigation expense. Net loss for the three months ended September 30, 2009 included $3.8 million of amortization of purchased intangibles, $2.9 million of StrataLight Employee Liquidity Bonus Plan expense, $1.7 million of stock-based compensation expense, $0.2 million of restructuring charges and $0.1 million of litigation expense. Net loss for the three months ended June 30, 2009 included $7.7 million of amortization of purchased intangibles, $2.8 million of StrataLight Employee Liquidity Bonus Plan expense, $1.6 million of stock-based compensation expense, $1.0 million of restructuring charges, $1.0 million attributable to purchase price accounting adjustments for inventory sold during the period, and $0.4 million of integration cost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include current and future economic conditions and events and their impact on us and our customers, the impact of natural events such as severe weather or earthquakes in locations in which we, our customers, our contract manufacturers or our suppliers operate, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this annual report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “— Factors That May Influence Future Results of Operations” and “— Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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
Japan Earthquake and Tsunami
     On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks from the earthquake. These geological events caused significant damage in the region, including severe damage to nuclear power plants, and impacted Japan’s power and other infrastructure as well as its economy.
     Our industrial and commercial production facility located in Komoro, Japan and our Tokyo sales office were undamaged by the earthquake and operations at these facilities resumed shortly following the earthquake. Our module assembly facility in Totsuka, Japan suffered minor disruption from the earthquake and production at this facility was reinstated on March 21, 2011. While our chip production facility in Totsuka also suffered minor damage, production at this facility did not fully resume until mid-April, however, due to the time required to recalibrate and verify the proper operation of the equipment. While certain of our suppliers located in Japan were also impacted by the earthquake and tsunami, we were generally able to obtain alternative sources of supply or implement other measures.

     We were also impacted by power outages in the Totsuka area in March and April, 2011 and we are in the process of installing backup power systems to mitigate the impact of any future interruptions. We expect these backup power systems will be operational by the end of June 2011. Notwithstanding our efforts, uncertainty exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.
     The ten-day interruption in our module manufacturing operations resulted in some loss of revenue in the fiscal quarter ended March 31, 2011 and we expect the continuing effects of the earthquake will impact our revenues into our fiscal quarter ending September 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million of idle capacity costs in the fiscal quarter ended March 31, 2011. In addition, we expect to continue to experience unutilized capacity costs into our fiscal quarter ending September 30, 2011, though such costs will likely be less than the approximately $1.0 million of idle capacity costs we experienced in the fiscal quarter ended March 31, 2011.
Acquisition of StrataLight
     On January 9, 2009, we completed our acquisition of StrataLight, now named Opnext Subsystems, Inc., a wholly owned subsidiary of Opnext. The aggregate consideration for such acquisition consisted of 26,545,455 shares of common stock and $47.9 million in cash, including the impact of net purchase price adjustments pursuant to the merger agreement. For the fiscal years ended March 31, 2011, 2010 and 2009, StrataLight’s operations contributed revenues of $47.1 million, $83.0 million and $37.8 million, respectively. The decrease in StrataLight revenues for the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010 resulted from a decline in sales of 40Gbp subsystems. StrataLight revenues have favorably impacted our gross margin percentage as sales of StrataLight products generally have higher relative margins. We also experienced incremental increases of research and development and selling, general and administrative expenses related to the StrataLight operations. During the fiscal year ended March 31, 2009, in connection with the acquisition of StrataLight, we expensed $15.7 million of in-process research and development costs, and following the completion of the acquisition, we recognized a goodwill impairment charge of $62.0 million.
Sale of Technology Assets
     On February 9, 2011, Opnext Subsystems, Inc. (“Opnext Subsystems”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission to Juniper for $26 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. Juniper has assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale, as well as certain other liabilities relating to certain of Opnext Subsystem’s employees to be hired by Juniper.
Revenues
     Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout the Americas, Europe, Japan and the rest of Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.5%, 95.1% and 94.1% of our total revenues during each of the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Also during each of the fiscal years ended March 31, 2011, 2010 and 2009, sales of our communications products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 62.2%, 63.2% and 74.7% of total revenues, respectively, while sales of our communications products with 40Gbps or higher data rates, which we refer to as our “40Gbps and above products,” represented 29.0%, 31.8% and 19.3% of total revenues, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to development agreements.
     The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the fiscal year ended March 31,

2011, our top three customers, Alcatel-Lucent, Cisco Systems Inc. and subsidiaries (“Cisco”) and Huawei Technologies Co. Ltd. (“Huawei”), accounted for 44.7% in the aggregate of our consolidated revenues. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant percentage of our total revenues.
     During the fiscal years ended March 31, 2011, 2010 and 2009, sales attributed to the Americas represented 40.0%, 45.4% and 49.8% of total revenues, sales attributed to Asia Pacific (excluding Japan) represented 24.0, 14.6% and 9.7% of total revenues, sales attributed to Europe represented 21.0%, 30.6% and 27.0% of total revenues, and sales attributed to Japan represented 15.0%, 9.4% and 13.5% of total revenues, respectively.
     Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the fiscal years ended March 31, 2011, 2010 and 2009, 15.5%, 9.4% and 16.7% of our revenues were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
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
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. During the fiscal years ended March 31, 2011, 2010 and 2009, approximately 44.9%, 37.2% and 60.5% of our cost of sales were denominated in Japanese yen, respectively. The percentage decline during the fiscal year ended March 31, 2010 was primarily attributable to the contribution of cost of sales from the StrataLight operations, which are denominated in U.S. dollars, and our ability to procure more raw materials denominated in U.S. dollars. The percentage increase during the fiscal year ended March 31, 2011 was primarily attributable to the decline in sales from the StrataLight operations as compared to the prior year.
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
Research and Development Expense
     Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided primarily by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $3.4 million, $4.1 million and $5.8 million of expenses in connection with these agreements during the fiscal years ended March 31, 2011, 2010 and 2009, respectively. In addition, our research and development expense includes the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and benefits for our employees that perform our sales and related support, marketing, supply chain management, finance, legal, information technology, human resource and other general corporate functions, as well as internal and outsourced logistics and distribution costs, commissions paid to our manufacturers’ representatives, professional fees and other corporate related expenses. Selling, general and administrative expenses also include the costs associated with pending litigation.
     During the fiscal year ended March 31, 2010, we experienced a decrease in our selling, general and administrative expenses as we implemented certain expense reduction measures in response to the weak macroeconomic environment and as we benefitted from certain synergies associated with the integration of StrataLight. Selling, general and administrative expenses increased during the fiscal year ended March 31, 2011, as certain temporary expense reduction measures expired.
Impairment of Goodwill
     As a result of the significant deterioration in the macroeconomic environment and the significant decrease in our market capitalization, for the fiscal year ended March 31, 2009, we recorded aggregate write-downs of goodwill of $67.8 million attributable to the previously completed acquisitions of StrataLight and Pine.
Inventory
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise carry. As of March 31, 2011 and 2010, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $9.7 million and $7.5 million, respectively.
Income Taxes
     We are subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. Our U.S. income tax returns have been examined by the Internal Revenue Service through the fiscal year ended March 31, 2008. Our New Jersey corporate business tax returns and German tax returns have been examined by the respective tax authorities through the fiscal year ended March 31, 2007. Our Japan tax returns have been examined by the Japan tax authorities through the fiscal year ended March 31, 2006.
     As of December 31, 2009, we experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as Amended, with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” our U.S. federal and state NOLs were reduced by $28.0 million and $40.2 million, respectively, as of December 31, 2009. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $35.9 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $148.3 million, $47.5 million and $267.5 million, respectively, at March 31, 2011. Of the NOLs at March 31, 2011, $131.9 million of U.S. federal NOLs and $33.7 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.7 million, respectively.

Factors That May Influence Future Results of Operations
Global Economic Conditions
     In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect some stabilization of the economy and credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales.
Japan Earthquake and Tsunami
     The March 11, 2011 earthquake and tsunami in Japan resulted in a ten-day interruption in our manufacturing operations at our module assembly facility in Totsuka, Japan and an approximately five-week disruption to full production at our chip production facility also located in Totsuka. Certain of our suppliers located in Japan were also impacted by the earthquake and tsunami, and in certain instances we had to obtain alternative sources of supply or implement other measures.
     These events in Japan caused significant damage to Japan’s power infrastructure and, during March and April 2011, we were impacted by power outages in the Totsuka area. While we are in the process of installing backup power systems to mitigate the impact of any future interruptions, uncertainty still exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.
     We expect the continuing effects of the earthquake will impact our revenues into our fiscal quarter ending September 30, 2011.
Fluctuations of the Japanese Yen and the U.S. Dollar
     The Japanese yen has appreciated significantly relative to the U.S. dollar in the past several years. For example, one U.S. dollar approximated 100 Japanese yen on March 31, 2008 and 83 Japanese yen on March 31, 2011. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and U.S. dollar because certain of our sales, costs and expenses and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and U.S. dollar impact both our revenues and our operating costs. Our sales denominated in Japanese yen represented 15.5%, 9.4% and 16.7% of our revenues in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The percentage of our cost of sales denominated in Japanese yen during the fiscal years ended March 31, 2011, 2010 and 2009 were 44.9%, 37.2% and 60.5%, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we expect the percentage of cost of sales denominated in Japanese yen to diminish as we expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. Nonetheless, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations. In addition, to the extent we continue to generate a significant portion of our sales in Japanese yen or other currencies, our future revenues will continue to be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.
Expiration of Temporary Expense Reduction Initiatives
     On April 1, 2009, we announced certain measures intended to reduce our cost structure and operating expenses,

including, but not limited to, an approximately ten percent reduction in our global workforce, elimination of bonuses for the fiscal year ended March 31, 2010, a ten percent reduction in executive salaries and director cash compensation, a five percent reduction in salaries for other employees, and suspension of our matching contribution to the 401(k) plan. In October 2009, we further reduced our global workforce by approximately five percent. Executive salaries, director cash compensation and the salaries for other employees were reinstated to their prior levels effective April 1, 2010, increasing our annual cost and operating expense structure by approximately $4.5 million over the reduced levels. Our matching contribution to the 401(k) plan was reinstated effective April 1, 2011.
Impact of Price Declines and Supply Constraints on Revenues
     Our revenues are affected by capital spending of our customers for telecommunications and data communications networks and for lasers and infrared LEDs used in select industrial and commercial markets. The primary markets for our products continue to be characterized by increasing demand, primarily driven by increases in traditional telecommunication and data communication traffic and increasing demand for high bandwidth applications, such as video and music downloads and streaming, on-line gaming, peer-to-peer file sharing and IPTV, as well as new industrial and commercial laser applications. The increased unit volumes as service providers deploy network systems has contributed — along with intense price competition among optical component manufacturers, excess capacity, and the introduction of next generation products — to the market for optical components continuing to be characterized by declining average selling prices. In recent years, we have observed a modest acceleration in the decline of average selling prices. We anticipate that our average selling prices will continue to decrease in future periods, although we cannot predict the extent of these decreases for any particular period.
     Our revenues are also impacted by our ability to procure critical component parts for our products from our suppliers. During the last several years, the number of suppliers of component parts has decreased significantly and, more recently, demand for component parts has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products can adversely affect our ability to fulfill customer orders and our results of operations. For example, during the calendar year ended December 31, 2010, we experienced significant limitations on the availability of components from certain of our suppliers, resulting in losses of anticipated sales and the related revenues. While we did not experience such component limitations in the quarter ended March 31, 2011, we cannot be assured that such limitations will not reoccur in the future.
Effect of Product Life Cycle on Gross Margins
     In recent periods, certain of our products that operate at 10Gbps data rates have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, our low level of vertical integration, as well as intensified competition in these product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of these products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of these products, we may continue to experience diminished gross margins in connection with the sales of these products.
     We experienced five consecutive quarterly declines in sales of our 40Gbps subsystems products through the quarter ended June 30, 2010. Although sales of these products increased in the quarter ended March 31, 2011 relative to the previous quarter, reoccurrence of an unfavorable sales trend in these products or other 40Gbs and above products could negatively affect future gross margins, given that our gross margins are generally higher on these products.
Research and Development Expense
     Our research and development costs increased during the fiscal year ended March 31, 2010 relative to the prior fiscal year as a result of the full-year contribution of StrataLight’s operations and decreased during the fiscal year ended March 31, 2011, as several advanced development programs transitioned to new product introduction efforts. In the future, we expect these costs to vary with our efforts to meet the anticipated market demand for our new and planned future products and to support enhancements to our existing products.

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
Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011 and 2010, management considered recent operating results, near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.
Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Our evaluations for the fiscal years ended March 31, 2011, 2010 and 2009 indicated that no impairments were required to be recorded.
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
     Based upon the impairment analyses performed during the fiscal year ended March 31, 2009, we recorded aggregate goodwill impairment charges of $67.8 million attributable to the acquisitions of StrataLight and Pine. The Company had no recorded goodwill at March 31, 2011, 2010 and 2009.
Stock-Based Incentive Plans
     All equity-based payments, including grants of employee stock options, are recognized in our financial statements based on their grant-date fair value. We estimate the fair value of our share-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:
•	The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s simplified method. Our expected term assumption for awards issued during the fiscal years ended March 31, 2011, 2010 and 2009 was 4.6 years, 4.5 years and 4.9 years, respectively. As additional evidence develops from our option activity, the expected term assumption may be refined to capture more relevant trends.

•	We estimated volatility based on our historical stock prices. The expected volatility assumption for awards issued during the fiscal years ended March 31, 2011, 2010 and 2009 was 82.6%, 86.2% and 83.5%, respectively.

•	A dividend yield of zero has been assumed for awards issued during the fiscal years ended March 31, 2011, 2010 and 2009 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•	We have based our risk-free interest rate assumption for awards issued during the fiscal years ended March 31, 2011, 2010 and 2009 on the implied weighted-average yields of 2.0%, 2.1% and 2.3%, respectively, available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	Forfeiture rates for awards issued during the fiscal years ended March 31, 2011, 2010 and 2009 have been estimated based on our actual historical forfeiture trends of approximately 10% over their expected terms.
     Compensation expense for all employee stock-based awards was $8.2 million, $6.6 million and $5.6 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
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
Results of Operations for the Fiscal Years Ended March 31, 2011, 2010 and 2009
     The following table reflects the results of our operations in U.S. dollars and as a percentage of revenue. Our historical operating results may not be indicative of the results of any future period.

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(as percentage of revenue)
Revenues	$357,641	$319,132	$318,555	100.0%	100.0%	100.0%
Cost of sales	281,418	252,490	242,782	78.7%	79.1%	76.2%
Amortization of acquired developed technology	5,780	5,780	1,321	1.6%	1.8%	0.4%

Gross margin	70,443	60,862	74,452	19.7%	19.1%	23.4%
Research and development expenses	62,039	74,145	54,043	17.3%	23.3%	17.0%
Selling, general and administrative expenses	58,258	54,829	63,483	16.3%	17.2%	19.9%
Impairment of goodwill	—	—	67,681	—	—	21.3%
Acquired in-process research and development	—	—	15,700	—	—	4.9%
Amortization of purchased intangibles	1,368	9,240	5,540	0.4%	2.9%	1.7%
Loss on disposal of property and equipment	578	159	122	0.2%	0.0%	0.0%

Operating loss	(51,800)	(77,511)	(132,117)	(14.5)%	(24.3)%	(41.5)%
Gain on sale of technology assets, net	21,436	—	—	6.0%	—	—
Interest (expense) income, net	(823)	(615)	2,748	(0.2)%	(0.2)%	0.9%
Other expense, net	(494)	(472)	(187)	(0.1)%	(0.1)%	(0.1)%

Loss before income taxes	(31,681)	(78,598)	(129,556)	(8.9)%	(24.6)%	(40.7)%
Income tax (expense) benefit	(151)	85	(16)	(0.0)%	0.0%	(0.0)%

Net loss	$(31,832)	$(78,513)	$(129,572)	(8.9)%	(24.6)%	(40.7)%

Comparison of the Fiscal Years Ended March 31, 2011 and 2010
     Revenues. Total revenues increased $38.5 million, or 12.1%, to $357.6 million in the fiscal year ended March 31, 2011 from $319.1 million in the fiscal year ended March 31, 2010, including a $3.6 million increase from fluctuations in foreign currency exchange rates, partially offset by lower average selling prices.

     For the fiscal year ended March 31, 2011, sales of our 10Gbps and below products increased $20.7 million, or 10.3%, to $222.2 million, while 40Gbps and above sales increased $3.0 million, or 2.9%, to $104.9 million and sales of our industrial and commercial products increased $14.8 million, or 94.3%, to $30.5 million. The increase in sales of our 10Gbps and below products primarily resulted from increased demand for our XFP and SFP+ modules, partially offset by lower demand for our Xenpak modules. The increase in 40Gbps and above sales primarily resulted from increased demand for our 40Gbps and 100Gbps modules partially offset by lower demand for 40Gbps subsystems.
     For the fiscal year ended March 31, 2011, sales to three customers, Alcatel-Lucent, Cisco and Huawei, together accounted for 44.7% of total revenues. For the fiscal year ended March 31, 2010, sales to two customers, Cisco and Nokia Siemens Networks (“NSN”), together accounted for 44.8% of total revenues. No other customer accounted for more than 10% of total revenues in either such year.
     Gross Margin. Gross margin increased $9.6 million, or 15.7%, to $70.4 million in the fiscal year ended March 31, 2011 from $60.9 million in the fiscal year ended March 31, 2010. Gross margin for the fiscal year ended March 31, 2011 included a negative effect of $3.2 million attributable to unfavorable foreign currency exchange rate fluctuations, net of the impact from foreign currency exchange forward contracts. For the fiscal years ended March 31, 2011 and 2010, we incurred $5.8 million of amortization of acquired developed technology associated with the StrataLight acquisition, and for the fiscal year ended March 31, 2010, we incurred $1.0 million of charges attributable to a purchase price accounting adjustment for inventory and $0.9 million of Employee Liquidity Bonus Plan expense, each associated with the StrataLight acquisition. During the fiscal years ended March 31, 2011 and 2010, gross margin included charges for excess and obsolete inventory of $3.0 million and $4.1 million, respectively.
     As a percentage of revenue, gross margin increased to 19.7% for the fiscal year ended March 31, 2011 from 19.1% for the fiscal year ended March 31, 2010. This increase was primarily attributable to reduced charges associated with the StrataLight acquisition, reduced charges for excess and obsolete inventory and provision for warranty, partially offset by lower average selling prices and an unfavorable impact from foreign currency exchange rate fluctuations and hedging programs.
     Research and Development Expenses. Research and development expenses decreased $12.1 million, or 16.3%, to $62.0 million in the fiscal year ended March 31, 2011 from $74.1 million in the fiscal year ended March 31, 2010, notwithstanding a $2.6 million increase attributable to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 17.3% for the fiscal year ended March 31, 2011 from 23.3% for the fiscal year ended March 31, 2010. The decrease in research and development expenses was primarily the result of the elimination of Employee Liquidity Bonus Plan expense associated with the acquisition of StrataLight and reduced outsourcing services provided primarily by Hitachi’s research laboratories and other outsourcing service providers.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.5 million, or 6.3%, to $58.3 million in the fiscal year ended March 31, 2011 from $54.8 million in the fiscal year ended March 31, 2010, including a $1.3 million increase attributable to fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 16.3% for the fiscal year ended March 31, 2011 from 17.2% for the fiscal year ended March 31, 2010. The increase in selling, general and administrative expenses was principally attributable to employee expenses, including severance costs, restoration of executive and other employee salaries to prior levels upon expiration of the expense reduction measures in effect during the fiscal year ended March 31, 2010, stock-based expenses associated with the departure of the Company’s chief executive officer, as well as unfavorable fluctuations in foreign currency exchange rates.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $1.4 million and $9.2 million for the fiscal years ended March 31, 2011 and 2010, respectively. For the fiscal year ended March 31, 2011, the $1.4 of amortization was related to customer relationships. For the fiscal year ended March 31, 2010, the amortization consisted of $7.9 million related to order backlog and $1.3 million related to customer relationships.
     Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.6 million and $0.2 million for the fiscal years ended March 31, 2011 and 2010, respectively.

     Gain on Sale of Technology Assets, Net. Gain on sale of technology assets, net was $21.4 million for the fiscal year ended March 31, 2011. Total proceeds from the sale were $23.5 million, partially offset by $2.1 million of associated direct expenses.
     Interest Expense, Net. Interest expense, net increased by $0.2 million to $0.8 million in the fiscal year ended March 31, 2011 from $0.6 million in the fiscal year ended March 31, 2010. Interest expense, net for the fiscal years ended March 31, 2011 and 2010 consisted of interest expense on short-term debt and capital leases offset by interest earned on cash and cash equivalents. The increase primarily reflected the increase in interest rates and the reduction in cash and cash equivalent balances over the respective periods.
     Other Expense, Net. Other expense, net was $0.5 million for each of the fiscal years ended March 31, 2011 and 2010, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
     Income Taxes. During the fiscal year ended March 31, 2011, we recorded a current income tax expense of $151,000 attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     During the fiscal year ended March 31, 2010, we recorded an $85,000 current income tax benefit resulting from a U.S. Federal income tax benefit of $228,000 due to acceleration of research credits under the 2008 Housing and Economic Recovery Act, partially offset by an income tax expense of $143,000 attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.
Comparison of the Fiscal Years Ended March 31, 2010 and 2009
     Revenues. Total revenues increased $0.5 million, or 0.2%, to $319.1 million in the fiscal year ended March 31, 2010 from $318.6 million in the fiscal year ended March 31, 2009, primarily as a result of a $45.2 million increase in sales of StrataLight products and a $1.4 million increase from fluctuations in foreign currency exchange rates, partially offset by lower sales volumes of other communication and industrial and commercial products as well as lower average selling prices.
     For the fiscal year ended March 31, 2010, sales of our 10Gbps and below products decreased $36.2 million, or 15.2%, to $201.8 million, while 40Gbps and above sales increased $40.0 million, or 64.9%, to $101.6 million. The decrease in sales of our 10Gbps and below products primarily resulted from decreased demand for our 300 pin tunable and fixed wavelength, Xenpak and SFP modules, partially offset by higher demand for our XFP products. The increase in 40Gbps and above sales primarily resulted from the acquisition of StrataLight. Sales of our industrial and commercial products decreased $3.2 million, or 16.9%, to $15.7 million.
     For the fiscal year ended March 31, 2010, sales to two customers, Cisco and NSN, together accounted for 44.8% of revenues. For the fiscal year ended March 31, 2009, sales to two customers, Cisco and Alcatel-Lucent, together accounted for 48.2% of revenues. No other customer accounted for more than 10% of total revenues in either such year.
     Gross Margin. Gross margin decreased $13.4 million, or 18.3%, to $60.9 million in the fiscal year ended March 31, 2010 from $74.5 million in the fiscal year ended March 31, 2009. Gross margin for the fiscal year ended March 31, 2010 included negative effects of $4.5 million from increased acquired developed technology amortization associated with the StrataLight acquisition, and $4.4 million attributable to unfavorable foreign currency exchange rate fluctuations, net of the impact from foreign currency exchange forward contracts. Additional costs associated with the StrataLight acquisition that were incurred during the fiscal years ended March 31, 2010 and 2009 include $5.8 million and $1.3 million, respectively, of amortization of acquired developed technology, $1.0 million and $1.8 million, respectively, of charges attributable to the purchase price accounting adjustment for inventory, and $0.9 million and $0.8 million, respectively, of Employee Liquidity Bonus Plan expense. During the fiscal years ended March 31, 2010 and 2009, gross margin included charges for excess and obsolete inventory of $4.1 million and $10.4 million, respectively.
     As a percentage of revenue, gross margin decreased to 19.1% for the fiscal year ended March 31, 2010 from 23.4% for the fiscal year ended March 31, 2009. This decline was primarily attributable to higher per unit manufacturing costs derived from lower sales volumes, lower average selling prices, higher acquired developed technology amortization and an unfavorable impact from foreign currency exchange rate fluctuations and hedging programs, partially offset by higher relative margins from sales of StrataLight products, lower fixed manufacturing, material and outsourcing costs as well as lower excess and obsolete inventory and warranty charges.
     Research and Development Expenses. Research and development expenses increased $20.1 million, or 37.2%, to $74.1 million in the fiscal year ended March 31, 2010 from $54.0 million in the fiscal year ended March 31, 2009, including a $2.2 million increase attributable to fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 23.3% for the fiscal year ended March 31, 2010 from 17.0% for the fiscal year ended March 31, 2009. The increase in research and development expenses was primarily the result of the acquisition of StrataLight, and was partially offset by reduced outsourcing services provided by Hitachi’s research laboratories, as well as lower employee and material costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $8.7 million, or 13.6%, to $54.8 million in the fiscal year ended March 31, 2010 from $63.5 million in the fiscal year ended March 31, 2009, including a $1.3 million increase attributable to fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 17.2% for the fiscal year ended March 31, 2010 from 19.9% for the fiscal year ended March 31, 2009. The decrease in selling, general and administrative expenses was principally attributable to lower Employee Liquidity Bonus Plan costs associated with the acquisition of StrataLight, as well as lower commission, logistics, litigation, bad debt and employee costs, partially offset by the full year impact of selling general and administrative costs resulting from the acquisition of StrataLight.
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
     Acquired In-process Research and Development. We incurred $15.7 million of in-process research and development expenses for the fiscal year ended March 31, 2009 related to the StrataLight acquisition. We incurred no in-process research and development expenses for the fiscal year ended March 31, 2010.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $9.2 million and $5.5 million for the fiscal years ended March 31, 2010 and 2009, respectively. For the fiscal year ended March 31, 2010, the amortization consisted of $7.9 million related to order backlog and $1.3 million            related to customer relationships. For the fiscal year ended March 31, 2009, the amortization consisted of $5.2 million related to order backlog and $0.3 million related to customer relationships.
     Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million and $0.1 million for the fiscal years ended March 31, 2010 and 2009, respectively.
     Interest (Expense) Income, Net. Interest (expense) income, net decreased by $3.3 million to $0.6 million of interest expense, net in the fiscal year ended March 31, 2010 from $2.7 million of interest income, net in the fiscal year ended March 31, 2009. Interest (expense) income, net for the fiscal years ended March 31, 2010 and 2009 consisted of interest earned on cash and cash equivalents offset by interest expense on short-term debt and capital leases. The decrease primarily reflects the decline in interest rates and the reduction in cash and cash equivalent balances over the respective periods.
     Other Expense, Net. Other expense, net was $0.5 million and $0.2 million for the fiscal years ended March 31, 2010 and 2009, respectively, and consisted primarily of net exchange losses on foreign currency transactions.
     Income Taxes. During the fiscal year ended March 31, 2010, we recorded an $85,000 current income tax benefit resulting from a U.S. Federal income tax benefit of $228,000 due to acceleration of research credits under the 2008 Housing and Economic Recovery Act, partially offset by an income tax expense of $143,000 attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     During the fiscal year ended March 31, 2009, we recorded current income tax expense of $16,000. The expense was attributable to income earned in certain foreign tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     Because of the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.
Liquidity and Capital Resources
     At March 31, 2011 and 2010, cash and cash equivalents totaled $100.3 million and $132.6 million and the outstanding balances of our short-term loans were $18.1 million and $21.4 million, respectively. During the fiscal year ended March 31, 2011, cash and cash equivalents decreased by $32.4 million as $30.1 million of net cash used in operating activities, $11.0 million of payments on capital lease obligations, $8.6 million of capital expenditures and $5.8 million of short-term debt payments were partially offset by $21.4 million of net proceeds from sale of technology assets, $1.4 million from the effect of foreign currency exchange rates on cash and cash equivalents and $0.3 million from the exercise of stock options. Net cash used in operating activities reflected our net loss of $31.8 million, a $21.4 gain on sale of technology assets and an increase in net current assets excluding cash and cash equivalents of $17.1 million, partially offset by non-cash charges for depreciation and amortization of $24.3 million, stock-based compensation expense of $8.2 million, amortization of purchased intangibles of $7.1 million, and loss on disposal of property and equipment of $0.6 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from an increase in inventories, accounts receivable, prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.
     At March 31, 2010 and 2009, cash and cash equivalents totaled $132.6 million and $168.9 million and the outstanding balances of the short-term loans were $21.4 million and $20.2 million, respectively. During the fiscal year ended March 31, 2010, cash and cash equivalents decreased by $36.3 million as $18.6 million of net cash used in operating activities, $10.6 million of payments on capital lease obligations, and $7.9 million of capital expenditures were partially offset by $0.8 million from the effect of foreign currency exchange rates on cash and cash equivalents. Net cash used in operating activities reflected our net loss of $78.5 million, partially offset by non-cash charges for depreciation and amortization of $22.3 million, amortization of purchased intangibles of $15.0 million, stock-based compensation expense of $6.6 million, and $1.2 of compensation expense associated with the StrataLight Employee Liquidity Bonus Plan (the “ELBP”), as well as a decrease in net current assets excluding cash and cash equivalents of $14.6 million and a loss on disposal of property and equipment of $0.2 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories and accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued expenses.
     Pursuant to the terms of the Agreement and Plan of Merger, dated July 9, 2008, by and among the Company, StrataLight, Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro, as the stockholder representative, the Company made the final distributions of cash and shares of the Company’s common stock to ELBP participants during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2010, the Company distributed approximately $5.7 million of cash and 1.2 million shares of previously issued common stock, and accepted cancellation of rights to receive common stock as requested by certain ELBP participants to satisfy approximately $2.8 million in employee withholding tax obligations paid by the Company. During the fiscal year ended March 31, 2009, the Company distributed approximately $1.8 million of cash and 1.8 million shares of previously issued common stock pursuant to the ELBP.
     During the fiscal year ended March 31, 2009, cash and cash equivalents decreased by $52.8 million to $168.9 million from $221.7 million. This decline consisted of $10.4 million of net cash used in operating activities, $28.4 million of cash used in the acquisition of StrataLight, net of cash acquired, $9.1 million of payments on capital lease obligations, $4.2 million of capital expenditures, $0.6 million from the effect of foreign exchange rates on cash and cash equivalents and $0.1 million used to repurchase restricted shares. Net cash used by operating activities reflected our net loss of $129.6 million, partially offset by the following non-cash charges: a $67.7 million impairment of goodwill, a $15.7 million write-off of in-process research and development, depreciation and amortization of $14.4 million, amortization of purchased intangibles of $6.9 million, StrataLight Employee Liquidity Bonus Plan costs of $5.8 million, stock-based compensation expense of $5.6 million, and a decrease in net current assets excluding cash and cash equivalents of $3.1 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories partially offset by a decrease in accounts payable attributable to the reduction in sales volumes. During the fiscal year ended March 31, 2009, we also entered into $15.4 million of new capital lease obligations.
     We believe that existing cash and cash equivalent balances will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if available, there can be no assurance as to the terms on which funds might be available. In addition, unprecedented volatility in recent years in the global credit markets may affect the availability and cost of funding in the future. If adequate financing is not available as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations
     During the fiscal year ended March 31, 2011, we entered into $10.4 million of new capital lease obligations. The following table summarizes our contractual obligations at March 31, 2011 in millions of dollars.

		Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Capital lease obligations	$26.1	$11.4	$10.6	$4.1
Operating lease obligations	3.3	2.6	0.7	—
Purchase obligations	71.6	71.6	—	—
Short-term debt	18.1	18.1	—	—

Total contractual obligations	$119.1	$103.7	$11.3	$4.1

     Capital lease obligations, including interest, consist primarily of manufacturing assets under non-cancelable capital leases. Operating leases consist primarily of leases on buildings. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not yet received the goods or services. These obligations include purchase commitments with our contract manufacturers. We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed.
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
     To the extent we generate sales denominated in currencies other than the U.S. dollar, our revenues will be affected by currency fluctuations. For the fiscal years ended March 31, 2011, 2010 and 2009, 15.5%, 9.4% and 16.7%, respectively, of our sales were denominated in Japanese yen and 1.0% or less were denominated in euros. The remaining sales were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the fiscal years ended March 31, 2011, 2010 and 2009, approximately 44.9%, 37.2% and 60.5%, respectively, of our cost of sales was denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the fiscal years ended March 31, 2011, 2010 and 2009, approximately 42.6%, 34.6% and 41.9%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.
     To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in the relative value of the Japanese yen and the U.S. dollar. If the exchange rate of the Japanese yen in relation to the U.S. dollar had appreciated by ten percent during the fiscal year ended March 31, 2011, our operating loss would have increased by approximately $13.6 million. If the exchange rate had depreciated by ten percent during the fiscal year ended March 31, 2011, our operating loss would have been reduced by approximately $11.1 million.
     As of March 31, 2011, we had a net payable position of $10.7 million and as of March 31, 2010, we had a net receivable position of $1.2 million subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange fluctuations on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At March 31, 2011, we had three foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million and expiration dates of 120 days or less to hedge a portion of this risk. At March 31, 2010, we had six foreign currency exchange contracts in place with an aggregate nominal value of $12.0 million and expiration dates of 90 days or less. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the impact of foreign currency fluctuations. If the foreign currency exchange forward contracts were to be held to maturity and the exchange rate of the Japanese yen in relation to the U.S. dollar were to depreciate by ten percent from the closing spot rate on March 31, 2011 to the maturity date, we would realize an approximate gain at maturity of $1.5 million. If the yen were to appreciate by ten percent, we would realize an approximate loss at maturity of $2.1 million.
     We have entered into a short-term, yen-denominated loan with The Sumitomo Trust Bank, which is due monthly unless renewed. At March 31, 2011 and 2010, the loan balance was $18.0 million and $21.4 million, respectively. During the fiscal year ended March 31, 2011, payments of 500 million yen were made, reducing the yen balance from 2.0 billion yen at March 31, 2010 to 1.5 billion yen at March 31, 2011. Interest is paid monthly at TIBOR plus a premium that ranged from 1.26% to 1.73%, 1.26% to 1.57% and 1.42% to 1.81% during the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
     To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of March 31, 2011 and 2010, we had $100.3 million and $132.6 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions. Interest income earned on these accounts was $0.1 million, $0.4 million and $3.7 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Item 8. Financial Statements and Supplementary Data.
OPNEXT, INC.

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of
Opnext, Inc.
     We have audited the accompanying consolidated balance sheets of Opnext, Inc. (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Opnext, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Metro Park, New Jersey
June 14, 2011

Opnext, Inc.
Consolidated Balance Sheets

	March 31,
	2011	2010
	(in thousands, except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents, including $1,210 and $1,205 of restricted cash at March 31, 2011 and 2010, respectively	$100,284	$132,643
Trade receivables, net, including $8,557 and $4,509 due from related parties at March 31, 2011 and 2010, respectively	70,701	54,849
Inventories	118,588	93,018
Prepaid expenses and other current assets	7,458	4,755

Total current assets	297,031	285,265
Property, plant, and equipment, net	59,992	60,322
Purchased intangibles	17,076	24,220
Other assets	258	491

Total assets	$374,357	$370,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $6,191 and $4,707 due to related parties at March 31, 2011 and 2010, respectively	$63,383	$44,040
Accrued expenses	23,771	22,101
Short-term debt	18,055	21,430
Capital lease obligations	13,513	12,515

Total current liabilities	118,722	100,086
Capital lease obligations	12,554	11,202
Other long-term liabilities	6,855	5,470

Total liabilities	138,131	116,758

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,363,613, outstanding 90,028,612, net of 58,630 shares of treasury stock at March 31, 2011; issued 91,192,937, outstanding 89,857,936, net of 58,630 shares of treasury stock at March 31, 2010	727	725
Additional paid-in capital	724,775	716,315
Accumulated deficit	(504,977)	(473,145)
Accumulated other comprehensive income	15,701	9,645

Total shareholders’ equity	236,226	253,540

Total liabilities and shareholders’ equity	$374,357	$370,298

See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended March 31,
	2011	2010	2009
	(in thousands, except per share amounts)

Revenues, including $9,016, $14,659 and $19,470 to related parties for the fiscal years ended March 31, 2011, 2010 and 2009, respectively	$357,641	$319,132	$318,555
Cost of sales	281,418	252,490	242,782
Amortization of acquired developed technology	5,780	5,780	1,321

Gross margin	70,443	60,862	74,452
Research and development expenses, including $3,743, $4,368 and $6,077 from related parties for the fiscal years ended March 31, 2011, 2010 and 2009, respectively	62,039	74,145	54,043
Selling, general and administrative expenses, including $4,582, $3,832, and $5,493 from related parties for the fiscal years ended March 31, 2011, 2010 and 2009, respectively	58,258	54,829	63,483
Amortization of purchased intangibles	1,368	9,240	5,540
Loss on disposal of property and equipment	578	159	122
Impairment of goodwill	—	—	67,681
Acquired in-process research and development	—	—	15,700

Operating loss	(51,800)	(77,511)	(132,117)
Gain on sale of technology assets, net	21,436	—	—
Interest (expense) income, net	(823)	(615)	2,748
Other expense, net	(494)	(472)	(187)

Loss before income taxes	(31,681)	(78,598)	(129,556)
Income tax (expense) benefit	(151)	85	(16)

Net loss	$(31,832)	$(78,513)	$(129,572)

Net loss per share:
Basic and diluted	$(0.35)	$(0.88)	$(1.86)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	89,904	88,952	69,775
See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Fiscal Years Ended March 31, 2011, 2010 and 2009

				Retained	Accumulated
	Number		Additional	Earnings	Other
	Of	Par	Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit)	Income (Loss)	Equity	Income (Loss)
	(in thousands, except share and per share amounts)
Balance at March 31, 2008	64,619,913	552	583,766	(265,060)	3,820	323,078
Stock-based compensation, net of forfeitures	—	—	5,705	—	—	5,705
Stock options exercised	3,934	—	6	—	—	6
Restricted shares forfeited	(8,333)	—	—	—	—	—
Restricted shares repurchased	(30,571)	(63)	—	—	—	(63)
Equity offering to StrataLight shareholders, net	22,298,161	223	113,336	—	—	113,559
StrataLight Employee Liquidity Bonus Plan	1,773,343	18	5,775	—	—	5,793
Net loss	—	—	—	(129,572)	—	(129,572)	$(129,572)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(145)	(145)	(145)
Defined benefit plan costs, net	—	—	—	—	65	65	65
Foreign currency translation adjustment	—	—	—	—	2,111	2,111	2,111

Total comprehensive loss							$(127,541)

Balance at March 31, 2009	88,656,447	730	708,588	(394,632)	5,851	320,537
Stock-based compensation, net of forfeitures	—	—	6,630	—	—	6,630
Stock options exercised	11,053	—	16	—	—	16
Restricted shares repurchased	(7,122)	(17)	—	—	—	(17)
StrataLight Employee Liquidity Bonus Plan, net of cancellations	1,197,558	12	1,081	—	—	1,093
Net loss	—	—	—	(78,513)	—	(78,513)	$(78,513)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(191)	(191)	(191)
Defined benefit plan costs, net					125	125	125
Foreign currency translation adjustment	—	—	—	—	3,860	3,860	3,860

Total comprehensive loss							$(74,719)

Balance at March 31, 2010	89,857,936	$725	$716,315	$(473,145)	$9,645	$253,540
Stock-based compensation, net of forfeitures	—	—	8,167	—	—	8,167
Stock options exercised	170,676	2	293	—	—	295
Net loss	—	—	—	(31,832)	—	(31,832)	$(31,832)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(20)	(20)	(20)
Defined benefit plan costs, net					157	157	157
Foreign currency translation adjustment	—	—	—	—	5,919	5,919	5,919

Total comprehensive loss							$(25,776)

Balance at March 31, 2011	90,028,612	$727	$724,775	$(504,977)	$15,701	$236,226

See accompanying notes to consolidated financial statements.

Opnext, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended March 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(31,832)	$(78,513)	$(129,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,330	22,312	14,385
Stock-based compensation expense associated with equity awards	8,167	6,632	5,644
Amortization of purchased intangibles	7,148	15,019	6,861
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	—	1,216	5,766
Impairment of goodwill	—	—	67,681
Acquired in-process research and development	—	—	15,700
Loss on disposal of property and equipment	578	159	122
Gain on sale of technology assets, net	(21,436)	—	—
Changes in assets and liabilities, net of acquisition of business:
Trade receivables, net	(14,112)	9,073	(4,374)
Inventories	(18,013)	12,397	23,046
Prepaid expenses and other current assets	(2,345)	(492)	(454)
Other assets	243	(167)	(163)
Trade payables	15,240	4,523	(16,939)
Accrued expenses and other liabilities	1,979	(10,742)	1,871

Net cash used in operating activities	(30,053)	(18,583)	(10,426)

Cash flows from investing activities
Capital expenditures	(8,605)	(7,877)	(4,157)
Acquisition of business, net of cash acquired	—	—	(28,425)
Proceeds from sale of technology assets, net	21,436	—	—

Net cash provided by (used in) investing activities	12,831	(7,877)	(32,582)

Cash flows from financing activities
Payments on capital lease obligations	(10,964)	(10,602)	(9,105)
Short-term debt payments, net	(5,822)	—	—
Restricted shares repurchased	—	(17)	(63)
Exercise of stock options	294	16	6

Net cash used in financing activities	(16,492)	(10,603)	(9,162)

Effect of foreign currency exchange rates on cash and cash equivalents	1,355	797	(607)

Decrease in cash and cash equivalents	(32,359)	(36,266)	(52,777)
Cash and cash equivalents at beginning of year	132,643	168,909	221,686

Cash and cash equivalents at end of year	$100,284	$132,643	$168,909

Supplemental cash flow information
Cash paid during the year for:
Interest paid	$955	$980	$965
Income tax paid (refunded), net	$78	$(129)	$—
Supplemental investing activities
Net cash paid for acquisition of StrataLight	$—	$—	$21,593
Payments for acquisition and equity registration costs	—	—	6,832

Acquisition of StrataLight, net of cash acquired	$—	$—	$28,425

Non-cash financing activities
Capital lease obligations incurred	$(10,395)	$(109)	$(15,384)
See accompanying notes to consolidated financial statements.

Opnext, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Background and Basis of Presentation
     Opnext, Inc. and subsidiaries (“Opnext” or the “Company”) is a leading designer and manufacturer of optical subsystems, modules and components that enable high-speed telecommunications and data communications networks, as well as lasers and infrared LEDs for industrial and commercial applications.
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
Use of Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessments of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, the value of purchased tangible and intangible assets and liabilities in business combinations, estimated useful lives for depreciation, and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.
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
Shipping and Handling Costs
     Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the fiscal years ended March 31, 2011, 2010 and 2009 were $1,781, $2,123 and $4,577, respectively.
Foreign Currency Transactions and Translation
     Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of operations. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while sales and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity. Transaction gains and losses have been included in other expense, net for the period in which the exchange rates change. The Company recorded transaction losses of $651, $549 and $241 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
     All derivative financial instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and in other comprehensive income (loss) for those classified as cash flow hedges.
     At March 31, 2011, the Company had a net payable position of $10,688, and as of March 31, 2010 the Company had a net receivable position of $1,178, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 120 days or less to hedge a portion of this future risk and did not exceed $24,000 in aggregate at any point in time during the fiscal year ended March 31, 2011. At March 31, 2011, there were three foreign currency exchange forward contracts in place with an aggregate nominal value of $18,000 and at March 31, 2010, there were six foreign currency exchange forward contracts in place with an aggregate nominal value of $12,000, all of which had expiration dates of less than 120 days. The total realized benefit from the foreign currency exchange forward contracts was $1,275, $491, and $1,460 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, and was included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
hedging vehicle to minimize the effect of foreign currency fluctuations.
Net Loss per Common Share
     Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period and dilutive common shares potentially issuable from stock-based incentive plans using the treasury stock method.
Cash and Cash Equivalents
     The Company considers all investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2011, cash and cash equivalents included $996 of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations and $214 of restricted cash held in escrow pending resolution of claim for indemnification associated with the acquisition of StrataLight. As of March 31, 2010, cash and cash equivalents included $991 of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations and $214 of restricted cash held in escrow pending resolution of claim for indemnification associated with the acquisition of StrataLight.
Trade Receivables
     The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessments of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $977 and $900 at March 31, 2011 and 2010, respectively.
Inventories
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers and our contract manufacturers. Inventory valuation and firm, committed purchase order assessments are performed on a quarterly basis and those which are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. The Company typically uses a 12-month rolling forecast based on factors including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories owned by us but part of VMI programs and held at customer locations. If market conditions are less favorable than forecasted or actual demand from customers is lower than estimated, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
     Certain of the Company’s more significant customers have implemented a supply chain management tool called VMI programs that requires suppliers, such as the Company, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.

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
Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant and equipment, are reviewed for impairment in connection with the Company’s annual budget and long-term planning process and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. The Company’s evaluations for the fiscal years ended March 31, 2011, 2010 and 2009 indicated that there were no impairments.
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
     Based upon impairment analyses performed during the fiscal year ended March 31, 2009, the Company recorded aggregate goodwill impairment charges of $67,681 attributable to the acquisitions of StrataLight and Pine Photonics Communications, Inc. The Company had no recorded goodwill at March 31, 2011 and 2010.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
Fair Value Measurements
     Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability, and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The following tables summarize the valuation of the Company’s financial instruments as of March 31, 2011 and 2010:

			Significant
		Quoted Market	Other	Significant
	Value as of	Prices in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets:
Money market funds	$59,578	$59,578	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$271	$—	$271	$—	Accrued expenses

			Significant
		Quoted Market	Other	Significant
	Value as of	Prices in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets:
Money market funds	$82,487	$82,487	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$251	$—	$251	$—	Accrued expenses
     The Company’s investments in money market funds are recorded at fair value based on quoted market prices. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers.
Stock-Based Incentive Plans
     All equity-based payments, including grants of employee stock options, are recognized in the financial statements based on their grant-date fair value. The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods, including:
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
     Pursuant to the Merger Agreement, eighty-four percent (84%) of the aggregate consideration was allocated to the former StrataLight shareholders, consisting of 22,298 shares of the Company’s common stock and $40,275 in cash. Of the total cash consideration, $37,755 was paid to the former shareholders on the closing date with the remaining $2,520 held in escrow through January 9, 2010 to satisfy the former StrataLight shareholders’ indemnification obligations under the Merger Agreement. Also on January 9, 2009, 20,068 shares of Opnext common stock were distributed to the former shareholders, with the remaining 2,230 shares held in escrow through January 9, 2010. As of March 31, 2011, $214 in cash and 118 shares of common stock remained in an escrow account pending final resolution of an indemnification claim.
     Pursuant to the Merger Agreement, sixteen percent (16%) of the aggregate merger consideration was allocated in accordance with the terms of a bonus plan established for the benefit of the StrataLight employees and certain other designees (the “Employee Liquidity Bonus Plan”). During the fiscal years ended March 31, 2010 and 2009, the Company recorded $7,346 and $10,951, respectively, of expense related to the Employee Liquidity Bonus Plan. The Company recorded no expense in the fiscal year ended March 31, 2011 related to the Employee Liquidity Bonus Plan.
     The Company has accounted for the acquisition under the purchase method and has included the operating results of StrataLight in its consolidated financial results since January 9, 2009. The following table summarizes the components of the total purchase price as determined under the purchase method of accounting:

Fair Value of Opnext shares	$114,167
Cash consideration	40,275
Acquisition-related transaction costs	6,224
Acquisition-related employee bonus costs	27

Total purchase price	$160,693

     The $114,167 fair value of the 22,298 shares distributed on the closing date was based upon the $5.12 average per share closing price of Opnext common shares for the period beginning two trading days before and ending two trading days after the July 9, 2008 signing date of the Merger Agreement. Acquisition-related transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.
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

	Pro Forma Basis for Fiscal Years
	Ended March 31,
	2009	2008
Revenues	$409,416	$378,714
Net loss	(52,517)	(107,971)
Net loss per share-basic	$(0.58)	$(1.23)
Net loss per share-diluted	$(0.58)	$(1.23)
     Pro forma net loss for the fiscal year ended March 31, 2009 included $7,147 of purchased intangible asset amortization expense and $346 of Employee Liquidity Bonus Plan expense. Pro forma net loss for the fiscal year ended March 31, 2008 included a $61,983 goodwill impairment charge, $38,534 of purchase intangible asset amortization expense and $18,122 of Employee Liquidity Bonus Plan expense.
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
     During the fiscal years ended March 31, 2011 and 2010, the Company recorded charges related to workforce reductions in connection with the StrataLight acquisition of $282 and $1,379, respectively. As of March 31, 2011, the Company had no recorded liabilities for severance and related benefit charges related to the StrataLight acquisition and had recorded liabilities of $154 related to the facility consolidation charges. As of March 31, 2010, the Company had recorded liabilities for severance and related benefit charges of $121 and facility consolidation charges of $502. The remaining payments under the Eatontown, New Jersey lease will reduce the facility accrual, with associated interest accretion, through August 2011.

	Twelve months ended		Twelve months ended
	March 31, 2011		March 31, 2010
	Workforce		Workforce
	Reduction	Facilities	Reduction	Facilities
Accrual balance at beginning of period	$121	$502	$331	$724
Restructuring charges:
Manufacturing expense	28	—	359	—
Research and development expense	201	—	276	—
Selling, general and administrative expense	53	—	744	95
Cash payments	(403)	(348)	(1,589)	(317)

Accrual balance at end of period	$—	$154	$121	$502

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     On December 9, 2010, the Company entered into a separation agreement with its former Chief Executive Officer. During the fiscal year ended March 31, 2011, salary and benefit expenses of $530 and stock-based compensation expense of $718 were recorded pursuant to the terms of the separation agreement. The stock-based compensation expense represented the accelerated vesting of the installment of shares of Company common stock subject to stock options that were scheduled to vest on the next scheduled vesting date following December 9, 2010. Any remaining unvested portions of the former Chief Executive Officer’s stock options were automatically cancelled on his termination date.
5. Inventories
     Components of inventories are summarized as follows:

	March 31,
	2011	2010
Raw materials	$64,144	$49,859
Work-in-process	17,783	14,810
Finished goods	36,661	28,349

Inventories	$118,588	$93,018

     Inventories included $19,558 and $23,599 of inventory consigned to customers and contract manufacturers at March 31, 2011 and 2010, respectively.
6. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	March 31,
	2011	2010
Machinery, electronic, and other equipment	$282,064	$245,154
Computer software	19,974	17,928
Building improvements	6,115	6,093
Construction-in-progress	5,233	5,755

Total property, plant, and equipment	313,386	274,930
Less accumulated depreciation and amortization	(253,394)	(214,608)

Property, plant, and equipment, net	$59,992	$60,322

     Property, plant and equipment included capitalized leases of $67,306 and $56,682 at March 31, 2011 and 2010, respectively, and related accumulated depreciation of $37,935 and $28,782 at March 31, 2011 and 2010, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $879, $959 and $2,156 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
7. Intangible Assets and Goodwill
Intangible Assets other than Goodwill
     As a result of the StrataLight acquisition, the Company recorded $61,800 of intangible assets, including $15,700

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
of in-process research and development costs that were expensed in the fiscal year ended March 31, 2009. The in-process research and development costs represented incomplete StrataLight projects that had not reached technological feasibility and had no alternative future use as of the date of the acquisition. The value assigned to these projects was determined using the excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets, including working capital, fixed assets, customer relationships, and assembled workforce. The remaining acquired intangible assets included $16,022 of developed product research with a weighted average remaining life of three years and $1,054 assigned to customer relationships with a weighted average remaining life of one year as of March 31, 2011.
     The components of the intangible assets at March 31, 2011 were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(12,878)	$16,022
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(3,046)	1,054

Total intangible assets	$46,100	$(29,024)	$17,076

     Amortization expense related to intangible assets was $7,148, $15,019 and $22,561 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2011:

Amount
Fiscal Year Ended March 31,
2012	$6,834
2013	5,780
2014	4,462

Total	$17,076

Sale of Technology Assets
     On February 9, 2011, Opnext Subsystems, Inc. (“Opnext Subsystems”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission to Juniper for $26,000 (the “Purchase Price”), $23,500 of which was paid simultaneously with the execution of the Purchase Agreement and $2,500 of which was paid on May 6, 2011. The Company incurred $2,100 of direct expenses in connection with the transaction. Juniper has assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale, as well as certain other liabilities relating to certain of Opnext Subsystems’s employees to be hired by Juniper.
     The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations (of Opnext Subsystems) for a transaction of this size and nature. The indemnification obligations of Opnext Subsystems are subject to a deductible and de minimis threshold. In addition, the indemnification obligations with respect to breaches of representations and warranties by Opnext Subsystems are subject to a cap of $2,600, other than breaches of certain fundamental representations and warranties, which are subject to a cap equal to the purchase price.
     In connection with Juniper’s purchase of the technology, pursuant to an Intellectual Property License Agreement, Opnext Subsystems granted certain additional licenses to Juniper and Juniper granted Opnext Subsystems a license

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
back to the technology, in each case subject to certain field restrictions.
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
     During the three-month period ended December 31, 2008, there were sufficient indicators to require an interim impairment analysis of the goodwill associated with the acquisition of Pine, including a significant decrease in the Company’s market capitalization and a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit. Based upon the interim goodwill analysis conducted, an impairment was indicated and the Company recorded a $5,698 charge, which represented the full amount of goodwill recorded in connection with the Pine acquisition.
     The following table reflects changes in the carrying amount of goodwill:

	Fiscal Year Ended March 31,
	2011	2010	2009

Beginning balance	$—	$—	$5,698
Acquisition of StrataLight	—	—	61,983
Impairment of goodwill	—	—	(67,681)

Ending balance	$—	$—	$—

8. Income Taxes
     The following table presents the United States and foreign components of loss before income taxes:

	Fiscal Year Ended March 31,
	2011	2010	2009
United States	$(28,468)	$(52,113)	$(120,665)
Foreign	(3,213)	(26,485)	(8,891)

Loss before income taxes	$(31,681)	$(78,598)	$(129,556)

Income tax provision (benefit):
Current:
Federal	$—	$(228)	$—
State and local	49	87	—
Foreign	102	56	16

Subtotal	$151	$(85)	$16

Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

Subtotal	$—	$—	$—

Income tax provision (benefit)	$151	$(85)	$16

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

	Fiscal Year Ended March 31,
	2011	2010	2009
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax effect	(3.7)	(3.2)	(5.0)
Foreign earnings taxed at different rates	(0.5)	(1.7)	(0.3)
Change in valuation allowance	(100.0)	(12.6)	(1.6)
Goodwill impairment	—	—	21.2
Expired net operating loss carryforwards	132.6	52.0	15.6
Other	7.1	0.4	5.1

Effective income tax rate	0.5%	(0.1)%	0.0%

     At March 31, 2011 and 2010, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months.
     The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. The Company’s U.S. Income Tax Returns have been examined by the Internal Revenue Service through the fiscal year ended March 31, 2008. The Company’s New Jersey Corporate Business Tax Returns and German tax returns have been examined by the respective tax authorities through the fiscal year ended March 31, 2007. The Company’s Japan tax returns have been examined by the Japan tax authorities through the fiscal year ended March 31, 2006.
     The components of net deferred tax assets are as follows:

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

	March 31,
	2011	2010
Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$186,913	$204,042
Inventory and other reserves	28,259	29,851
Non-employee stock option expense to related parties	9,387	9,387
Stock-based compensation	8,792	5,844
Purchased intangibles and goodwill	(6,956)	(9,868)
Capital leases and property, plant, and equipment	722	(431)
Other	(2,890)	(2,398)
Valuation allowance	(224,227)	(236,427)

Total net deferred tax assets	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011 and 2010, management considered recent operating results, including the gain on sale of technology assets in 2011, near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.
     As of December 31, 2009, the Company experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), with the result of limiting the availability of the Company’s net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” the Company’s U.S. federal and state NOLs were reduced by $27,957 and $40,216, respectively, as of December 31, 2009. The Company’s U.S. federal and state NOLs had been previously reduced by $15,837 and $35,911, respectively, as a result of prior acquisitions. After giving effect to such reductions, the Company had U.S. federal, state and foreign NOLs of $148,300, $47,475 and $267,465, respectively, at March 31, 2011. Of the NOLs at March 31, 2011, $131,886 of U.S. federal NOLs and $33,686 of state NOLs are subject to annual limitations in the amounts of $6,514 and $2,658, respectively.
     The U.S. federal, state and foreign NOLs will expire between 2020 and 2031, 2012 and 2031, and 2012 and 2018, respectively. During the fiscal year ended March 31, 2011, state and foreign NOLs of $5,250 and $101,026, respectively, expired unused. During the fiscal year ending March 31, 2012, state and foreign NOLs of approximately $3,694 and $71,112, respectively, will expire if unused.
     The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2011, there were no undistributed earnings.
9. Stockholders’ Equity
     The Company is authorized to issue 150,000 shares of $0.01 par value common stock and 15,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of March 31, 2011, no shares of preferred stock had been issued.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     During the fiscal years ended March 31, 2010 and 2009, the Company repurchased 7 and 31 shares of common stock at weighted average per share prices of $2.49 and $2.07, respectively, in connection with the payment of the tax withholding obligation related to the vesting of restricted common shares held by certain executives. The Company did not repurchase shares of common stock during the fiscal year ended March 31, 2011.
     In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 22,298 shares of common stock. In addition, the Company issued 4,247 common shares in connection with the StrataLight Employee Liquidity Bonus Plan, of which 2,971 shares were issued to participants and 1,158 shares that would otherwise have been issued to participants were withheld by the Company from issuance in satisfaction of participant tax withholding obligations. Pending resolution of an indemnification claim, 118 shares issued in connection with the acquisition were held in escrow as of March 31, 2011.
Rights Agreement
     On June 18, 2009, the Company’s board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect the Company’s NOLs that the board of directors considered to be a valuable asset that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from the Company’s board of directors that would trigger an “ownership change,” as that term is defined in Section 382 of the Code, with the result of limiting the availability for future use of the NOLs to the Company. The Rights Plan was not adopted in response to any known accumulation of shares of the Company’s stock.
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
     On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting that, as of December 31, 2009, it beneficially owned 6,350 shares of Opnext common stock and amending the Schedule 13G it had previously filed on

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     February 8, 2008, which reported that as of September 18, 2007, it beneficially owned 7,500 shares of the Company’s common stock. The events reported in such filing, when taken together with other changes in ownership of the Company’s common stock by its five percent or greater stockholders during the prior three-year period, constituted an “ownership change” for the Company as that term is defined in Section 382 of the Code, with the result of limiting the availability of the Company’s NOLs for future use.
10. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share includes dilutive common stock equivalents, using the treasury method, if dilutive.
     The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year Ended March 31,
	2011	2010	2009
Numerator:
Net loss, basic and diluted	$(31,832)	$(78,513)	$(129,572)

Denominator:
Weighted average shares outstanding — basic	89,904	88,952	69,775
Effect of potentially dilutive options	—	—	—

Weighted average shares outstanding — diluted	89,904	88,952	69,775

Basic and diluted net loss per share	$(0.35)	$(0.88)	$(1.86)

     The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

	Fiscal Year Ended March 31,
	2011	2010	2009
Stock options	12,725	13,355	9,029
Stock appreciation rights	507	525	543
Restricted stock units and other	546	321	133

Total	13,778	14,201	9,705

11. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) as of March 31, 2011 and 2010 were as follows:

	Fiscal Year Ended
	March 31,
	2011	2010
Unrealized loss on foreign currency forward contract	$(271)	$(251)
Defined benefit plan costs, net	93	(64)
Foreign currency translation adjustment	15,879	9,960

Accumulated other comprehensive income	$15,701	$9,645

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
12. Employee Benefits
     The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributes up to a maximum of two-thirds of the first six percent of compensation the employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the fiscal years ended March 31, 2011, 2010 and 2009.
     On April 1, 2009, the Company suspended its matching contributions to the Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contributions to the Plan for the fiscal years ended March 31, 2011 and 2010. The Company’s matching contributions to the Plan totaled $383 in the fiscal year ended March 31, 2009. On April 1, 2011, the Company reinstated its matching contributions to the Plan.
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $935, $857 and $784 in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on the employee’s grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 31, 2011 and 2010, there were no plan assets. Net periodic benefit plan costs for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Pension benefit:
Service cost	$1,027	$946	$834
Interest cost	108	82	59
Amortization of prior service cost	91	83	76

Net pension plan cost	$1,226	$1,111	$969

Weighted average assumptions used to determine net pension plan cost:
Discount rate	2.00%	2.00%	2.00%
Salary increase rate	2.7%	2.8%	3.1%
Expected residual active life	15.5 years	15.8 years	15.9 years
     The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan follows:

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of period	$4,957	$3,828
Service cost	1,027	946
Interest cost	108	82
Realized actuarial (gain) loss	(67)	(44)
Benefits paid	(55)	(75)
Foreign currency translation	647	220

Benefit obligation at end of period	$6,617	$4,957

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$182	$85
Other long-term liabilities	6,435	4,872

Net amount recognized at end of fiscal year	$6,617	$4,957

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$353	$258
Prior service cost	(260)	(322)

Accumulated other comprehensive loss at end of fiscal year	$93	$(64)

     As of March 31, 2011 and 2010, the accumulated benefit obligation was $6,060 and $4,481, respectively. The Company estimates the future benefit payments for the defined benefit plan will be as follows: $184 in 2012, $119 in 2013, $371 in 2014, $262 in 2015, $482 in 2016 and $3,616 in total over the five years 2017 through 2021.
13. Stock-Based Incentive Plan
     The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of March 31, 2011, the plan had 13,238 common shares of stock available for future grants.
     Restricted Stock Units and Restricted Common Shares
     Restricted stock units represent the right to receive a share of Opnext stock at a designated time in the future, provided that the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. The restricted stock units are convertible into common shares on a one-for-one basis on or within 15 days following the earliest to occur of the director’s separation from service, the date of the director’s death or the date of a change in control of the Company. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed.
The following table presents a summary of restricted stock unit activity:

		Weighted		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
		(per share)		(in years)
Non-vested balance at March 31, 2008	16	$9.46
Granted	126	2.16
Forfeited	(16)	8.51

Non-vested balance at March 31, 2009	126	2.16
Granted	179	1.86
Vested	(157)	2.07
Non-vested balance at March 31, 2010	148	1.89
Granted	207	2.11
Vested	(148)	1.89

Non-vested balance at March 31, 2011	207	$2.11	$504	0.6

Vested balance at March 31, 2011	339	$2.28	$824

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     During the fiscal year ended March 31, 2011, the Company issued an aggregate of 132 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The awards generally vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the awards is $245 based on a weighted average fair value of $1.85 per share as of the grant date, of which $46 was recognized in the fiscal year ended March 31, 2011. Also during the fiscal year ended March 31, 2011, 75 restricted stock units were issued to the Company’s Chief Executive Officer. The award will vest in full on June 30, 2011 and the total compensation to be recognized over the vesting period for the award is $192 based on a fair value of $2.56 per share as of the grant date. Total compensation expense for restricted stock units of $354, $350 and $85 was recognized in the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
     As of March 31, 2009, there were 20 restricted common shares outstanding. The 20 restricted common shares outstanding at March 31, 2009 fully vested on November 1, 2009. No restricted common shares were awarded during the fiscal years ended March 31, 2011, 2010 and 2009. Total compensation expense for restricted common shares was $111 and $1,251 for the fiscal years ended March 31, 2010 and 2009, respectively, and there was no compensation expense for restricted common shares for the fiscal year ended March 31, 2011. Total grant-date fair value of restricted common shares that vested during the fiscal years ended March 31, 2010 and 2009 was $178 and $1,458, respectively.
     Employee Incentive Award Program
     On May 17, 2010, an annual incentive award program (the “Program”) for the Company’s fiscal year ending March 31, 2011 was approved by the Compensation Committee (the “Committee”) of the Company’s board of directors, which provided for the payment of fully vested shares of the Company’s common stock under the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan based upon the achievement of pre-established corporate and individual performance objectives. Employees of the Company at specified grade levels, including the Company’s executive officers, were eligible to participate in the Program. The individual performance objectives related to certain functional goals established by the Committee based on the recipient’s position within the Company, and included, without limitation, goals relating to product delivery, organizational and leadership development, customer revenue, financial statement objectives and supplier related objectives. The Company performance objectives related to the Company’s achievement of a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain recipients, the achievement of other financial goals established for the Company or particular business units of the Company, including, without limitation, operating profit, revenue and operational objectives.
     As of March 31, 2011, 144 shares with a fair value of $2.34 per share were anticipated to be distributed. During the fiscal year ended March 31, 2011, the Company recorded $337 of compensation expense associated with the Program.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
Stock Options
     Stock option awards to employees generally become exercisable with respect to one quarter or one third of the shares awarded on each one-year anniversary of the date of grant and have a ten- or seven-year life. Fair value of the awards is calculated on the grant date using the Black-Scholes option pricing valuation model. Options issued to non-employees are also measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At March 31, 2011 and 2010, the Company had 1,010 and 1,000 outstanding options that were granted to Hitachi, Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the fiscal years ended March 31, 2011, 2010 and 2009.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table:

	Fiscal Year Ended March 31,
	2011	2010	2009
Expected term (in years)	4.64	4.50	4.90
Volatility	82.6%	86.2%	83.5%
Risk-free interest rate	2.0%	2.1%	2.3%
Dividend yield	—	—	—
Forfeiture rate	10.0%	10.0%	10.0%
     Compensation expense for employee stock option awards was $7,431, $6,096 and $4,142 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. At March 31, 2011, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $7,989 and will be recognized over the remaining weighted average vesting period of 2.2 years. The weighted average fair value of options granted during the fiscal years ended March 31, 2011, 2010 and 2009 was $1.35, $1.41 and $2.37 per share, respectively.
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
		(per share)		(in years)
Balance at March 31, 2008	5,398	$14.04
Granted	5,093	3.69
Forfeited	(218)	10.33
Expired	(1,240)	14.96
Exercised	(4)	3.93

Balance at March 31, 2009	9,029	8.17
Granted	4,746	2.16
Forfeited	(350)	2.54
Expired	(59)	13.28
Exercised	(11)	1.51

Balance at March 31, 2010	13,355	6.16
Granted	2,501	2.11
Forfeited	(2,081)	2.28
Expired	(879)	11.68
Exercised	(171)	1.71

Balance at March 31, 2011	12,725	$5.68	$2,369	4.8

Options exercisable at March 31, 2011	7,027	$7.89	$886	3.9

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     The following table summarizes information concerning outstanding and exercisable options at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 - $1.68	1,001	6.4	$1.66	603	5.5	$1.67
$1.74 - $2.73	6,343	5.7	2.19	2,074	5.2	2.23
$4.47 - $8.89	2,454	5.0	5.98	1,569	4.8	6.07
$11.34 - $15.00	2,927	2.2	14.35	2,781	1.9	14.49

Total	12,725			7,027

Stock Appreciation Rights (SARs)
     The Company has awarded stock appreciation rights to its employees in Japan and China. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. Prior to June 15, 2007, all SARs required cash settlement and were accounted for as liability instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in the Company’s common stock, rather than cash, upon exercise. All other terms and conditions remain unchanged.
     During the year-ended March 31, 2011, the Company granted 22 SARs to its employees in China requiring settlement in cash, which vest in four years with a seven-year contract life. These rights had a Black-Scholes fair value of $1.15 per award based on an exercise price of $1.77, a risk-free rate of 1.46% and a volatility rate of 83.8%. As of March 31, 2011, the Company had 565 SARs outstanding, 507 requiring settlement in the Company’s stock with average remaining lives of 3.3 years and 58 requiring settlement in cash with average remaining lives of 4.6 years.
     Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $46, $72 and $166 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. At March 31, 2011, total compensation cost related to these stock appreciation rights was fully recognized.
     Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period. These awards will continue to be re-measured at each financial statement date until settlement.
     A summary of stock appreciation right activity follows:

	Cash Settlement		Stock Settlement		Total SARs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2008	89	$15.00	546	$15.00	635	$15.00
Forfeited	(50)	15.00	(3)	15.00	(53)	15.00

Balance at March 31, 2009	39	15.00	543	15.00	582	15.00
Forfeited	—	15.00	(18)	15.00	(18)	15.00

Balance at March 31, 2010	39	15.00	525	15.00	564	15.00
Granted	22	1.77	—	—	22	1.77
Expired	(3)	15.00	(9)	15.00	(12)	15.00
Forfeited	—	—	(9)	15.00	(9)	15.00

Balance at March 31, 2011	58	$9.98	507	$15.00	565	$14.48

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
14. Short-Term Debt
     The Company entered into a 2,000,000 yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. Effective October 29, 2010, the borrowing base of the loan was reduced to 1,900,000 yen. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000 yen each month until the outstanding balance is 1,500,000 yen and the annual interest rate charged would be equal to Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent.
     As of March 31, 2011 and 2010, the outstanding balance was $18,044 or 1,500,000 yen and $21,397 or 2,000,000 yen, respectively. Interest was historically paid monthly at TIBOR plus a premium that ranged from 1.26% to 1.73%, 1.26% to 1.57% and 1.42% to 1.81% during the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Total interest expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $955, $980 and $965, respectively, and consisted of interest expense on short-term debt and capitalized leases.
15. Concentrations of Risk
     At March 31, 2011 and 2010, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the fiscal year ended March 31, 2011, sales to three customers in aggregate, Alcatel-Lucent, Cisco Systems, Inc. (“Cisco”) and Huawei Technologies Co. Ltd. (“Huawei”) represented 44.7% of total revenues. For the fiscal year ended March 31, 2010, sales to two customers in aggregate, Cisco and Nokia Siemens Networks (“NSN”) represented 44.8% of total revenues. For the fiscal year ended March 31, 2009, sales to two customers in aggregate, Cisco and Alcatel-Lucent, represented 48.2% of total revenues. No other customer accounted for more than 10% of total revenues in any of these periods. At March 31, 2011, Hitachi and Huawei accounted for 27.2%, and at March 31, 2010 Alcatel-Lucent and NSN accounted for 26.0%, of accounts receivable, respectively.
16. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $3,606, $3,594 and $2,914 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2011:

	Capital	Operating
	Leases	Leases
Fiscal year ending March 31:
2012	$12,084	$2,563
2013	8,118	416
2014	2,948	291
2015	2,869	—
2016	1,434	—

Total minimum lease payments	27,453	$3,270

Less amount representing interest	(1,386)

Present value of capitalized payments	26,067
Less current portion	(13,513)

Long-term portion	$12,554

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     As of March 31, 2011, the Company had outstanding purchase commitments of $71,645 primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Beginning balance	$7,583	$11,922	$1,655
Acquisition of StrataLight	—	—	11,253
Warranty provision on products sold	1,534	1,604	3,482
Warranty claims processed including expirations and changes to prior estimates	(5,497)	(6,060)	(4,613)
Foreign currency translation and other	218	117	145

Ending balance	$3,838	$7,583	$11,922

     On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by us infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. The Company intends to defend itself vigorously in this litigation and is unable to estimate the potential loss that could result.
     On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100 million yen.
17. Related-Party Transactions
     Opnext was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly-owned subsidiary of Hitachi, Ltd. (“Hitachi”), a corporation organized under the laws of Japan. Opnext Japan, Inc. (“Opnext Japan”) was established on September 28, 2000 and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to Opnext Japan. On July 31, 2001, Hitachi contributed 100% of the shares of Opnext Japan to Opnext in exchange for 100% of Opnext’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC together purchased a 30% interest in Opnext’s capital stock.

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     Opto Device, Ltd. (“Opto Device”) was established on February 8, 2002 and on October 1, 2002, Opto Device acquired the opto device business (the “Opto Device Predecessor Business”) from Hitachi. Also on October 1, 2002, Opnext acquired 100% of the shares of Opto Device from Hitachi. Effective March 1, 2003, Opto Device was merged into Opnext Japan.
     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $9,016, $14,659 and $19,470 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Purchases from Hitachi and its subsidiaries were $26,244, $19,755 and $40,165 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Services and certain facility leases provided by Hitachi and its subsidiaries were $3,084, $2,304 and $2,822 for the fiscal years ended March 31, 2011, 2010 and, 2009, respectively. At March 31, 2011 and 2010, the Company had accounts receivable from Hitachi and its subsidiaries of $8,557 and $4,509, respectively. In addition, at March 31, 2011 and 2010, the Company had accounts payable to Hitachi and its subsidiaries of $6,191 and $4,707, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 16.
Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to Opnext Japan and the contribution of the stock of Opnext Japan to the Company, the following related-party agreements were entered into:
Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $1,406, $1,447 and $2,598 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
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
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
agreement was amended on October 1, 2002 to include Opto Devices under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to the Opto Devices Predecessor Business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $3,410, $4,062 and $5,799 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
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
Outsourcing Agreement
     Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Specific charges for such services amounted to $2,113, $1,860 and $1,882 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven and five seconded employees at March 31, 2011 and 2010, respectively.
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $814, $751 and $689 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Opto Devices Related Party Agreements
     In connection with the transfer of the Opto Devices Predecessor Business from Hitachi to Opto Devices and the acquisition of Opto Devices by the Company, the following related party agreements were entered into:
     Intellectual Property License Agreement
     Opto Devices and Hitachi are parties to an intellectual property license agreement, pursuant to which Hitachi licenses certain intellectual property rights to Opto Devices on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis and Opto Devices licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opto Devices, to the extent that Hitachi has the right to make available such rights to Opto Devices, in accordance with the terms and conditions of the Intellectual Property License Agreement.
Secondment Agreements
     Opto Devices, Hitachi and one of Hitachi’s wholly-owned subsidiaries entered into one-year secondment agreement effective October 1, 2002 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with individuals with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after September 30, 2006. The seconded employees are covered by the pension plans of Hitachi and its subsidiary. There were no seconded employees at March 31, 2011 and one seconded employee at March 31, 2010.
Lease Agreement
     Opto Devices leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2016. The lease payments for these properties were $78, $70 and $65 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
18. Operating Segments and Geographic Information
Operating Segments

Opnext, Inc.
Notes to Consolidated Financial Statements — (Continued)
(in thousands, except per share amounts)
     As of March 31, 2011, the Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications. The Company reassesses its conclusion that it has one reportable operating segment at least annually.
Geographic Information

	Fiscal Year Ended March 31,
	2011	2010	2009
Sales:
Americas	$143,026	$144,799	$158,530
Asia Pacific, excluding Japan	85,697	46,746	31,010
Europe	75,072	97,572	86,019
Japan	53,846	30,015	42,996

Total	$357,641	$319,132	$318,555

     Sales attributed to geographic areas are based on the bill-to location of the customer.

	March 31,
	2011	2010
Assets:
North America	$208,356	$230,851
Japan	144,696	121,122
Europe	21,305	18,325

Total	$374,357	$370,298

     The geographic designation of assets represents the country in which title is held.
19. Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Fiscal Year Ended March 31,
	2011	2010	2009
Beginning balance	$900	$1,022	$335
Charge (reduction) to expense	283	(66)	718
Deduction and write-offs	(223)	(61)	—
Foreign currency translation and other	17	5	(31)

Ending balance	$977	$900	$1,022

Tax Valuation Allowance

	Fiscal Year Ended March 31,
	2011	2010	2009
Beginning balance	$236,427	$238,264	$228,461
Changes in valuation allowance	(30,191)	(11,556)	8,442
Foreign currency translation	17,991	9,719	1,361

Ending balance	$224,227	$236,427	$238,264

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
Management’s Annual Report on Internal Controls Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Because of their inherent limitations, internal controls over financial reporting may fail to adequately prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
Opnext, Inc.
     We have audited Opnext, Inc.’s (the Company) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opnext, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Opnext, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opnext, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011 of Opnext, Inc. and our report dated June 14, 2011, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
June 14, 2011

Changes in internal control over financial reporting
     There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B Other.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information relating to directors,officers and corporate governance of Opnext is incorporated by reference to our proxy statement for our annual stockholders meeting.
Item 11. Executive Compensation.
     Information regarding executive compensation is incorporated by reference to our proxy statement for our annual stockholders meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
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
     (a)(3) Exhibits.

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

Exhibit
No.	Description of Document
10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(3)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(4)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(5)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(6)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(6)

10.28	Lease Agreement, made as of March 14, 2006, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(5)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

21	List of Subsidiaries.(6)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney (set fourth on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.

(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.
By:	/s/ Harry L. Bosco
Harry L. Bosco, President and Chief Executive Officer

By:	/s/ Robert J. Nobile
Robert J. Nobile, Chief Financial Officer and
Senior Vice President, Finance

Dated: June 14, 2011

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

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Charles J. Abbe Charles J. Abbe	Director

/s/ Kendall Cowan Kendall Cowan	Director

/s/ Dr. Isamu Kuru Dr. Isamu Kuru	Director

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Philip F. Otto Philip F. Otto	Director

/s/ William L. Smith William L. Smith	Director

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

Exhibit
No.	Description of Document
10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(3)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(4)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(5)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(6)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(6)

10.28	Lease Agreement, made as of March 14, 2006, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(5)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

21	List of Subsidiaries.(6)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney (set fourth on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.

(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.