Form 10-K/A
period 2011-03-31
OPNEXT INC
filed 2011-07-29
CIK 1157780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 001-33306

Opnext, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

46429 Landing Parkway, Fremont, California	94538
(Address of principal executive office)	(Zip Code)

(510) 580-8828

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

As of July 26, 2011, 90,296,136 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Opnext, Inc. (“Opnext,” “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended March 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2011 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Items 10 through 14 of Part III, and Item 15 of Part IV, of the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. Accordingly, there are no modifications or updates to our previously reported disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced above.

The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our 2011 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, March 31, 2011, and we are therefore filing this Form 10-K/A so that such information is included in the Form 10-K, as amended, within the prescribed time period.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The following sets forth information as to persons who currently serve as our directors and executive officers:

Name	Age	Position
Charles J. Abbe	70	Director
Harry L. Bosco	66	President, Chief Executive Officer and Chairman of the Board
Michael C. Chan	57	President, Opnext Subsystems, Inc. and Executive Vice President, Business Development and Marketing
Kendall W. Cowan	57	Director
Atsushi (James) Horiuchi	51	Senior Vice President, Global Sales
Tadayuki Kanno	58	President, Modules and Devices Business Unit and Executive Vice President, Opnext Japan, Inc.
Isamu Kuru	71	Director
David Lee	61	Co-Chairman of the Board
Robert J. Nobile	51	Senior Vice President, Finance and Chief Financial Officer
Kei Oki	63	Executive Vice President, Opnext, Inc. and President, Opnext Japan, Inc.
Justin J. O’Neill	52	Senior Vice President, General Counsel and Secretary
Ryuichi Otsuki	53	Director
John F. Otto, Jr.	62	Director
Philip F. Otto	70	Director
William F. Smith	54	Director
Richard Zoccolillo	49	President, Pluggables Business Unit

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

Harry L. Bosco. Mr. Bosco has served as our president and chief executive officer since December 9, 2010, as a member of the Company’s Board since November 2000 and as Chairman of the Board since April 2009. Mr. Bosco previously served as our president and chief executive officer from November 2000 until March 2009. Mr. Bosco served in various management, engineering and executive positions at Lucent Technologies, AT&T and Bell Laboratories from 1965 until October 2000, including as Optical Networking Group President. Mr. Bosco holds an Associate of Science and Bachelor of Science in Electrical Engineering from Pennsylvania State University/Monmouth University and a Master’s degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Bosco has served as a director of Arris, Inc. since 2002.

The Board concluded that Mr. Bosco’s service as our president and chief executive officer, his resulting extensive knowledge of our business, operations, products and industry and unique relationship with both the Board and our management, as well as his more than three decades of service in various management, engineering and executive positions at large, international telecommunications companies, is valuable to the Board and enables Mr. Bosco to make a significant contribution in his role as Chairman of the Board, especially with respect to the operational and strategic issues we encounter.

Michael C. Chan. Mr. Chan has served as President of Opnext Subsystems, Inc., our wholly-owned subsidiary, since April 2009, and as our Executive Vice President, Business Development and Marketing since February 1, 2011. Prior to that, Mr. Chan served as our Executive Vice President of Business Development and Product Portfolio Management from January 2001 until March 2009. Mr. Chan spent more than 18 years with Lucent Technologies, AT&T and Bell Laboratories. Mr. Chan’s most recent position at Lucent Technologies was as Chief Strategy Officer for the Optical Networking Group and prior to that he served as Chairman and President of Lucent Technologies (China) Co., Ltd. Mr. Chan holds a Bachelor of Arts in Physics from Brandeis University and a Master of Science in Operations Research from Columbia University, and is a graduate of the Wharton Advanced Management Program, University of Pennsylvania.

Kendall W. Cowan. Mr. Cowan joined the Board in March 2007 and currently serves as Chairman of the Audit Committee. Mr. Cowan has served as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, since January 2000, and Chairman and Chief Executive Officer of Cowan Holdings, Inc. since October 2006. Mr. Cowan is also a shareholder and board member of several privately owned businesses. In addition, Mr. Cowan serves as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, and as a board member of Lea County Bancshares, Inc. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993 he was a partner at Coopers & Lybrand. He received his Bachelors in Business Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

The Board concluded that Mr. Cowan’s extensive experience in accounting, investing and consulting, and his experience serving on the audit committee of another company and the boards of directors of other companies, are valuable assets to the Board and allow him to contribute significantly, particularly in Mr. Cowan’s role as Chairman of our Audit Committee and as an Audit Committee financial expert.

Atsushi (James) Horiuchi. Mr. Horiuchi has served as Senior Vice President of Global Sales since February 2008. Prior to that, Mr. Horiuchi served as our Vice President of North America Sales from April 2003 until February 2008 and as our Director of North America Sales from 2001 until 2003. Mr. Horiuchi has more than 24 years of experience in sales, research and development, manufacturing, and senior management in both Japan and the United States, including more than ten years of experience in the fiber optics industry. Prior to joining the Company, Mr. Horiuchi was Product Marketing Manager — Fiberoptics Department at Infineon Technologies from 1999 until 2001 and Product Marketing Manager — Optics at Hitachi Semiconductor America from 1998 until 1999. Mr. Horiuchi holds an M.B.A. from Santa Clara University.

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

Isamu Kuru. Dr. Kuru joined the Board in March 2007. Dr. Kuru held a number of positions in both the United States and Japan from 1962 until his retirement in 2005. Dr. Kuru was the President and Representative Director of NEXNET, Inc., Japan, a wireless network operator, from 2002 until 2005. From 1990 until 2001, Dr. Kuru served in a number of positions at Motorola, Inc., specifically as Senior Vice President, Motorola, Inc., and President and Representative Director, Motorola Japan. He also had a distinguished career spanning 28 years with Toshiba Corporation in both Japan and the United States, where he served in a number of positions, including general manager of new business strategy, general manager of the semiconductor engineering center, and group executive of the technology semiconductor group. Dr. Kuru holds an undergraduate degree in Electrical Engineering and a PhD in Electrical Engineering from Kyoto University. He has also been engaged in research at Stanford University, Sheffield University and completed the Advanced Management Program at Harvard University.

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

Ryuichi Otsuki. Mr. Otsuki joined the Board in December 2005. He is currently the Officer, Information & Telecommunication Systems Company, Chief Operating Officer of System Solutions Business, Hitachi, Ltd. and, the Executive General Manager, Global Business Planning & Operations Division, Information & Telecommunication Systems Company of Hitachi, Ltd. He has held various positions at Hitachi, Ltd. from 1981 until the present, including Vice President, Business Planning and Coordination at Hitachi Data Systems and Hitachi PC Corporation as well as many functions within the Global Business Planning and Operation Division. Mr. Otsuki graduated from Nagoya University School of Law.

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

Philip F. Otto. Mr. Otto joined the Board in January 2009. Mr. Otto served as Chief Executive Officer and a director at Schilling Robotics, Inc., a privately held manufacturer of subsea control systems, remotely operated vehicles and other high technology equipment for offshore oil and gas exploration and production from February 2008 through June 2009. In 2006 and 2007, Mr. Otto was President, Chief Executive Officer and a director of Optical Communication Products, Inc., a fiber optic component supplier, until its acquisition by Oplink Communications Inc. in 2007. From 2003 to 2006 and earlier from 1998 to 1999, Mr. Otto was a corporate strategic and financial advisor providing financial, strategic and business development services to technology and growth-oriented companies and investors. From 2000 to 2003, Mr. Otto was the chairman and chief executive at MedioStream, Inc., a multi-media software company. Prior to that, Mr. Otto served as Chief Financial Officer of California Microwave from 1975 to 1981 and later as Chairman and Chief Executive Officer from 1992 to 1997. From 1989 to 1991, Mr. Otto served as the Chief Financial Officer of General Cellular Corporation, until its acquisition by Western Wireless Corp., and from 1986 to 1988, he was the founder and Chief Executive Officer of Technology Investment Associates and Netline Communications Corp. Mr. Otto holds a B.S. in engineering from Yale University and an MBA from Harvard Business School. Mr. Otto is not related to John F. Otto, Jr.

The Board concluded that Mr. Otto’s significant experience as an executive in, and his resulting knowledge of, the optical and technology industries, as well as his experience as a strategic and financial advisor to technology companies, enable him to contribute significantly and bring a valuable perspective to the Board, particularly with respect to our strategic decisions.

William F. Smith. Mr. Smith joined the Board in April 2009. Mr. Smith has been at AT&T since February 1979, and since January 2010 has served as President, AT&T Network Operations, where he is responsible for all network-related operations across AT&T’s global service footprint, including AT&T’s global network operations center, mobility and wireline central offices, undersea cable infrastructure, construction and engineering with wireless field operations, core installation and maintenance, and U-verse field operations. From March 2008 to January 2010, Mr. Smith was President, Local Network Operations at AT&T, where he was responsible for all local network-related operations across AT&T’s domestic footprint, from October 2007 to March 2008, Mr. Smith was AT&T’s Executive Vice President — Shared Services in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration and from January 2007 to October 2007 he served as AT&T’s Senior Vice President of Network Operations in the Southeast. Before AT&T’s acquisition of BellSouth Corporation (“BellSouth”) in December 2006, Mr. Smith served as Chief Technology Officer for BellSouth from 2001 until December 2006, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and is on the board of advisors of its graduate school. He is the former chairman of the board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards.

The Board concluded that Mr. Smith’s extensive experience in executive positions with AT&T, and his resulting knowledge of the telecommunications industry and related operational and strategic issues, enable him to contribute significantly to the Board in light of our business, products and customers, especially with respect to strategic and operational issues we encounter.

Richard Zoccolillo. Mr. Zoccolillo has served as President of our pluggables business unit since March 2005, with responsibility for coordinating product development, manufacturing, management and sales activities. From February 2002 until March 2005, Mr. Zoccolillo served as General Manager of our optical subsystems business. Prior to joining Opnext, Mr. Zoccolillo spent more than 15 years with Lucent Technologies (“Lucent”) and AT&T Bell Laboratories. From January 1996 until February 2002, Mr. Zoccolillo served as the general manager of Lucent’s metro wavelength division multiplexing (WDM) business, where he spearheaded Lucent’s drive into the metro WDM market. Prior to such position, Mr. Zoccolillo served as Lucent’s director of product management for the Lucent SONET systems in the United States, spent two years in Germany focusing on synchronous digital hierarchy systems, and held a variety of positions in Lucent’s consumer product organization. From August 1986 until January 1996, Mr. Zoccolillo held various positions at AT&T Bell Laboratories, including within the asynchronous transfer mode (ATM) network planning committee, the international ATM standards committee, and cellular system product development. Mr. Zoccolillo holds both a Bachelor degree and a Master of Science degree in Computer Science from Polytechnic University of New York and serves on the advisory council for Monmouth University’s School of Science and Technology.

Audit Committee

The Audit Committee is a standing committee of the Board. Since April 1, 2009, the Audit Committee has consisted of Mr. Kendall W. Cowan, Mr. John F. Otto, Jr. and Mr. Charles J. Abbe, with Mr. Cowan serving as Chairman of the Audit Committee. All members of the Audit Committee meet the membership requirements of The Nasdaq Stock Market LLC (“NASDAQ”), including the requirements regarding financial literacy and financial sophistication, and the Board has determined that each member is independent under the listing standards of NASDAQ and the rules of the Securities and Exchange Commission (the “SEC”) regarding audit committee membership. The Board has further determined that Mr. Cowan is an “audit committee financial expert” as defined by the SEC.

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

Board of Directors’ Role in Risk Oversight

The Board oversees our risk management processes to determine whether those processes are functioning as intended and are consistent with our business and strategy. The Board conducts this oversight primarily through the Audit Committee, and the Compensation Committee with respect to pay risk matters, although some aspects of risk oversight are performed by the full Board.

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

The Compensation Committee oversees risk management as it relates to our compensation plans, policies and practices. The Compensation Committee monitors the design and administration of the Company’s overall incentive compensation programs to ensure that they include appropriate safeguards to avoid encouraging unnecessary or excessive risk taking. Please see “Consideration of Compensation Risk” below for further discussion of the Compensation Committee’s consideration of risk with respect to the Company’s compensation program.

Finally, the Board discusses risks related to the Company’s business strategy at the annual strategic planning meeting and at other meetings as appropriate. Board oversight of risk is enhanced by the fact that the Chairman of the Board attends virtually all Board committee meetings as well as by the fact that reports are provided to the full Board following each meeting of a Board committee.

The Board does not believe that its oversight of the Company’s risk management processes affects the Board’s leadership structure.

Consideration of Compensation Risk

The Company believes that its compensation policies and practices appropriately balance risk in connection with the achievement of annual and long-term goals and that they do not encourage unnecessary or excessive risk taking. As part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In 2011, the Compensation Committee and management conducted a review of the design and operation of all of the Company’s compensation policies and practices. The review included an assessment of the level of risk associated with the various elements of compensation. Based on this review and assessment, the Company believes that its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Board Diversity; Selection and Evaluation of Director Candidates

The Board believes that it is important for the Board to be comprised of individuals with diverse backgrounds, skills and experiences to best allow the Board to fulfill its responsibilities. In recommending proposed nominees to the full Board, the Nominating/Corporate Governance Committee uses it judgment to build and maintain a board that has an appropriate mix of talent and experience to achieve the Company’s business objectives. While the Nominating/Corporate Governance Committee does not have a formal diversity policy and identifies qualified potential candidates without regard to any candidate’s race, color, disability, gender, age, national origin, religion or creed, the Nominating/Corporate Governance Committee is focused on achieving diversity of thought, background (including geographical background), perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics within the Board. The Nominating/Corporate Governance Committee takes into account various factors when evaluating the suitability of new director nominees, including understanding of our business environment and the industry in which we compete, integrity, professional experience complementary to the Company’s business and strategic direction, relevant subject matter expertise as well as ability to add varied perspectives, experiences and expertise to the Board’s existing strengths.

Board Leadership Structure

The Board believes it is generally best served by having separate individuals serve as Chairman of the Board and as chief executive officer. The Board believes that having a separate chairman provides a more effective channel for the Board to express its views on management, and allows the chief executive officer to focus more on the operation of the Company while helping to keep a measure of independence between the Board’s oversight function and the Company’s operating decisions. The Board believes that this structure provides an appropriate balance of operational focus and oversight. Notwithstanding the foregoing, our Chairman of the Board, Harry Bosco, is currently serving as our president and chief executive officer on a temporary basis until a permanent president and chief executive officer is appointed. Given the depth of Mr. Bosco’s experience with our company and our industry and his unique relationship with both the Board and management, the Board determined that the Company and its stockholders would be best served by appointing Mr. Bosco as interim chief executive officer and president during this transition period. Once more permanent leadership is identified, the Board expects that the positions of chief executive officer and Chairman of the Board will again be separated, with the appointment of a new chief executive officer and with Mr. Bosco continuing to serve as our Chairman of the Board.

Given the expected temporary nature of Mr. Bosco’s service as our chief executive officer and president, the Board has not appointed a lead independent director at this time. Our independent directors meet at regularly scheduled executive sessions without members of management. The Board, under the guidance of the Nominating/Corporate Governance Committee, reviews its performance each year as a part of its annual self evaluation process, and in that context considers, among other things, issues of composition and organization.

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

Code of Ethics

The Board and management of the Company believe that good corporate governance is an important component in enhancing investor confidence in the Company and increasing stockholder value. Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or any persons performing the equivalent functions, which can be accessed at our Company’s website at http://www.opnext.com under the heading “Investor Relations, Corporate Governance.” The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our Company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, the Company has an anonymous hotline to encourage employees to report questionable activities to our Internal Audit and Legal Departments and Audit Committee. Amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics that apply to the Company’s directors or executive officers and members of senior financial management may be made only by the Board or a Board committee and will be promptly posted on the Company’s website. In addition to the Code of Business Conduct and Ethics, we have also instituted an insider trading policy, which prohibits all employees and certain family members from purchasing or selling any type of security, whether we or any other company is the issuer of that security, while aware of material, non-public information relating to the issuer of the security or from providing material, non-public information to any person who may trade while aware of the information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions with respect to our securities, such as puts, calls, options, forward contracts, collars, swaps or exchange agreements. We also have procedures that require trades by all employees and directors to be pre-cleared by appropriate Opnext personnel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of all equity and derivative securities with the SEC and with NASDAQ. SEC regulations also require that a copy of all Section 16(a) forms filed with the SEC be furnished to the Company by Reporting Persons. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during and with respect to the fiscal year ended March 31, 2011, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information regarding the executive compensation program for our Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer and the three executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were the most highly compensated executives of the Company during the fiscal year ended March 31, 2011 (the “Named Executive Officers” or “NEOs”). During the fiscal year ended March 31, 2011, these individuals were:

•	Harry L. Bosco, President and Chief Executive Officer;

•	Gilles Bouchard, Former President and Chief Executive Officer;

•	Michael C. Chan, Executive Vice President, Business Development and Marketing, and President, Opnext Subsystems, Inc.;

•	Tadayuki Kanno, President, Modules and Devices Business Unit, and Executive Vice President, Opnext Japan, Inc.;

•	Robert J. Nobile, Senior Vice President, Finance and Chief Financial Officer; and

•	Justin J. O’Neill, Senior Vice President, General Counsel and Secretary.

The details of the compensation paid to and earned by our NEOs can be found in the compensation tables and associated narrative disclosure beginning on page 20 of this amendment. As more fully discussed under the heading “Former Chief Executive Officer – Mr. Gilles Bouchard” below, Mr. Bouchard resigned from his offices as our President and Chief Executive Officer effective December 9, 2010.

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during the fiscal year ended March 31, 2011. It also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our NEOs for the fiscal year ended March 31, 2011.

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

Role of the Compensation Committee

The Compensation Committee is responsible for designing and evaluating our compensation plans for the board of directors and executive officers, including the Chief Executive Officer, awarding incentive compensation to executive officers and administering other compensation programs as authorized by the Board. The Compensation Committee is also tasked with producing the annual report on executive officer compensation for inclusion in our proxy materials in accordance with applicable SEC rules. The Compensation Committee solely determines the salary and overall compensation of our Chief Executive Officer and may approve, or recommend to the Board for approval, the compensation for all other Named Executive Officers and the directors of the Company. When establishing the compensation of the other Named Executive Officers, the Compensation Committee takes into consideration the recommendations of the Chief Executive Officer. More specifically, with respect to our Named Executive Officers, the Compensation Committee reviews and approves their:

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

Use of External Advisors

Pursuant to the Charter of the Compensation Committee, the Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to assist in the evaluation of the compensation of the Chief Executive Officer, the other executive officers, the Board and our compensation framework generally. During the fiscal year ended March 31, 2011, Radford, an Aon Hewitt Consulting company, was engaged on a limited basis to provide advice to the Compensation Committee relating to our equity grant policies and practices.

Compensation Levels

In order to assess competitive compensation levels and practices, in April 2008 the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant to provide information, recommendations, and other advice relating to executive compensation. In April 2008, Pearl Meyer, serving at the discretion of the Compensation Committee, conducted a comprehensive review of our executive compensation (the “Pearl Meyer Study”). Although compensation was not formally benchmarked, the Compensation Committee has used the Pearl Meyer Study in assessing what compensation practices were competitive in the market for companies of our size, maturity and industry (including for the fiscal year ended March 31, 2011). Competitive compensation levels were considered utilizing a combination of data reported for a peer group of industry competitors and compensation survey data, as described below.

Peer group data comparisons were developed relative to a group of publicly traded companies (the “Peer Group”). Peer Group companies similar to us in terms of industry and size were identified by Pearl Meyer, and reviewed and approved by Opnext management and the Chairman of the Compensation Committee. Peer Group primary and secondary selection criteria included (i) industry subgroups, such as analog chips, computer networking equipment, electronic components, optical switching & transmission components, semiconductors, and telecommunications, and (ii) level of revenues, with annual revenues of $200 million to $650 million being necessary for inclusion. Secondary consideration was given to other technology companies that received more than ten percent of their revenue from Alcatel-Lucent or Cisco Systems, our two largest customers at the time of the Pearl Meyer Study, and that had annual revenues between $125 million and $850 million. The following sixteen companies were included in our Peer Group:

Avanex Corp. (now Oclaro, Inc.)	Harmonic Inc.	Optium Corp. (now Finisar)
Bookham Inc. (now Oclaro, Inc.)	Infinera Corp.	PMC — Sierra Inc.
Coherent Inc.	Intevac Inc.	Silicon Laboratories Inc.
Cymer Inc.	Ixia	Smart Modular Technologies, Inc.
Electro Scientific Industries Inc.	Mercury Computer Systems, Inc.
Finisar Corp.	MRV Communications Inc.

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

In May 2010, we engaged Radford to conduct a competitive review and analysis of, and to present recommendations with respect to, our equity grants and related policies and practices for our entire employee population (the “Radford Report”). In conducting its report, Radford updated the Peer Group to reflect that Avanex and Bookham had merged to form Oclaro, which was added to the Peer Group, and Optium was acquired by Finisar and, thus, was removed from the Peer Group. As a basis for its assessment, Radford used a combination this adjusted Peer Group and the 2009 Radford High Technology Stock-by-Level Report, which included high technology companies (excluding software, internet and eCommerce companies) in Northern California with less than $1 billion in annual revenues, reflecting the broader market where we compete for talent to ensure our programs were meeting our goals of attracting and retaining talent.

While the Compensation Committee has considered Peer Group and compensation survey data provided by the Pearl Meyer Study and the Radford Report in establishing compensation, including for the fiscal year ended March 31, 2011, the Compensation Committee has not formally benchmarked total compensation or individual compensation elements against the Peer Group or compensation survey data, and the Compensation Committee does not aim to set total compensation, or any compensation element, at a specified level as compared to the companies in the Peer Group or compensation survey data.

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

Early in the fiscal year ended March 31, 2009, Pearl Meyer reviewed the base salaries for all executive officers and compared our current salary structure and salaries to those of the market. Pearl Meyer concluded that the salaries of our executive officers approximated the 50th percentile of the market for all executive officers in the aggregate, but nonetheless recommended adjustments with respect to certain individuals with salaries below the 50th percentile of the market. The Compensation Committee subsequently determined that is was not in the best interests of the Company and its stockholders to adjust the base salaries of any of our executive officers at that time due to the difficult economic conditions existing since the time of the Pearl Meyer Study.

Effective June 1, 2011, after reviewing the relevant Company performance and considering general market and economic conditions, as well as the fact that the base salaries of the Named Executive Officers had not been increased since 2007 the Compensation Committee determined to increase the base salaries of our Named Executive Officers (other than Mr. Bosco) as follows: Mr. Chan from $360,000 to $367,200; Mr. Kanno from $295,300 to $298,300; Mr. Nobile from $265,000 to $275,000; and Mr. O’Neill from $300,000 to $306,000.

Annual Incentive Compensation

Our executive officers, including our Named Executive Officers (except for Mr. Bosco, unless otherwise determined by the Board in its sole discretion), are eligible to receive an annual performance-based incentive bonus upon the achievement of certain Company and individual objectives. We believe that performance-based incentive bonuses play an important role in providing incentives to our executive officers to achieve short-term performance goals. Performance-based incentive bonuses are intended to advance our interests and those of our stockholders by incentivizing our executive officers to achieve our performance objectives and assisting us in attracting and retaining executive officers who, given the extent of their responsibilities, can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional service. The Compensation Committee annually approves the performance criteria and goals that will be used to determine our Named Executive Officers’ incentive compensation for each fiscal year.

Pearl Meyer had recommended that our annual incentive compensation be structured by dividing each Named Executive Officer’s bonus opportunity into two components: (i) one component dependent upon the achievement of predetermined financial metrics for the Company and, to the extent applicable, for the Named Executive Officer’s business unit and (ii) the other component dependent upon the achievement of certain predetermined individual performance objectives. Pearl Meyer recommended that the component of the bonus opportunity dependent upon the Company and/or business unit financial performance be weighted more heavily for executive officers, representing between 70 to 80 percent of the bonus opportunity.

In May 2010, our Compensation Committee approved a bonus program with respect to performance during the fiscal year ended March 31, 2011 (the “2011 Bonus Program”). The 2011 Bonus Program provided for the potential payment of fully vested shares of our common stock based upon the achievement of pre-established Company and individual performance objectives established by the Compensation Committee. Based in part upon Pearl Meyer’s recommendation, our Compensation Committee determined that for the fiscal year ended March 31, 2011, the component of the annual bonus dependent upon Company and/or business unit financial performance should be weighted at a range of 60 to 75 percent of the bonus opportunity for our executive officers, including the Named Executive Officers (other than Mr. Bosco), with the component of the annual bonus opportunity dependent upon individual performance, as evaluated in the sole discretion of the Compensation Committee, weighted at a range of 25 to 40 percent of the bonus opportunity, depending on the executive officer. In addition, the Compensation Committee decided that annual incentive compensation for the fiscal year ended March 31, 2011 would be payable in the form of shares of our common stock in light of the Company’s desire to conserve cash. The 2011 Bonus Program was in lieu of an annual cash bonus opportunity for the fiscal year ending March 31, 2011. The Compensation Committee granted 2011 award opportunities that were lower in value on the date of approval of the 2011 Bonus Program than the target bonus set forth in the relevant Named Executive Officer’s employment agreement (other than with respect to Mr. Kanno, who does not have an employment agreement) in light of our disappointing financial performance in recent years and the potential for future appreciation of our stock price (and consequent potential increase in the value of the award over the course of the year). The Named Executive Officer target bonus opportunities for the fiscal year ended March 31, 2011 were as follows: 140,000 shares for Mr. Bouchard; 72,000 shares for Mr. Chan; 53,000 shares for Mr. Kanno; and 60,000 shares for each of Messrs. Nobile and O’Neill.

Under the 2011 Bonus Program, incentive compensation payable to our Named Executive Officers (other than Mr. Bosco) was performance driven and, therefore, contingent. The Pearl Meyer Study, which included a review of the annual incentives of the Peer Group companies, concluded that, while revenue was the most prevalent annual incentive plan performance measure, earnings before interest, taxes, depreciation and amortization (EBITDA), financial goals for specific business units and individual performance were also commonly used. Working with our executive management team, and in particular our Chief Executive Officer, the Compensation Committee determined that EBITDA, a non-GAAP measure utilized by approximately one-quarter of the Peer Group, was the most appropriate measure to assess the overall performance of our business and approved the use of adjusted EBITDA, as determined in accordance with the Company’s financial statements, as the measure of the Company financial performance component applicable to all of our Named Executive Officers under the 2011 Bonus Program. The minimum level of adjusted EBITDA established by the

Compensation Committee was $8.5 million during the fiscal year ended March 31, 2011 based on consideration of a number of factors, including the Company’s financial and operating performance, ability to generate cash flow, earnings growth, and general economic conditions and other specific circumstances facing the Company. In addition, the Compensation Committee approved the use of financial performance metrics in the form of contribution margin goals from particular business units of the Company for Messrs. Chan and Kanno based on their positions as heads of business units of the Company. The minimum levels of contribution margin from certain business units established by the Compensation Committee were $5 million from our subsystems business unit’s products with respect to Mr. Chan, and $5.5 million from our modules and devices business units’ products with respect to Mr. Kanno, during the fiscal year ended March 31, 2011, based on consideration of certain factors, including the operating performance of the business units, general economic conditions and other specific circumstances facing the business units. With respect to individual performance objectives, the Compensation Committee established certain functional goals based on the Named Executive Officer’s position within the Company, including, without limitation, goals relating to product delivery, organizational and leadership development, and financial statement objectives.

In May 2011, the Compensation Committee concluded that the Company did not attain the minimum level of $8.5 million of adjusted EBITDA during the fiscal year ended March 31, 2011 (the actual result was negative $11.7 million). In addition, the Company did not attain the minimum levels of contribution margin of $5.0 million from our subsystems business unit’s products, and $5.5 million from our modules and devices business units’ products, with respect to the goals for Messrs. Chan and Kanno, respectively. As a result, no payments were made to any Named Executive Officer pursuant to the Company and/or business unit financial performance component of the 2011 Bonus Program. With respect to the individual performance component of the 2011 Bonus Program, the Compensation Committee determined that Mr. Nobile achieved his individual objective of the Company maintaining a cash balance in excess of $100 million as of March 31, 2011 (the actual result was $100.3 million), and Mr. O’Neill achieved his individual objective of completing an assessment of the legal risks in Japan and establishing a plan of action to address such risks by March 31, 2011. The remaining Named Executive Officers did not attain their individual objectives, and therefore, did not receive payment under the 2011 Bonus Program. Accordingly, on May 16, 2011, the Compensation Committee determined to award an annual bonus to Mr. Nobile in an amount equal to 20,000 fully vested shares of our common stock, and to Mr. O’Neill in an amount equal to 20,000 fully vested shares of our common stock, pursuant to the 2011 Bonus Program and the Incentive Plan.

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

While the Radford Report also noted that the majority of the companies in the Peer Group used full-value shares as a component of long-term incentive compensation programs (with 70 percent of the Peer Group members delivering more than twenty percent of their total equity pool in the form of full-value shares in the fiscal year preceding the report), Radford recommended that we continue to grant exclusively stock options given the Company’s focus on increasing shareholder value during a challenging economic environment. In addition, Radford recommended stock options to ensure the executives were rewarded only for improvements in shareholder value. Accordingly, our long-term incentive compensation program awarded only stock options to the Named Executive Officers (other than the restricted stock units awarded to Mr. Bosco pursuant to his employment agreement), in the fiscal year ended March 31, 2011.

While Pearl Meyer had recommended a long-term incentive structure based on value opportunity for each executive officer, Radford recommended that we adopt a balanced approach for the fiscal year ended March 31, 2011. Given the relatively low price of our stock when compared to the market data, Radford made recommendations based on the number of options required to deliver the midpoint of Pearl Meyer’s recommended market competitive equity value by reference to (i) a normalized stock price consistent with the survey’s 50th percentile stock price, in addition to our then current 30-day average stock price, (ii) a percent of company perspective and (iii) a market number of shares, irrespective of value.

Although the Compensation Committee used the Radford Report in assessing the level of long-term incentive compensation awards to grant in the fiscal year ended March, 31, 2011, the Compensation Committee used Radford’s recommendations and proposals as only one of several factors in making long-term incentive compensation decisions for our executive officers, including the Named Executive Officers. Other factors considered by the Compensation Committee included the level of past awards, the Company’s disappointing financial performance in recent years, the retention of key executives, and individual performance in accordance with stated objectives. Accordingly, our Compensation Committee established the amount of options granted to our Named Executive Officers in the fiscal year ended March 31, 2011 by reference to a fixed number of shares rather than by reference to a value opportunity and, in consideration of the factors discussed above, generally awarded an amount of options to our Named Executive Officers somewhat less than what the survey data suggested would be market competitive equity grants.

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

On February 7, 2011, pursuant to his employment agreement, the Company granted Mr. Bosco a nonqualified stock option to purchase 375,000 shares of our common stock (the “Bosco Option”) at an exercise price of $2.56 per share. Subject to Mr. Bosco’s continued employment with the Company, the Bosco Option is scheduled to vest and become exercisable in twelve equal installments on each monthly anniversary of December 10, 2010, subject to accelerated vesting under certain circumstances as set forth in the applicable stock option agreement entered into with Mr. Bosco. The Bosco Option has a seven-year term.

In addition, on May 21, 2010, the Company granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 120,000 shares to Mr. Chan, 105,000 shares to Mr. Nobile, and 90,000 shares to each of Messrs. Kanno and O’Neill (such options, the “May 2011 Options”), each with an exercise price of $2.04 per share. The May 2011 Options vested and became exercisable with respect to one-quarter of the shares subject thereto on May 21, 2011, and subject to the optionee’s continued employment, will vest and become exercisable with respect to an additional one-quarter of the shares subject thereto on each of the second, third and fourth anniversaries of the date of grant, subject to accelerated vesting under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer. The May 2011 Options have a seven-year term.

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

Stock Appreciation Rights (SARs)

The Company has awarded SARs to its employees in China and Japan, including Mr. Kanno. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. As of March 31, 2011, the Company had 565 SARs outstanding, 507 (including those held by Mr. Kanno) requiring settlement in the Company’s stock and 58 requiring settlement in cash.

Restricted Stock Units (RSUs)

The Compensation Committee may grant RSUs to our executives and other employees pursuant to the terms of the Incentive Plan. Each vested RSU represents the right to receive one share of our common stock. On February 7, 2011, pursuant to his employment agreement, the Company granted Mr. Bosco 75,000 RSUs (the “Bosco RSUs”) under the Incentive Plan, which vested in full on June 10, 2011.

For more information regarding the terms of the RSU award agreement, please see the descriptions under the heading “Executive Compensation-Potential Payments upon Termination or Change of Control - RSU Award Agreement.”

Equity Award Practices

As described under the “Long-Term Incentive Compensation,” equity-based awards are a key component of our overall executive compensation program. We do not backdate grants of awards nor do we coordinate the grant of awards with the release of material information to result in favorable pricing. In May 2010, the Compensation Committee established a grant practice which provides that equity grants will generally be made on the second business day following the Company’s public announcement of its results for each quarter. We established this practice for granting equity awards in order to (1) avoid any appearance of impropriety or manipulation regarding the timing of stock option grants, (2) minimize the number of dates of stock option grants, and (3) ensure that the timing of stock option grants is based on objective criteria and publicly available information. All of our stock options are granted at an exercise price equal to the closing price of our common stock on the date of grant.

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

Employee Healthcare Coverage. We provide to each Named Executive Officer healthcare, dental care, life insurance (other than Mr. Kanno), disability, and accidental death and dismemberment insurance. Coverage is provided to the Named Executive Officers (other than Mr. Kanno) on the same basis as all other U.S. employees, except for certain life insurance and disability benefits as described below.

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

On April 1, 2009, the Company suspended its matching contributions to the 401(k) Plan in order to reduce the Company’s cost structure and operating expenses. Accordingly, the Company made no matching contributions to the 401(k) Plan for the fiscal year ended March 31, 2011. On April 1, 2011, the Company reinstated its matching contributions to the 401(k) Plan on the same terms as matching contributions made prior to April 1, 2009.

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

Internal Revenue Code Section 409A

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our Named Executive Officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Accounting Standards

Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock and restricted stock units under the Incentive Plan are accounted for under ASC 718. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Incentive Plan and equity award programs thereunder. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

SUMMARY COMPENSATION TABLE

The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the fiscal years ended March 31, 2011, March 31, 2010 and March 31, 2009.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total
Harry L. Bosco	2011	134,937	(4)	—		192,000		543,750	—	—	29,612		911,049
CEO & President	2010	—		—		—		—	—	—	—		—
	2009	500,000		—		323,747		242,577	—	—	32,676		1,099,005

Gilles Bouchard	2011	382,859	(5)			329,000	(6)	—	—	—	515,903	(7)	1,227,762
Former CEO &	2010	360,000	(8)	—		—		2,610,000	—	—	24,775		2,994,775
President	2009	400,000		140,000	(9)	—		248,400	—	—	33,264		821,664

Michael C. Chan	2011	360,000		100,000	(10)	169,200	(11)	160,800	—	—	20,602		810,602
President, Opnext	2010	324,000	(8)	100,000	(10)	—		300,000	—	—	374,931		1,098,931
Subsystems, Inc.	2009	360,000		—		—		276,000	—	—	32,058		668,058

Takayuki Kanno	2011	293,383		—		124,550	(13)	120,600	—	—	15,679		554,212
EVP, Opnext Japan(12)	2010	243,722	(8)	—		—		300,000	—	—	14,172		557,894
	2009	250,193		—		—		248,400	—	—	12,980		511,573

Robert J. Nobile	2011	265,000		—		141,000	(14)	140,700	—	—	22,008		568,708
Chief Financial	2010	238,500	(8)	—		—		300,000	—	—	23,678		562,178
Officer	2009	265,000		—		—		248,400	—	—	32,500		545,900

Justin J. O’Neill	2011	300,000		—		141,000	(14)	120,600	—	—	10,957		572,557
General Counsel	2010	270,000	(8)	—		—		150,000	—	—	12,326		432,326
	2009	300,000		—		—		248,400	—	—	21,833		570,233

(1)	Represents base salary before pre-tax contributions and, therefore, includes compensation deferred under our 401(k) Plan (with respect to each of the Named Executive Officers other than Mr. Kanno). See the discussion of contributions to these plans in the Compensation Discussion and Analysis section beginning on page 11.

(2)	Represents the grant date fair value of stock options, RSUs, or other stock-based awards, as the case may be, granted to the Named Executive Officers during the applicable fiscal year calculated in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2011, 2010 and 2009 Annual Reports on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans.”
(3)	Represents contributions to our defined contribution plan in Japan with respect to Mr. Kanno, and medical, dental, disability, life insurance and allowance for supplemental life insurance (other than with respect to Mr. Kanno), and accidental death and dismemberment insurance. In the fiscal years ended March 31, 2011, no Named Executive Officers received 401(k) Plan matching contributions.

For the fiscal year ended March 31, 2011, the amount shown for Mr. Bosco includes a total of $26,250 as cash compensation paid in connection with his service as a non-employee Chairman of the Board during such period. For additional information, see the “Director Compensation” table on page 36.

(4)	Represents the portion of Mr. Bosco’s annual base salary of $500,000 earned in his capacity as Chief Executive Officer and President for the period from December 10, 2010 through March 31, 2011.
(5)	Represents the portion of Mr. Bouchard’s then current annual base salary of $500,000 earned until December 9, 2010, his last date of employment with the Company.
(6)	Represents the grant date fair value of a stock-based award consisting of 140,000 shares of the Company’s common stock granted to Mr. Bouchard pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and was cancelled upon Mr. Bouchard’s resignation from the Company on December 9, 2010.
(7)	Represents severance pursuant to Mr. Bouchard’s separation agreement totaling $500,000, and medical, dental, disability, life insurance and allowance for supplemental life insurance and accidental death and dismemberment insurance totaling $15,903.
(8)	Each of the Named Executive Officers agreed to a ten percent reduction in their base salary during the fiscal year ended March 31, 2010 in order to reduce our cost structure and operating expenses.
(9)	Represents guaranteed bonus paid to Mr. Bouchard on March 31, 2009 pursuant to the terms of his employment agreement.
(10)	Represents the first two of three relocation bonuses to be paid to Mr. Chan in connection with the relocation of his primary residence from New Jersey to the Los Gatos, California area, pursuant to the terms of his amended and restated employment agreement.
(11)	Represents the grant date fair value of a stock-based award consisting of 72,000 shares of the Company’s common stock granted to Mr. Chan pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were not issued to Mr. Chan.
(12)	All amounts shown for Mr. Kanno were paid to him in Japanese yen. Such amounts have been converted to U.S. dollars using the average exchange rate in effect during each respective fiscal year. The average exchange rate in effect for the fiscal year ended March 31, 2011 was 85.69 Japanese yen per U.S. dollar; the average exchange rate in effect for the fiscal year ended March 31, 2010 was 92.86 Japanese yen per U.S. dollar; and the average exchange rate in effect for the fiscal year ended March 31, 2009 was 100.48 Japanese yen per U.S. dollar.
(13)	Represents the grant date fair value of a stock-based award consisting of 53,000 shares of the Company’s common stock granted to Mr. Kanno pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were not issued to Mr. Kanno.
(14)	Represents the grant date fair value of a stock-based award consisting of 60,000 shares of the Company’s common stock granted to each of Messrs. Nobile and O’Neill pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. For each of Messrs. Nobile and O’Neill, 20,000 fully vested shares subject to the award were issued on May 23, 2011, and the portion of the award covering the remaining 40,000 shares did not vest and such shares were not issued to either of Messrs. Nobile or O’Neill.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2011 to the Named Executive Officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Harry L. Bosco	2/7/2011	1/26/2011									375,000	(3)	2.56	543,750
	2/7/2011	1/26/2011							75,000	(4)				192,000

Gilles Bouchard	5/21/2010	5/17/2010				35,000	140,000	140,000						329,000	(5)

Michael C. Chan	5/21/2010	5/17/2010									120,000	(6)	2.04	160,800
	5/21/2010	5/17/2010				36,000	72,000	72,000						169,200	(7)

Takayuki Kanno	5/21/2010	5/17/2010									90,000	(6)	2.04	120,600
	5/21/2010	5/17/2010				21,000	53,000	53,000						124,550	(8)

Robert J. Nobile	5/21/2010	5/17/2010									105,000	(6)	2.04	140,700
	5/21/2010	5/17/2010				20,000	60,000	60,000						141,000	(9)

Justin J. O’Neill	5/21/2010	5/17/2010									90,000	(6)	2.04	120,600
	5/21/2010	5/17/2010				20,000	60,000	60,000						141,000	(9)

(1)	The annual incentive award program for the fiscal year ended March 31, 2011 provided for the issuance of fully vested shares of the Company’s common stock based upon the achievement of pre-established corporate and/or individual performance objectives established by the Committee. Mr. Bosco was not eligible to receive an annual incentive bonus for the fiscal year ended March 31, 2011 pursuant to the terms of his employment agreement. The threshold amount represents the minimum stock-based award, other than zero, that would be issued to the executive in the event that the performance goals were achieved at the minimum payout level. The target and maximum amounts represent the stock-based award that would be paid to the executive if all performance objectives were achieved at the target level.
(2)	Represents the grant date fair value of stock options, RSUs or stock-based awards, as the case may be, granted to the Named Executive Officers during the fiscal year ended March 31, 2011 calculated in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2011 Annual Report on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans.”
(3)	Represents the stock option granted on February 7, 2011 to Mr. Bosco pursuant to his employment agreement. The stock option is scheduled to vest and become exercisable in twelve (12) equal monthly installments commencing on January 10, 2011, subject to accelerated vesting under certain circumstances as set forth in the stock option agreement entered into with Mr. Bosco.
(4)	Represents RSUs granted on February 7, 2011 to Mr. Bosco pursuant to his employment agreement, which vested in full on June 10, 2011.
(5)	Represents the grant date fair value of a stock-based award consisting of 140,000 shares of the Company’s common stock granted to Mr. Bouchard pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were cancelled upon Mr. Bouchard’s resignation from the Company on December 9, 2010.
(6)	Represents stock options granted on May 21, 2010, to Messrs. Chan, Kanno, Nobile and O’Neill, which options vested and became exercisable with respect to one-fourth of the shares subject thereto on May 21, 2011 and will vest and become exercisable with respect to an additional one-fourth of the shares subject thereto on each of May 21, 2012, May 21, 2013, and May 21, 2014, subject to accelerated vesting in each case under certain circumstances as set forth in the applicable stock option agreement entered into with the respective Named Executive Officer.
(7)	Represents the grant date fair value of a stock-based award consisting of 72,000 shares of the Company’s common stock granted to Mr. Chan pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were not issued to Mr. Chan.

(8)	Represents the grant date fair value of a stock-based award consisting of 53,000 shares of the Company’s common stock granted to Mr. Kanno pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were not issued to Mr. Kanno.
(9)	Represents the grant date fair value of a stock-based award consisting of 60,000 shares of the Company’s common stock granted to each of Messrs. Nobile and O’Neill pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. For each of Messrs. Nobile and O’Neill, 20,000 fully vested shares subject to the award were issued on May 23, 2011, and the portion of the award covering the remaining 40,000 shares did not vest and such shares were not issued to either Mr. Nobile or Mr. O’Neill.

Employment Agreements

Mr. Harry L. Bosco

Mr. Harry L. Bosco serves as our Chief Executive Officer and President pursuant to an employment agreement we entered into with Mr. Bosco on January 26, 2011 (the “Bosco Agreement”) in connection with Mr. Bosco’s appointment to and assumption of the roles of Chief Executive Officer and President on December 10, 2010.

The term of Mr. Bosco’s employment under the Bosco Agreement will end on the earlier to occur of January 26, 2012 or the date on which the Board appoints a chief executive officer and president of the Company to succeed Mr. Bosco in such positions. The Bosco Agreement provides that Mr. Bosco’s annual base salary will be $500,000. Unless otherwise determined by the Board in its sole discretion, Mr. Bosco will not be eligible to receive an annual incentive bonus or to participate in the Company’s annual incentive bonus plan.

Pursuant to the Bosco Agreement, on February 7, 2011 the Company granted Mr. Bosco a non-qualified stock option to purchase 375,000 shares of the Company’s common stock under the Incentive Plan with an exercise price equal to $2.56 per share (the Bosco Option). The Bosco Option has a term of seven years. The Bosco Option is scheduled to vest and become exercisable in twelve equal installments on each monthly anniversary of December 10, 2010, subject to Mr. Bosco’s continued employment with the Company. The Bosco Option will become fully vested and exercisable immediately upon the earliest to occur of (i) the date on which Mr. Bosco’s employment is terminated by the Company without “cause,” (ii) the date on which the Board appoints a chief executive officer and president of the Company to succeed Mr. Bosco, (iii) the date on which Mr. Bosco’s employment is terminated by reason of his death or “disability,” or (iv) the date of the occurrence of a “change in control” (each as defined in the Bosco Agreement). In addition, pursuant to the Bosco Agreement, the Company granted Mr. Bosco 75,000 RSUs under the Incentive Plan on February 7, 2011, which vested in full on June 10, 2011.

In the event that Mr. Bosco incurs a separation from service due to a termination of his employment by the Company without “cause,” Mr. Bosco will be entitled to receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary, payable on the sixtieth day after the date of his separation from service, subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause” or resignation by Mr. Bosco for any reason, Mr. Bosco will not be entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination).

During his employment, Mr. Bosco will be eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies, and to accrue paid vacation time at the rate of four weeks per year.

Mr. Bosco also entered into a non-competition and confidentiality agreement with us, which provides that during and after Mr. Bosco’s employment with us, Mr. Bosco may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.

Finally, we entered into an indemnification agreement with Mr. Bosco, which indemnification agreement requires, among other things, that we indemnify Mr. Bosco to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bosco acted in good faith and in a manner he reasonably believed to be in or our best interests.

Mr. Michael C. Chan

On July 29, 2008, we entered into an amended and restated employment agreement with Mr. Chan which provided that Mr. Chan would serve as our Executive Vice President, Business Development; provided, however, that such agreement was further amended in May of 2009 to provide that Mr. Chan would serve as the President of Opnext Subsystems, Inc., our wholly owned subsidiary. Mr. Chan currently occupies the positions of President of Opnext Subsystems, Inc. and Executive Vice President, Business Development and Marketing of the Company. The initial term of Mr. Chan’s employment agreement extended until December 1, 2010, subject to automatic renewal for successive one-year periods unless either party provided notice of such party’s intention not to renew the employment agreement not less than 60 days prior to the expiration of the then-current term. The term of such agreement has been extended to December 1, 2011 pursuant to such automatic renewal. Mr. Chan’s current base salary pursuant to the employment agreement, as adjusted, is $367,000 per year, which may be increased annually at the sole discretion of the Board. Pursuant to his employment agreement, Mr. Chan is entitled to participate in the bonus program for the relevant fiscal year under which Mr. Chan has the potential to earn an annual bonus targeted at 60 percent of his annual base salary. Based upon the recommendations of Pearl Meyer, in August 2008 the Compensation Committee approved an increase in Mr. Chan’s target bonus to 70 percent of his annual base salary. During his employment, Mr. Chan is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies as well as four weeks of paid vacation time each year.

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

The amendment to Mr. Chan’s employment agreement dated May 15, 2009 also provided that in connection with Mr. Chan’s relocation of his primary residence, provided that he remained continuously employed by the Company through the payment date, the Company would pay Mr. Chan a total of $300,000 in relocation bonuses, consisting of (i) a payment of $100,000 no later than May 31, 2009, (ii) a payment of $100,000 on or within 10 days following May 31, 2010, and (iii) a payment of $100,000 on or within 10 days following May 31, 2011, all of which payments have now been made.

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

Mr. Robert J. Nobile

On December 31, 2008, we entered into an amended and restated employment agreement with Robert J. Nobile, which provides that Mr. Nobile will serve as the Senior Vice President, Finance and Chief Financial Officer of the Company, and will report to the Company’s Chief Executive Officer. The initial term of this agreement was for three years, commencing on December 31, 2008 and ending on December 31, 2011, subject to automatic renewals for successive one-year periods unless either party provided notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. On March 10, 2011, we entered into a second amended and restated employment agreement with Mr. Nobile, which extended the term of Mr. Nobile’s employment to a total of four years ending on December 31, 2012, subject to automatic renewals for successive one-year periods unless either party provides notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. Mr. Nobile’s current base salary pursuant to the employment agreement, as adjusted, is $275,000 per year, which may be increased from time to time at the sole discretion of the Board.

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

On May 15, 2009, Mr. Nobile and the Company entered into an amendment to Mr. Nobile’s employment agreement. The amendment provided that, effective for the six-month period commencing on April 1, 2009, Mr. Nobile’s annual base salary would be reduced from $265,000 to $238,500, and that our Board or the Compensation Committee could determine that Mr. Nobile’s base salary would remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. Nobile agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. Mr. Nobile’s annual base salary was reinstated to $265,000 effective April 1, 2010. The amendment also reflected the increase in Mr. Nobile’s target annual bonus from 60% to 70% of his unreduced annual base salary.

During his employment, Mr. Nobile is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and as well as four weeks of paid vacation time each year.

In connection with Mr. Nobile’s employment agreement, Mr. Nobile also entered into a customary confidentiality and invention assignment agreement, which provides, among other things, that during and after Mr. Nobile’s employment with us, Mr. Nobile may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.

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

Mr. Justin J. O’Neill

On December 31, 2008, we entered into an amended and restated employment agreement with Justin J. O’Neill, which provides that Mr. O’Neill will serve as the Senior Vice President and General Counsel of the Company, and will report to the Company’s Chief

Executive Officer. The initial term of Mr. O’Neill’s employment under the agreement was for four years commencing on May 7, 2007 and ending on May 7, 2011, subject to automatic renewals for successive one-year periods unless either party provided notice of such party’s intention not to renew the agreement not less than 60 days prior to the expiration of the then-current term. The term of the agreement has been extended to May 7, 2012 pursuant to such automatic renewal. Mr. O’Neill’s current base salary pursuant to the employment agreement, as adjusted, is $306,000 per year, which may be increased from time to time at the sole discretion of the Board.

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

On May 15, 2009, Mr. O’Neill and the Company entered into an amendment to Mr. O’Neill’s amended and restated employment agreement with the Company. The amendment provided that, effective for the six-month period commencing as of April 1, 2009, Mr. O’Neill’s annual base salary would be reduced from $300,000 to $270,000, and that our Board or the Compensation Committee could determine that Mr. O’Neill’s base salary would remain at this reduced level after the expiration of such six-month period, but in no event beyond March 31, 2010. Pursuant to the amendment, Mr. O’Neill agreed that the reduction will not constitute “good reason” for purposes of his employment agreement or any other agreement. Mr. O’Neill’s annual base salary was reinstated to $300,000 effective April 1, 2010. The amendment also reflected the increase in Mr. O’Neill’s target annual bonus from 60% to 70% of his unreduced annual base salary.

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

Former Chief Executive Officer

Mr. Gilles Bouchard

Pursuant to an amended and restated employment agreement we entered into with him on May 15, 2009 (the “Bouchard Agreement”), Mr. Gilles Bouchard served as our chief executive officer and president until his resignation on December 9, 2010. The Bouchard Agreement provided that Mr. Bouchard’s annual base salary would be $500,000, and could be increased from time to time in the sole discretion of the Compensation Committee. During his employment, Mr. Bouchard was eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies and four weeks of paid vacation time each year.

In the fiscal year ended March 31, 2011, Mr. Bouchard was eligible to participate in the Company’s annual incentive bonus plan applicable to the most senior executives of the Company, under which Mr. Bouchard had the potential to earn an annual bonus targeted at 100% of his unreduced annual base salary, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by our board of directors or the Compensation Committee in accordance with the terms of such bonus plan as in effect from time to time. As a result of his resignation on December 9, 2010, Mr. Bouchard did not receive payment of an annual incentive bonus for the fiscal year ended March 31, 2011.

The Bouchard Agreement also provided for certain severance payments and benefits in the event of a separation from service due to a termination by the Company without “cause” or by Mr. Bouchard for “good reason,” due to his death or disability, or non-renewal of the Bouchard Agreement by the Company.

Effective December 9, 2010, Mr. Bouchard resigned from his positions as Chief Executive Officer and President of the Company, and as a member of the Board. In connection with his resignation, the Company entered into a separation agreement with Mr. Bouchard pursuant to which, subject to his execution and non-revocation of a general release of claims, Mr. Bouchard was entitled to receive the following payments and benefits: (i) a lump-sum cash severance payment equal to 100% of Mr. Bouchard’s annual base salary of $500,000; (ii) continued group health insurance coverage through December 31, 2010; (iii) a lump-sum cash payment equal to $30,000, payable within 10 days after the 18-month anniversary of his termination date, provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer; and (iv) accelerated vesting of the installment of shares of Company common stock subject to Mr. Bouchard’s outstanding stock options that were scheduled to vest on the next scheduled vesting date following December 9, 2010. Any remaining unvested portions of Mr. Bouchard’s stock options (after giving effect to this accelerated vesting) were automatically cancelled on December 9, 2010.

Mr. Bouchard remains subject to the terms of a non-competition agreement, which includes, among other provisions, non-competition and non-solicitation covenants covering the one-year period immediately following his termination date. In addition, Mr. Bouchard may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.

The Company and Mr. Bouchard remain parties to an indemnification agreement which requires, among other things, that we indemnify Mr. Bouchard to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bouchard acted in good faith and in a manner he reasonably believed to be in or our best interests.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth summary information regarding the outstanding equity awards at March 31, 2011 granted to each of our Named Executive Officers.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harry L. Bosco	200,000		100,000	(1)	—	4.92	7/11/2013	75,000	(2)	$192,000	—	—
	400,000		200,000	(1)	—	2.34	1/8/2014	—		—	—	—
	93,750		281,250	(3)	—	2.56	2/7/2018	—		—	—	—

Gilles Bouchard	250,000		—		—	8.89	12/9/2011	—		—	—	—
	90,000		—		—	4.92	12/9/2011	—		—	—	—
	666,666	(4)	—		—	2.30	12/9/2011	—		—	—	—
	250,000	(4)			—	1.86	12/9/2011	—		—	—	—

Michael C. Chan	26,250		8,750	(5)	—	11.34	8/15/2017	—		—	—	—
	66,667		33,333	(6)	—	4.92	7/11/2013	—		—	—	—
	50,000		150,000	(5)	—	2.23	8/19/2016	—		—	—	—
	—		120,000	(5)	—	2.04	5/21/2017	—		—	—	—

Tadayuki Kanno	16,666		—		—	15.00	1/27/2015	—		—	—	—
	30,000		10,000	(5)	—	11.34	8/15/2017	—		—	—	—
	60,000		30,000	(6)	—	4.92	7/11/2013	—		—	—	—
	50,000		150,000	(5)	—	2.23	8/19/2016	—		—	—	—
	—		90,000	(5)		2.04	5/21/2017	—		—	—	—

Robert J. Nobile	18,750		6,250	(5)	—	11.34	8/15/2017	—		—	—	—
	60,000		30,000	(6)	—	4.92	7/11/2013	—		—	—	—
	50,000		150,000	(5)	—	2.23	8/19/2016	—		—	—	—
	—		105,000	(5)	—	2.04	5/21/2017	—		—	—	—

Justin J. O’Neill	75,000		25,000	(5)	—	13.85	5/7/2017	—		—	—	—
	60,000		30,000	(6)	—	4.92	7/11/2013	—		—	—	—
	25,000		75,000	(5)	—	2.23	8/19/2016	—		—	—	—
	—		90,000	(5)	—	2.04	5/21/2017	—		—	—	—

(1)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first three anniversaries of the date of grant.
(2)	The restricted stock units vested in full on June 10, 2011.
(3)	Subject to continued employment, the stock option is scheduled to vest with respect to 31,250 shares on each monthly anniversary of December 10, 2010.
(4)	This amount includes, pursuant to Mr. Bouchard’s separation agreement, accelerated vesting with respect to (i) 333,333 of the shares of common stock subject to a stock option granted to Mr. Bouchard on May 15, 2009 at a strike price of $2.30 per share and (ii) 250,000 of the shares of common stock subject to a stock option granted to Mr. Bouchard on February 16, 2010 at a strike price of $1.86 per share, in each case that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. Bouchard remained employed by the company.
(5)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first four anniversaries of the date of grant.
(6)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first three anniversaries of the date of grant.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2011

During the fiscal year ended March 31, 2011, none of the Named Executive Officers exercised any of their options. The table below summarizes, for each of the Named Executive Officers, the vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended March 31, 2011:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harry L. Bosco	—	—	18,229	(1)	$34,635
Gilles Bouchard	—	—	—		—
Michael C. Chan	—	—	—		—
Takayuki Kanno	—	—	—		—
Robert J. Nobile	—	—	—		—
Justin J. O’Neill	—	—	—		—

(1)	Represents RSUs granted in connection with Mr. Bosco’s service as our Chairman of the Board which vested on January 27, 2011. Such RSUs are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Bosco separation from service with the Company, death or a change of control of the Company.

Potential Payments upon Termination or Change of Control

Employment Agreements

In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe it is vital to provide our executive officers with severance payments. To this end, each of our Named Executive Officers, other than Mr. Kanno, is entitled to a severance payment in an amount equal to one times the executive’s annual base salary in the event of a termination of the executive’s employment without “cause” (as defined below) and, other than Messrs. Bosco and Kanno, by the executive for “good reason” (as defined below).

In each of the employment agreements for Messrs. Bosco, Chan, Nobile and O’Neill, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct that brings the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) any material breach of the confidentiality agreement entered into in connection with his employment; (iv) fraud or embezzlement with respect to the Company or any of its subsidiaries or affiliates; (v) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (vi) repeated failure to perform in any material respect executive’s duties as directed by the Board.

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

For purposes of the employment agreements with Mr. Bosco, Mr. Chan, Mr. Nobile and Mr. O’Neill, “disability” will generally mean that the executive is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any 12-month period by reason or any physical or mental injury, illness or incapacity.

Assuming a termination of employment as of March 31, 2011, the severance benefits described above would have resulted in payments of the following amounts to each of the respective Named Executive Officers: Mr. Bosco — $500,000, Mr. Chan — $360,000, Mr. Nobile — $265,000 and Mr. O’Neill — $300,000.

Stock Option Agreements

The Compensation Committee granted 35,000 nonqualified stock options to purchase common stock of the Company to Mr. Chan, 40,000 nonqualified stock options to Mr. Kanno and 25,000 nonqualified stock options to Mr. Nobile, each with an exercise price of $11.34 per share, on August 15, 2007, based on the performance of such Named Executive Officers during the fiscal year ended March 31, 2007 (collectively, the “August 2007 Options”). The August 2007 Options vested with respect to one-quarter of the shares subject thereto on each of August 15, 2008, 2009 and 2010, and the remainder of the shares subject thereto will vest on August 15, 2011, and will expire on August 15, 2017 unless the grantee’s employment is terminated earlier.

In connection with the execution of the agreement and plan of merger (the “Merger Agreement”) with StrataLight Communications, Inc. (“StrataLight”) pursuant to which StrataLight was merged with and into the Company, on July 11, 2008, the Compensation Committee granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 300,000 options to Mr. Bosco; 100,000 options to Mr. Chan; and 90,000 options to each of Messrs. Bouchard, Kanno, Nobile and O’Neill (such options, the “Transaction Bonus Options”), each with an exercise price of $4.92 per share. The Transaction Bonus Options vested with respect to one-third of the shares subject thereto on each of July 11, 2009, 2010 and 2011, and will expire on July 11, 2013 unless the grantee’s employment is terminated earlier.

On May 7, 2007, pursuant to his employment agreement, the Compensation Committee granted Mr. O’Neill a nonqualified stock option to purchase 100,000 shares of our common stock (the “O’Neill Option”) at an exercise price of $13.85 per share. Such option vested with respect to one-quarter of the shares subject thereto on each of May 7, 2008, 2009, 2010 and 2011.

On August 19, 2009, the Compensation Committee granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 200,000 options to each of Messrs. Chan, Kanno and Nobile and 100,000 options to Mr. O’Neill (such options, the “August 2009 Options”), each with an exercise price of $2.23 per share. The August 2009 Options vested with respect to one-fourth of the shares subject thereto on August 19, 2010, and will vest and become exercisable with respect to one-fourth of the shares subject thereto on each of the second, third and fourth anniversaries of the date of grant and will expire seven years from the date of grant unless the grantee’s employment is terminated earlier, subject to accelerated vesting in each case under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer.

On February 7, 2011, pursuant to his employment agreement, the Compensation Committee granted Mr. Bosco a nonqualified stock option to purchase 375,000 shares of the Company’s common stock (the Bosco Option) at an exercise price equal to $2.56. The Bosco Option is scheduled to vest and become exercisable in twelve equal installments on each monthly anniversary of December 10, 2010, subject to Mr. Bosco’s continued employment with the Company. The Bosco Option will become fully vested and exercisable immediately upon the earliest to occur of (i) the date on which Mr. Bosco’s employment is terminated by the Company without “cause,” (ii) the date on which the Board appoints a chief executive officer and president of the Company to succeed Mr. Bosco, (iii) the date on which Mr. Bosco’s employment is terminated by reason of his death or “disability,” or (iv) the date of the occurrence of a “change in control” (each as defined in the Agreement). The Bosco Option has a term of seven years.

In addition, on May 21, 2010, the Compensation Committee granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 120,000 options to Mr. Chan, 105,000 options to Mr. Nobile and 90,000 options to each of Messrs. Kanno and O’Neill (such options, the “May 2010 Options”), each with an exercise price of $2.04 per share. The May 2010 Options vested with respect to one-fourth of the shares subject thereto on May 21, 2011, and will vest and become exercisable with respect to one-fourth of the shares subject thereto on each of the second, third and fourth anniversaries of the date of grant and will expire seven years from the date of grant unless the grantee’s employment is terminated earlier, subject to accelerated vesting in each case under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer.

Each of the stock option agreements entered into in connection with the August 2007 Options, the Transaction Bonus Options, the O’Neill Option, the Bosco Option, the August 2009 Options and the May 2010 Options provides that in the event that the applicable executive’s employment with us is terminated by us without “cause” (as defined therein) or (except with respect to the Bosco Option) by the executive for “good reason” (as defined therein), such options shall vest with respect to the portion of the options that would have otherwise become vested during the twelve-month period immediately succeeding the date of such termination of employment had the executive remained employed by us during such period. In addition, each of the stock option agreements provides that in the event that the executive’s employment with us is terminated by reason of his death or “disability” (as defined therein) or by us without “cause” or by him for “good reason” (as defined therein) during the twelve-month period immediately following a “change in control” (as defined in the Incentive Plan (see “Change of Control Provisions” below)), the stock options issued to such executive shall, to the extent not then vested, become fully vested.

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

In the employment agreements for each of Messrs. Bosco, Chan, Nobile and O’Neill, “cause” is defined as the occurrence of any one or more of the following events: (i) the commission of a felony, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or affiliates or any of their customers or suppliers; (ii) conduct tending to bring the Company or any of its subsidiaries or affiliates into substantial public disgrace or disrepute; (iii) breach of the proprietary information agreement he entered into in connection with his employment; (iv) fraud or embezzlement, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; or (v) egregious or bad faith performance of, or failure to perform, the duties of his position.

“Disability” and “good reason” are each defined in the stock option agreements for each of Messrs. Bosco, Chan, Nobile and O’Neill to mean the definition of such terms as defined in each such executive’s employment agreement then in effect. (See “Potential Payments upon Termination or Change in Control — Employment Agreements” above for definitions of such terms as applied to Messrs. Bosco, Chan, Nobile and O’Neill). “Disability” is defined in the stock option agreements entered into with Mr. Kanno to mean “disability” as defined in any employment agreement then in effect between the Mr. Kanno and us, or, if not defined therein or if there shall be no such agreement, as defined in our long-term disability plan as in effect from time to time, or if there shall be no plan or if not defined therein, Mr. Kanno’s becoming physically or mentally incapacitated and consequent inability for a period of six (6) months in any twelve (12) consecutive month period to perform his duties to us.

Each of the August 2007 Options, the Transaction Bonus Options, the Bosco Option, the August 2009 Options and the May 2010 Options could be subject to accelerated vesting. However, as of March 31, 2011, the market price of our common stock was below the strike price of all options issued in connection with the August 2007 Options, the Transaction Bonus Options and the Bosco Option, and therefore, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date with respect to such grants. Please see the table labeled “Change of Control Table” below for a quantification of the benefits potentially realizable by the respective Named Executive Officers in connection with accelerated vesting as of March 31, 2011 of the August 2009 Options and the May 2010 Options.

Except with respect to the option grants described above, all of the current stock options held by the Named Executive Officers and are fully vested with no remaining acceleration benefits.

RSU Award Agreement

On February 7, 2011, pursuant to his employment agreement, the Compensation Committee granted Mr. Bosco 75,000 RSUs (the “Bosco RSUs”), which vested in full on June 10, 2011. The RSUs Award agreement had provided that the Bosco RSUs would vest in full on June 10, 2011, subject to Mr. Bosco’s continued employment with the Company. In addition, the RSU Award Agreement provided that the Bosco RSUs would become fully vested upon the earliest to occur of (i) the date on which Mr. Bosco’s employment is terminated by the Company without “cause,” (ii) the date on which the Board appoints a chief executive officer and president of the Company to succeed Mr. Bosco, (iii) the date on which Mr. Bosco’s employment is terminated by reason of his death or “disability,” or (iv) the date of the occurrence of a “change in control.”

Former Chief Executive Officer

Effective December 9, 2010, Mr. Bouchard resigned from his positions as Chief Executive Officer and President of the Company, and as a member of the Board. In connection with his resignation, the Company entered into a separation agreement with Mr. Bouchard pursuant to which, subject to his execution and non-revocation of a general release of claims, Mr. Bouchard was entitled to receive the following payments and benefits: (i) a lump-sum cash severance payment equal to 100% of Mr. Bouchard’s annual base salary of $500,000; (ii) continued group health insurance coverage through December 31, 2010; (iii) a lump-sum cash payment equal to $30,000, payable within 10 days after the 18-month anniversary of his termination date, provided that he is not at the time of payment eligible to participate in a group health insurance plan of a subsequent employer; and (iv) accelerated vesting of the installment of shares of Company common stock subject to Mr. Bouchard’s outstanding stock options that were scheduled to vest on the next scheduled vesting date following December 9, 2010. Any remaining unvested portions of Mr. Bouchard’s stock options (after giving effect to this accelerated vesting) were automatically cancelled on December 9, 2010.

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

Severance Benefits. With the exception of Mr. Kanno, our Named Executive Officers are entitled to certain severance payments and benefits in the event of a termination without “cause” and, other than Messrs. Bosco and Kanno, for resignation for “good reason.” For a detailed discussion of such severance compensation and benefits, please see the descriptions under the headings “Executive Compensation — Employment Agreements” and “Executive Compensation — Potential Payments upon Termination or Change of Control.” Our philosophy is to provide severance packages that we believe enable the Company to retain qualified executives, maintain a stable work environment for the Named Executive Officers and provide economic security to the executives in the event of certain terminations of employment. Our severance arrangements are designed to limit distractions to the Named Executive Officers in the performance of their duties and allow the executives to focus on achieving superior company performance and building stockholder value. We believe that it is important to provide severance payments in both the event of actual termination and in the event of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages would risk that an acquirer of us could avoid paying severance by fostering a non-conducive work environment for the executives, thereby ensuring their voluntary exit.

Change of Control. The terms of nonqualified stock option agreements we entered into with the Named Executive Officers pursuant to the Incentive Plan provide that in the event of a change of control and a termination of employment within twelve months of such change of control, either by us other than for “cause” or “disability” or by the participant for “good reason,” the unvested stock options of each Named Executive Officer immediately became fully vested and exercisable. (Please see “Executive Compensation — Potential Payments upon Termination or Change of Control” for definitions of “cause”, “disability” and “good reason”.) This approach to compensation in the event of a change of control is sometimes referred to as a “double-trigger” because the intent is to provide appropriate benefits in the event of a termination following a change of control, rather than to provide a change of control bonus. The Incentive Plan is intended to focus each employee, including each Named Executive Officer, on completing a transaction that will be in the best interests of our stockholders rather than on concerns about future employment.

All of the August 2007 Options, the Transaction Bonus Options, the August 2009 Options and the May 2010 Options could be subject to accelerated vesting upon a change of control and a subsequent termination of employment or service, as the case may be, within twelve months following such change in control, and the Bosco Option is and the Bosco RSUs were subject to accelerated vesting upon a change of control. For a detailed discussion of such accelerated vesting provisions in each of the stock option agreements, please see the descriptions under the heading “Executive Compensation-Potential Payments upon Termination or Change of Control.” However, since as of March 31, 2011, the market price of our common stock was below the strike price of all options issued in connection with the August 2007 Grants, the Transaction Bonus Options and the Bosco Option, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date in connection with such grants. Please see the table labeled “Change of Control Table” below for a quantification of the benefits potentially realizable by the respective Named Executive Officers in connection with accelerated vesting as of March 31, 2011 of the August 2009 Options and the May 2010. Except with respect to these option grants, all of the current stock options held by the Named Executive Officers are fully vested with no remaining acceleration benefits. And no Named Executive Officer has restricted stock subject to accelerated vesting in the event of termination following a change of control.

SEVERANCE AND CHANGE OF CONTROL TABLE

The table below sets forth an estimate of the payments and benefits to be made to our Named Executive Officers (other than Mr. Bouchard) assuming that a termination of employment or change of control occurred on March 31, 2011, the last business day of our last completed fiscal year. For purposes of estimating the value of amounts of equity compensation to be received in the event of termination or change of control, we have assumed a price per share of our common stock of $2.43, which represents the closing market price of our common stock as reported on the NASDAQ on March 31, 2011. The actual severance payments and benefits paid to Mr. Bouchard during our 2011 fiscal year are discussed above.

Name	Executive benefits and Payments Upon Termination	Termination due to Death or Disability		Termination for Cause	Termination by Us Other than for Cause		Resignation with Good Reason		Covered Termination Following Change in Control		Occurrence of Change in Control
Harry L. Bosco	Severance payment	—		—	$500,000		—		$500,000		—
	Accelerated vesting	$200,250	(1)	—	—		—		—		$200,250	(2)

Michael C. Chan	Severance payment	—		—	$360,000		$360,000		$360,000		—
	Accelerated vesting	$76,800	(3)	—	$21,700	(4)	$21,700	(4)	$76,800	(3)	—

Takayuki Kanno	Severance payment	—		—	—		—		—		—
	Accelerated vesting	$65,100	(5)	—	$18,775	(6)	$18,775	(6)	$65,100	(5)	—

Robert J. Nobile	Severance payment	—		—	$265,000		$265,000		$265,000		—
	Accelerated vesting	$70,950	(7)	—	$20,328	(8)	$20,328	(8)	$70,950	(7)	—

Justin J. O’Neill	Severance payment	—		—	$300,000		$300,000		$300,000		—
	Accelerated vesting	$50,100	(9)	—	$13,775	(10)	$13,775	(10)	$50,100	(9)	—

(1)	Represents the acceleration of vesting with respect to (i) an option to purchase 200,000 shares of common stock granted to Mr. Bosco on January 8, 2009 at a strike price of $2.34 per share and (ii) 75,000 restricted stock units granted to Mr. Bosco on February 7, 2011.
(2)	Represents the acceleration of vesting with respect to (i) an option to purchase 375,000 shares of common stock granted to Mr. Bosco on February 7, 2011 at a strike price of $2.56 per share, and (ii) 75,000 restricted stock units granted to Mr. Bosco on February 7, 2011.
(3)	Represents the acceleration of vesting with respect to (i) an option to purchase 150,000 of the shares of common stock subject to a stock option granted to Mr. Chan on August 19, 2009 at a strike price of $2.23 per share and (ii) 120,000 of the shares of common stock subject to a stock option granted to Mr. Chan on May 21, 2010 at a strike price of $2.04 per share.
(4)	Represents the acceleration of vesting with respect to (i) 50,000 of the shares of common stock subject to a stock option granted to Mr. Chan on August 19, 2009 at a strike price of $2.23 per share and (ii) 30,000 of the shares of common stock subject to a stock option granted to Mr. Chan on May 21, 2010 at a strike price of $2.04 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. Chan, as applicable, remained employed by the company.
(5)	Represents the acceleration of vesting with respect to an option to purchase (i) 150,000 of the shares of common stock subject to a stock option granted to Mr. Kanno on August 19, 2009 at a strike price of $2.23 per share and (ii) 90,000 of the shares of common stock subject to a stock option granted to Mr. Kanno on May 21, 2010 at a strike price of $2.04 per share.
(6)	Represents the acceleration of vesting with respect to (i) 50,000 of the shares of common stock subject to a stock option granted to Mr. Kanno on August 19, 2009 at a strike price of $2.23 per share and (ii) 22,500 of the shares of common stock subject to a stock option granted to Mr. Kanno on May 21, 2010 at a strike price of $2.04 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. Kanno, as applicable, remained employed by the company.

(7)	Represents the acceleration of vesting with respect to an option to purchase (i) 150,000 of the shares of common stock subject to a stock option granted to Mr. Nobile on August 19, 2009 at a strike price of $2.23 per share and (ii) 105,000 of the shares of common stock subject to a stock option granted to Mr. Nobile on May 21, 2010 at a strike price of $2.04 per share.
(8)	Represents the acceleration of vesting with respect to (i) 50,000 of the shares of common stock subject to a stock option granted to Mr. Nobile on August 19, 2009 at a strike price of $2.23 per share and (ii) 26,250 of the shares of common stock subject to a stock option granted to Mr. Nobile on May 21, 2010 at a strike price of $2.04 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. Nobile, as applicable, remained employed by the company.
(9)	Represents the acceleration of vesting with respect to an option to purchase (i) 75,000 of the shares of common stock subject to a stock option granted to Mr. O’Neill on August 19, 2009 at a strike price of $2.23 per share and (ii) 90,000 of the shares of common stock subject to a stock option granted to Mr. O’Neill on May 21, 2010 at a strike price of $2.04 per share.
(10)	Represents the acceleration of vesting with respect to (i) 25,000 of the shares of common stock subject to a stock option granted to Mr. O’Neill on August 19, 2009 at a strike price of $2.23 per share and (ii) 22,500 of the shares of common stock subject to a stock option granted to Mr. O’Neill on May 21, 2010 at a strike price of $2.04 per share that would have otherwise become vested during the 12-month period immediately succeeding the date of such termination of employment had Mr. O’Neill, as applicable, remained employed by the company.

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

Non-employee directors receive an annual cash retainer of $25,000, paid in quarterly installments of $6,250, as fees related to their service on the Board. The Chairmen of the Audit and Compensation Committees receive an annual retainer of $5,000 in addition to the foregoing retainer of $25,000. The Chairman of the Nominating/Corporate Governance Committee receives an annual retainer of $2,500 in addition to the foregoing retainer of $25,000. Non-employee directors are reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings. Directors who are also employed by the Company do not receive any compensation for their services as directors.

DIRECTOR COMPENSATION TABLE

The following table shows compensation of the members of our Board for the fiscal year ended March 31, 2011. Any board member who is also an employee of the Company, including Mr. Bosco, does not receive separate compensation for service on the Board.

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Charles J. Abbe	$41,500	$35,000	—	—	—	—	$76,500
Harry L. Bosco(2)	$26,250	—	—	—	—	—	$26,250
Kendall W. Cowan	$52,500	$35,000	—	—	—	—	$87,500
Shinjiro Iwata(3)	—	—	—	—	—	—	—
Isamu Kuru	$38,500	$35,000	—	—	—	—	$73,500
David Lee	$44,000	$35,000	—	—	—	—	$79,000
Ryuichi Otsuki(4)	—	—	—	—	—	—	—
John F. Otto, Jr.	$52,500	$35,000	—	—	—	—	$87,500
Philip F. Otto	$41,500	$35,000	—	—	—	—	$76,500
William F. Smith	$34,500	$35,000	—	—	—	—	$69,500

(1)	Represents the grant date fair value of restricted stock units granted during the fiscal year ended March 31, 2011 in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” of our 2011 Annual Report on Form 10-K and in the Notes to Consolidated Financial Statements at Note 13 “Stock-Based Incentive Plans”.

The aggregate number of stock awards (including unvested restricted stock units and vested but deferred restricted stock units) outstanding for each director as of March 31, 2011 is as follows:

Director	Aggregate Number of Stock Awards Outstanding as of March 31, 2011
Charles J. Abbe	66,812
Harry L. Bosco	33,839
Kendall W. Cowan	60,200
Shinjiro Iwata	0
Isamu Kuru	60,200
David Lee	57,007
Ryuichi Otsuki	0
John F. Otto, Jr.	60,200
Philip F. Otto	66,812
William F. Smith	73,106

(2)	Represents the compensation paid to Mr. Bosco in connection with his service as a non-employee Chairman of the Board for the fiscal year ended March 31, 2011, prior to his appointment as our President and Chief Executive Officer on December 9, 2010. For a description of the compensation paid to Mr. Bosco in his capacity as our President and Chief Executive Officer for the fiscal year ended March 31, 2011, see the section of this Proxy Statement entitled “Compensation Discussion and Analysis and Executive Compensation” and the compensation tables thereunder. Amounts reflected in this table for Mr. Bosco are also reported in the Summary Compensation Table.
(3)	Mr. Iwata resigned as a member of the Board effective April 1, 2011. Mr. Iwata had declined compensation pursuant to our director compensation program for his service as a director prior to such resignation.
(4)	Mr. Otsuki has declined compensation pursuant to our director compensation program for his service as a director.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

July 29, 2011

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	13,836,022	$5.90	13,330,479
Equity compensation plans not approved by security holders	—	—	—
Total	13,836,022		13,330,479

BENEFICIAL OWNERSHIP TABLE

The following table sets forth certain information regarding the beneficial ownership of our common stock (1) as of June 30, 2011, by each director, by our Named Executive Officers, and by all of our directors and executive officers as a group and (2) as of March 31, 2011, by each person known by us to beneficially own more than five percent of our common stock.

The address for each of the individuals listed under “Directors and Named Executive Officers” in the table below is Opnext, Inc., 46429 Landing Parkway, Fremont, California 94538.

	Common Stock Beneficially Owned (1)(2)
Name of Beneficial Owner	Number of Shares		Percent of Total
Hitachi, Ltd.	29,343,334	(3)	29.9%
Clarity Partners, L.P.	7,434,049	(4)	7.6%
Clarity Opnext Holdings II, LLC	—		—

Directors and Named Executive Officers
Harry L. Bosco	1,121,688	(5)	1.1%
Dr. David Lee	7,472,057	(4)(6)	7.6%
Charles J. Abbe	47,893	(7)	*
John F. Otto, Jr.	41,281	(8)	*
Philip F. Otto	58,027	(9)	*
Kendall W. Cowan	41,281	(8)	*
Dr. Isamu Kuru	41,281	(8)	*
Ryuichi Otsuki	—		*
William F. Smith	54,187	(7)	*
Gilles Bouchard	1,282,412	(10)	1.3%
Michael C. Chan	308,996	(11)	*
Tadayuki Kanno	283,986	(12)	*
Robert J. Nobile	254,560	(13)	*
Justin J. O’Neill	275,164	(14)	*
All directors and executive officers as a group (16 individuals)	10,642,028	(4)(5)(6)(7) (8)(9)(11)(12)(13)(14)	10.8%

*	Less than one percent.

(1)	Beneficial ownership is determined under the rules of the SEC, and includes voting or investment power with respect to the securities. Information in this table is based on our records and information provided by directors, nominees, Named Executive Officers, executive officers and in information filed with the SEC. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, including shares held in trust.
(2)	The number of shares of common stock outstanding used in calculating the percentage for each listed person is based on 98,221,591 shares of our common stock outstanding or deemed to be outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act as of June 30, 2011, and also includes, with respect to each person, the shares of common stock underlying options held by that person that were exercisable as of June 30, 2011 or within 60 days of such date, but excludes shares of common stock underlying options held by any other person and any vested and unvested restricted stock units that are deliverable on a date that is at least 60 days following the record date.
(3)	On April 28, 2009, Hitachi, Ltd. filed a Schedule 13G indicating ownership of 28,343,334 shares of common stock. The figure in the table also includes 1,010,000 shares of common stock obtainable within 60 days upon the exercise of stock options. The address of Hitachi, Ltd. is 6-6, Marunouchi 1-chome, Chiyoda-ku, Tokyo 100-8280 Japan.
(4)	Based upon Form 4s filed with the SEC on March 11, 2011 by each of David Lee and Clarity GenPar, LLC, the general partner of Clarity Partners, L.P (“Clarity Partners”), which is the managing member of Clarity Opnext Holdings II, LLC (“Clarity II”). Consists of 4,229,114 shares of common stock held by Clarity Partners in its own name, 2,204,935 shares of common stock held in Clarity II’s name and 1,000,000 shares of common stock obtainable within 60 days upon the exercise of stock options. Because Dr. David Lee is a managing member of Clarity GenPar, LLC, he may be deemed to be the beneficial owner of the shares held by Clarity Partners and Clarity II, the beneficial ownership of which he disclaims except to the extent of his pecuniary interest therein. The address of Clarity Partners and Clarity II is 100 North Crescent Drive, Beverly Hills, California 90210.
(5)	Includes (i) 33,839 vested restricted stock units (“RSUs”) which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Bosco’s separation from service or death or a change of control of the Company, (ii) 75,000 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Bosco’s separation from service or death, change of control of the Company or January 26, 2012, and (iii) 950,000 shares of common stock obtainable within 60 days upon the exercise of stock options.
(6)	Includes 38,088 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Dr. Lee’s separation from service or death or a change of control of the Company.
(7)	Represents vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company.
(8)	Includes 39,000 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company.
(9)	Includes 47,893 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Otto’s separation from service or death or a change of control of the Company.
(10)	Includes 1,256,666 shares of common stock obtainable within 60 days upon the exercise of stock options.
(11)	Includes 265,000 shares of common stock obtainable within 60 days upon the exercise of stock options.
(12)	Includes 269,166 shares of common stock obtainable within 60 days upon the exercise of stock options.
(13)	Includes 241,250 shares of common stock obtainable within 60 days upon the exercise of stock options.
(14)	Includes 262,500 shares of common stock obtainable within 60 days upon the exercise of stock options.

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

Agreement with Hitachi and Clarity

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

Pursuant to the terms of the Intellectual Property License Agreement, Hitachi covenants not to sue Opnext Japan, us or sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of the breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement.

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

Pursuant to the terms of the Intellectual Property License Agreement, Hitachi covenants not to sue Opto Device, us or sublicensees of Opto Device, and Opto Device covenants not to sue Hitachi or sublicensees of Hitachi, for infringement of any intellectual property related to the business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi’s covenant not to sue), provided that it only extends to the products or methods provided by Opto Device or the Company, and not to customer products or methods that incorporate products of Opto Device or the Company if the customer products or methods infringe intellectual property of Hitachi that is not licensed to Opto Device under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of the breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. Pursuant to the merger of Opto Device into Opnext Japan on March 31, 2003, this agreement was assumed by Opnext Japan.

Opnext Japan Intellectual Property License Agreement with Hitachi Communication Technologies, Ltd.

Opnext Japan and Hitachi Communication Technologies, Ltd (“Hitachi Communication”) are parties to an Intellectual Property License Agreement, pursuant to which Opnext Japan licenses to Hitachi Communication and its wholly owned subsidiaries, and Hitachi Communication licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid-up, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the business transferred by Hitachi to Opnext Japan, whether existing or which arise during the period from July 31, 2001 to July 31, 2011. The licenses granted under the agreement continue until such intellectual property expires; provided, however, that the terms and conditions of the licenses are subject to revision after July 31, 2011 upon mutual agreement of the parties. Opnext Japan may also sublicense the intellectual property rights licensed from Hitachi Communication to its customers as necessary or appropriate in connection with the completion of Opnext Japan’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opnext Japan to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opnext Japan making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer.

Pursuant to the terms of the Intellectual Property License Agreement, Hitachi Communication covenants not to sue Opnext Japan or us or any sublicensees of Opnext Japan, and Opnext Japan covenants not to sue Hitachi Communication or its wholly owned subsidiaries, or Hitachi Communication’s sublicensees, for infringement of any intellectual property related to Opnext Japan’s business. Each party’s covenant not to sue also extends to customers of the other party (and our customers in the case of Hitachi Communication’s covenant not to sue), provided that it only extends to the products or methods provided by Opnext Japan or the Company, and not to customer products or methods that incorporate products of Opnext Japan or the Company if the customer products or methods infringe intellectual property of Hitachi Communication that is not licensed to Opnext Japan under this agreement. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of the breach, the other party may terminate its obligation to license intellectual property under the agreement, and if it elects to exercise such option, it is obligated to negotiate in good faith the terms of a new license agreement for the same intellectual property on commercially reasonable terms. On July 1, 2009, Hitachi Communication Technologies, Ltd. merged with Hitachi, Ltd. and the agreement was assumed by Hitachi, Ltd. All terms and conditions of the agreement remain unchanged.

Opnext Research and Development Agreement

We are parties with Hitachi to a Research and Development Agreement pursuant to which Hitachi provides research and development support to us and/or our affiliates (other than Opnext Japan). Under the agreement, Hitachi supports research and development projects requested by us. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, we will own it provided we fund 100% of the costs of the research, or we will be a joint owner where we fund 50% or more of the costs of the research or provide other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. We license to Hitachi and its wholly owned subsidiaries any such intellectual property owned by us, and Hitachi licenses to us (with a right to sublicense to our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. There were no research and development expenses related to this agreement for the fiscal year ended March 31, 2011.

Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. Hitachi indemnifies us from any losses arising from a third party claim that intellectual property licensed by Hitachi to us under the agreement infringes such third party’s intellectual property rights. We indemnify Hitachi from any losses arising from a third party claim that products developed or manufactured by us or specifications and instructions provided to Hitachi infringe such third party’s intellectual property rights. The parties will jointly defend infringement claims involving jointly owned intellectual property. If a party commits a material breach that remains uncured for 60 days following notice of the breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. This agreement expires on February 20, 2012.

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to a Research and Development Agreement pursuant to which Hitachi provides research and development support to Opnext Japan and/or its affiliates. The agreement was amended on October 1, 2002 to include Opto Device under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to Opto Device’s business. Under the agreement, Hitachi supports research and development projects requested by Opnext Japan. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly results from the research, Opnext Japan will own it provided Opnext Japan funds 100% of the costs of the research, or will be a joint owner where it funds 50% or more of the costs of the research or provides other contributions. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan licenses to Hitachi and its wholly owned subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. The research and development expenditures relating to the agreement are generally negotiated semi-annually on a fixed fee project basis and were $3.4 million for the fiscal year ended March 31, 2011.

Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement. If a party commits a material breach that remains uncured for 60 days following notice of the breach, the other party may terminate its obligation to license intellectual property developed or filed on or after the effective date of termination, provided that the licenses granted for intellectual property developed or filed prior to the effective date of termination shall continue pursuant to the terms and conditions of the agreement. This agreement expires on February 20, 2012.

Pursuant to this agreement, Opnext Japan and Hitachi have entered into various research and development agreements that provide for the terms and conditions of specific research projects.

Opnext Japan Outsourcing Agreement

Opnext Japan and Hitachi, Ltd. were parties to an Outsourcing Agreement, which required Hitachi to provide services, including administrative services in the areas of human resources, finance and accounting, information systems, procurement, and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Specific charges for such services amounted to $2.1 million for the fiscal year ended March 31, 2011. Fees for the services are adjusted every six months based on volume forecasts submitted by Opnext Japan and fees submitted by Hitachi for discussion between the parties. Unless otherwise mutually agreed, volume forecasts and fees submitted by each party apply for the upcoming period.

Opnext Preferred Provider Agreement

The Company and Hitachi, Ltd. were parties to a Preferred Provider Agreement which terminated on July 31, 2008 by mutual agreement of the parties. Pursuant to the terms of the Preferred Provider Agreement, Hitachi agreed to purchase all of its requirements with respect to optoelectronic components from us; provided that: (i) such components met Hitachi’s specifications and delivery requirements; (ii) we gave Hitachi the most favorable aggregate price for comparable components and comparable volumes, and (iii) such obligation was subject to Hitachi’s product requirements. Hitachi’s obligation to purchase these products from us was excused when customers required that products be sourced from multiple vendors or from vendors unaffiliated with the Company, when prudent business practices required Hitachi to maintain a second supply source, or when the Company was unable to meet Hitachi’s or its customers’ requirements for technical support, technical data, or time to market for new products. Each party’s liability for damages arising out of the agreement during any twelve-month period was limited to $36.0 million U.S. dollars, except in connection with a breach of a party’s confidentiality obligations.

Although this agreement was terminated, we have continued to sell to Hitachi and its subsidiaries under the arrangements established by this agreement. Sales under these arrangements were $30.7 million for the year ended March 31, 2011. At March 31, 2011, we had accounts receivable from Hitachi and its subsidiaries of $8.6 million.

Opnext Raw Materials Supply Agreement

The Company and Hitachi, Ltd. were parties to a Raw Materials Supply Agreement that terminated on July 31, 2008 by mutual agreement of the parties. Under the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by us laser chips and other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for our production of optoelectronics components. Pricing was negotiated between the parties, but Hitachi was obligated to provide prices that were no greater than the lowest aggregate price Hitachi charged similarly situated customers. For raw materials Hitachi purchased from third parties, Hitachi charged us the prices paid by Hitachi, net of any discounts obtained by Hitachi. Each party’s liability for damages arising out of the agreement during any twelve-month period was limited to $24.0 million U.S. dollars or the aggregate dollar amount of materials projected to be purchased by us under the agreement in the following twelve-month period, whichever was greater, except where Hitachi divested its telecommunications division and the acquirer did not agree to assume Hitachi’s obligations under this agreement as they relate to the raw materials.

Although this agreement was terminated, we have continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $26.2 million for the fiscal year ended March 31, 2011. At March 31, 2011, we had accounts payable to Hitachi and its subsidiaries of $6.2 million.

Opnext Logistics and Distribution Agreements

We entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to us and our subsidiaries logistic services such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for the distribution services are based on volume at fixed per-transaction rates generally negotiated on a semi-annual basis. Expenses were $1.4 million for the year ended March 31, 2011 in connection with the agreement.

We sell our products directly to end users and through distributors. For the year ended March 31, 2011, certain subsidiaries of Hitachi acted as our distributors in Japan. In 2003, Opnext Japan entered into distribution agreements with Hitachi High Technologies, Renesas Technology Sales and Renesas Devices Sales, which is a subsidiary of Renesas Technology Sales. These agreements were entered into for an initial one-year term and are automatically renewable for one-year periods. The agreements are basic distributor contracts. Sales pursuant to these agreements were $21.9 million for the fiscal year ended March 31, 2011.

Software User License Agreement with Renesas Technology

Opnext Japan and Renesas Technology, one of Hitachi’s subsidiaries, are parties to a software user license agreement, pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive royalty-free, fully paid-up right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of the proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of the software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires October 20, 2011.

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

The lease payments for these premises were $814,000 for the year ended March 31, 2011.

Lease Agreement with Renesas Technology

Opnext Japan leases approximately 34,542 square feet (3,209 square meters) of manufacturing and administrative premises located in Komoro, Japan, from Reneses Technology, a wholly owned subsidiary of Hitachi, pursuant to a lease agreement initially entered into on October 1, 2002. The lease agreement will terminate on March 31, 2016, with an automatic five-year extension, subject to either party’s contrary intent. Under this agreement, Renesas Technology has the option to increase the rent upon the occurrence of certain circumstances during the term of the lease.

The lease payments for these properties were $78,000 for the year ended March 31, 2011.

Lease Agreement with Chuo Shoji

Chuo Shoji, Ltd., or Chuo Shoji, one of Hitachi’s subsidiaries, leases office space located in Chiyoda-ku (Tokyo), Japan to Opnext Japan. The building is owned by Tokyo Tatemono Co., Ltd. (“Tokyo Tatemono”), and leased to Chuo Shoji. The term of the lease agreement automatically renews for successive periods of two years unless either party gives notification to terminate the lease to the other party six months or more prior to the end of then current term. The current term expires on June 11, 2012. Opnext Japan executed a letter of guarantee for the benefit of Tokyo Tatemono, according to which the lease agreement between Opnext Japan and Chuo Shoji will be terminated and Opnext Japan will vacate the premises in the event that the lease agreement between Chuo Shoji and Tokyo Tatemono is terminated.

The annual lease payment under this agreement was $144,000 for the fiscal year ended March 31, 2011.

Opnext Japan Secondment Agreement

Opnext Japan, Inc. and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals, which provides for the details of the secondment of Hitachi employees to Opnext Japan, Inc. Hitachi is entitled to terminate the secondment agreement at any time.

As of March 31, 2010, there were seven seconded employees. Expenses associated with these employees were $1,127,000 for the fiscal year ended March 31, 2011.

Opto Device Secondment Agreements

Opto Device entered into one-year secondment agreements respectively with Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS, one of Hitachi’s wholly owned subsidiaries, effective October 1, 2002 with automatic annual renewals. Hitachi and HTS are each entitled to terminate the secondment agreements at any time.

As of March 31, 2011, there were no seconded employees.

Capital Leases with Hitachi Capital Corporation

Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. For the fiscal year ended March 31, 2011, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $26.1 million. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment as stated in the lease contracts.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following summarizes the aggregate fees paid to Ernst & Young LLP, the Company’s registered independent accounting firm, for the fiscal years ended March 31, 2011 and 2010:

	Year Ended
	March 31, 2011	March 31, 2010
Audit Fees (1)	$991,800	$1,020,000
Audit-Related Fees (2)	22,000	30,000
Tax Fees (3)	131,550	89,000
All Other Fees (4)	—	139,000
Total Fees	$1,145,350	$1,278,000

(1)	Audit fees consist primarily of fees billed in connection with the annual audit of the consolidated financial statements of Opnext, Inc. and its subsidiaries, including review of the consolidated unaudited quarterly financial statements, by Ernst & Young, LLP and the fees billed in connection with Ernst & Young LLP’s report on internal control over financial reporting.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements of Opnext, Inc. and its subsidiaries, including review services performed in connection with the Company’s 401(k) benefit plan performed during the fiscal years ended March 31, 2011 and 2010.
(3)	Tax fees consist of fees billed for professional services rendered for tax-related matters associated with Opnext Germany GmbH, transfer pricing analyses and documentation and miscellaneous tax-related consultations.
(4)	All other fees consist of fees paid for review services performed in connection with acquisition activities.

From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, the Audit Committee has approved all audit and permissible non-audit services prior to such services being provided by Ernst & Young. The Audit Committee, or one or more of its designated members that have been granted authority by the Audit Committee, meets to approve each audit or non-audit service prior to the engagement of Ernst & Young for such service. Each such service approved by one or more of the authorized and designated members of the Audit Committee is presented to the entire Audit Committee at a subsequent meeting.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of the services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year ended March 31, 2011, all services were pre-approved in accordance with these procedures.

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

(a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Index

Exhibit No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

Exhibit No.	Description of Document
10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(3)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(4)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(5)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(6)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(6)

10.28	Lease Agreement, made as of March 14, 2006, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(5)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

Exhibit No.	Description of Document
10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

21	List of Subsidiaries.(6)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPNEXT, INC.

	By:	/s/ Harry L. Bosco
Harry L. Bosco, President,
Chief Executive Officer and Director

	By:	/s/ Robert J. Nobile
Robert J. Nobile,
Dated: July 29, 2011		Chief Financial Officer and Senior Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

*	Director and Co-Chairman of the Board
Dr. David Lee

*	Director
Charles J. Abbe

*	Director
Kendall W. Cowan

*	Director
Dr. Isamu Kuru

*	Director
Ryuichi Otsuki

*	Director
John F. Otto, Jr.

*	Director
Philip F. Otto

*	Director
William L. Smith

* By	/s/ Robert J. Nobile
Attorney-in-fact

Dated: July 29, 2011

Exhibit Index

Exhibit No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(1)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

Exhibit No.	Description of Document

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(3)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(4)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(5)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(6)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(6)

10.28	Lease Agreement, made as of March 14, 2006, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(6)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(5)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

21	List of Subsidiaries.(6)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.