Form 10-Q
period 2011-06-30
OPNEXT INC
filed 2011-08-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33306
OPNEXT, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

46429 Landing Parkway	94538
Fremont, California	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of July 26, 2011, 90,296,136 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Opnext, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,263 and $1,210 of restricted cash at June 30 and March 31, 2011, respectively	$97,161	$100,284
Trade receivables, net, including $6,949 and $8,557 due from related parties at June 30 and March 31, 2011, respectively	60,866	70,701
Inventories	116,814	118,588
Prepaid expenses and other current assets	10,137	7,458

Total current assets	284,978	297,031
Property, plant, and equipment, net	58,401	59,992
Purchased intangibles	15,289	17,076
Other assets	276	258

Total assets	$358,944	$374,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $5,467 and $6,191 due to related parties at June 30 and March 31, 2011, respectively	$50,190	$63,383
Accrued expenses	22,392	23,771
Short-term debt	18,623	18,055
Capital lease obligations	13,942	13,513

Total current liabilities	105,147	118,722
Capital lease obligations	12,134	12,554
Other long-term liabilities	7,363	6,855

Total liabilities	124,644	138,131

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,554,309 issued, 90,286,951 outstanding, at June 30, 2011 and; 91,363,613 issued, 90,028,612 outstanding at March 31, 2011	902	900
Additional paid-in capital	726,762	724,775
Accumulated deficit	(511,224)	(504,977)
Accumulated other comprehensive income	18,179	15,701
Treasury stock, at cost: 109,270 shares at June 30, 2011 and 58,630 shares at March 31, 2011	(319)	(173)

Total shareholders’ equity	234,300	236,226

Total liabilities and shareholders’ equity	$358,944	$374,357

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2011	2010
Revenues, including $7,769 and $6,014 from related parties for the three-month periods ended June 30, 2011 and 2010, respectively	$93,085	$78,866
Cost of sales	71,338	62,630
Amortization of acquired developed technology	1,445	1,445

Gross margin	20,302	14,791
Research and development expenses, including $1,015 and $916 incurred with related parties for the three-month periods ended June 30, 2011 and 2010, respectively	13,478	16,382
Selling, general and administrative expenses, including $1,212 and $976 incurred with related parties for the three-month periods ended June 30, 2011 and 2010, respectively	14,451	14,276
Amortization of purchased intangibles	342	342
Gain on disposal of property and equipment	(125)	(11)

Operating loss	(7,844)	(16,198)
Gain on sale of technology assets, net	2,078	—
Interest expense, net	(219)	(186)
Other income (expense), net	(148)	145

Loss before income taxes	(6,133)	(16,239)
Income tax expense	(114)	(21)

Net loss	$(6,247)	$(16,260)

Net loss per share:
Basic and diluted	$(0.07)	$(0.18)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	90,206	89,873
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,247)	$(16,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,157	5,754
Stock-based compensation expense	1,902	2,053
Amortization of purchased intangibles	1,787	1,787
Gain on disposal of property and equipment	(125)	(11)
Gain on sale of technology assets, net	(2,078)	—
Changes in assets and liabilities:
Trade receivables, net	10,541	(8,751)
Inventories	4,056	(5,389)
Prepaid expenses and other current assets	(2,480)	(2,888)
Other assets	(13)	42
Trade payables	(14,457)	1,363
Accrued expenses and other liabilities	(771)	2,637

Net cash used in operating activities	(1,728)	(19,663)

Cash flows from investing activities
Capital expenditures	(1,601)	(3,115)
Proceeds from disposal of property and equipment	148	—
Proceeds from sale of technology assets, net	2,078	—

Net cash provided by (used in) investing activities	625	(3,115)

Cash flows from financing activities
Payments on capital lease obligations	(2,297)	(2,635)
Restricted shares repurchased	(145)	—
Exercise of stock options	85	38

Net cash used in financing activities	(2,357)	(2,597)

Effect of foreign currency exchange rates on cash and cash equivalents	337	(382)

Decrease in cash and cash equivalents	(3,123)	(25,757)
Cash and cash equivalents at beginning of period	100,284	132,643

Cash and cash equivalents at end of period	$97,161	$106,886

Non-cash financing activities
Capital lease obligations incurred	$(1,487)	$(2,865)
The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Background and Basis of Presentation
     Opnext, Inc. and subsidiaries (which may be referred to in these financial statements as “OPI,” “Opnext,” the “Company,” “we,” “us,” or “our”) is a leading designer and manufacturer of optical subsystems, modules and components that enable high-speed telecommunications and data communications networks, as well as lasers and infrared light-emitting diodes (LEDs) for industrial and commercial applications.
     The financial information for the Company as of June 30, 2011, and for the three-month periods ended June 30, 2011 and 2010, is unaudited and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 14, 2011, as amended.
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
     Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for trade receivables, trade payables, accrued expenses and short-term debt approximate fair value due to their immediate to short-term maturity.
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
     As of June 30 and March 31, 2011, the Company had $59.6 million of money market funds classified as cash and cash equivalents that were recorded at fair value based on Level 1 quoted market prices. At June 30, 2011, the Company had four forward foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million classified in other current assets recorded at a fair value of $0.4 million and at March 31, 2011 the Company had three forward foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million classified in accrued expenses recorded at a fair value of $0.3 million, based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 120 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $24.0 million in aggregate at any point in time during the three-month period ended June 30, 2011. For the three-month period ended June 30, 2010, total realized benefits of $0.1 million were recorded on the foreign currency exchange forward contracts and were included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.
     Recent Accounting Pronouncements
     In June 2011, the FASB issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income. This guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.
3. Restructuring Charges
     On March 31, 2009, in connection with the restructuring subsequent to the acquisition of StrataLight Communications, Inc. (“StrataLight”) the Company recorded liabilities of $1.1 million, which included severance and related benefit charges of approximately $0.3 million resulting from workforce reductions across the Company and facility charges of approximately $0.7 million for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California.
     As of June 30, 2011, the Company had no recorded liabilities related to the facility consolidation and no recorded liabilities related to workforce reduction. As of March 31, 2011, the Company had no recorded liabilities related to workforce reduction and recorded liabilities related to facility consolidation charges of $0.2 million. The Company’s accrual for and the change in its restructuring charges for the three-month periods ended June 30, 2011 and 2010, were as follows:

	Three Months
	Ended	Three Months Ended
	June 30, 2011	June 30, 2010
		Workforce
(in thousands)	Facilities	Reduction	Facilities
Beginning accrual balance	$154	$121	$502
Restructuring charges:
Cost of goods sold	—	27	—
Research and development expense	—	156	—
Sales, general and administrative expense	—	29	—
Sales, general and administrative expense adjustments	(124)	—	—
Cash payments	(30)	(333)	(75)

Ending accrual balance	$—	$—	$427

4. Inventories
     Components of inventories are summarized as follows:

	June 30,	March 31,
(in thousands)	2011	2011
Raw materials	$66,441	$64,144
Work-in-process	17,013	17,783
Finished goods	33,360	36,661

Inventories	$116,814	$118,588

     Inventories included $21.0 million and $19.6 million of inventory consigned to customers and contract manufacturers at June 30 and March 31, 2011, respectively.
5. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following:

	June 30,	March 31,
(in thousands)	2011	2011
Machinery, electronic, and other equipment	$285,418	$282,064
Computer software	20,251	19,974
Building improvements	6,248	6,115
Construction-in-progress	6,422	5,233

Total property, plant, and equipment	318,339	313,386
Less accumulated depreciation and amortization	(259,938)	(253,394)

Property, plant, and equipment, net	$58,401	$59,992

     Property, plant and equipment included capitalized leases of $63.8 million and $67.3 million at June 30 and March 31, 2011, respectively, and related accumulated depreciation of $35.6 million and $37.9 million at June 30 and March 31, 2011, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $0.3 million and $0.2 million for the three-month periods ended June 30, 2011 and 2010, respectively.
6. Intangible Assets
     As a result of the StrataLight acquisition, the Company recorded $46.1 million of intangible assets, including $28.9 million of developed product research with a weighted average life of five years, $13.1 million assigned to order backlog with a weighted average life of seven months and $4.1 million assigned to customer relationships with a weighted average life of three years.
     The components of the intangible assets at June 30, 2011 were as follows:

	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product research	$28,900	$(14,323)	$14,577
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(3,388)	712

Total intangible assets	$46,100	$(30,811)	$15,289

     Intangible assets amortization expense was $1.8 million for both three-month periods ended June 30, 2011 and 2010. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2011:

(in thousands)
Year Ended March 31,	Amount
2012 (Remaining)	$5,048
2013	5,780
2014	4,461

Total	$15,289

Sale of Technology Assets
     On February 9, 2011, Opnext Subsystems, Inc., our wholly owned subsidiary (“Opnext Subsystems”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission to Juniper for $26.0 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. The Company incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. Juniper has assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.
7. Income Taxes
     During the three-month period ended June 30, 2011, the Company recorded $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     During the three-month period ended June 30, 2010, the Company had insignificant of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. In other profitable tax jurisdictions, the Company did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     As of June 30, 2011, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of June 30 and March 31, 2011.
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
     The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return and the State of Texas is currently examining StrataLight’s 2008 Texas Franchise Tax Report. As of June 30, 2011, no material adjustments had been proposed.
8. Stockholders’ Equity
     Common and Preferred Stock
     The Company is authorized to issue 150 million shares of $0.01 par value common stock and 15 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of June 30, 2011, no shares of preferred stock had been issued.
     On May 23, 2011, the Company repurchased 51,000 shares of common stock at a cost of $2.86 per share in connection with the payment of the tax withholding obligation related to the issuance of stock bonus awards to certain employees. These shares were recorded at cost.
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
     The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30
(in thousands)	2011	2010
Net loss, basic and diluted	$(6,247)	$(16,260)
Denominator:
Weighted average shares outstanding — basic and diluted	90,206	89,873

Basic and diluted net loss per share	$(0.07)	$(0.18)

     The following table summarizes the potential additional dilution arising from shares of common stock of the Company issuable at the end of each period but that have been excluded as their effect is anti-dilutive.

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Stock options	13,826	14,851
Stock appreciation rights	490	516
Restricted stock units and other	546	391

Total	14,862	15,758

10. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income as of June 30 and March 31, 2011 were as follows:

	June 30,	March 31,
(in thousands)	2011	2011
Foreign currency translation adjustment	$17,709	$15,879
Unrealized income (loss) on foreign currency forward contracts	354	(271)
Defined benefit plan costs, net	116	93

Accumulated other comprehensive income	$18,179	$15,701

The components of comprehensive loss for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Net loss	$(6,247)	$(16,260)
Foreign currency translation adjustment	1,830	1,703
Change in valuation of foreign currency forward contracts	625	637
Change in defined benefit plan actuarial assumptions	23	21

Total comprehensive loss	$(3,769)	$(13,899)

11. Employee Benefits
     The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company generally matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributed up to a maximum of two-thirds of the first six percent of compensation an employee contributed. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.2 million for the three-month period ended June 30, 2011. The Company suspended its matching contributions during the fiscal years ended March 31, 2010 and 2011 and, thus, the Company made no matching contribution to the Plan for the three-month period ended June 30, 2010. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month periods ended June 30, 2011 and 2010.
     The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million for each of the three-month periods ended June 30, 2011 and 2010. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
     Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 30 and March 31, 2011, there were no plan assets. Net periodic benefit costs for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
(in thousands)	June 30,
	2011	2010
Pension benefit:
Service cost	$276	$239
Interest cost	34	25
Amortization of prior service cost	23	21

Net pension plan loss	$333	$285

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%
Salary increase rate	2.5%	2.7%
Expected residual active life	14.9 years	15.5 years

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan follows:

	Three Months Ended June 30,
(in thousands)	2011	2010
Benefit obligation at beginning of period	$6,617	$4,957
Service cost	276	239
Interest cost	34	25
Benefits paid	(8)	(35)
Foreign currency translation	215	292

Benefit obligation at end of period	$7,134	$5,478

	June 30,	March 31,
	2011	2011
Amount recognized in the consolidated balance sheet:
Accrued liabilities	$188	$182
Other long-term liabilities	6,640	6,435

Net amount recognized	$6,828	$6,617

Amounts recognized in accumulated other comprehensive income:
Net unrealized actuarial gain	$305	$353
Prior service cost	(189)	(260)

Accumulated other comprehensive income	$116	$93

     The Company estimates the future benefit payments for the defined benefits plan will be as follows: $0.2 million in 2012, $0.1 million in 2013, $0.4 million in 2014, $0.3 million in 2015, $0.5 million in 2016 and $3.6 million in aggregate over the five years 2017 through 2021.
12. Stock-Based Incentive Plans
     The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of June 30, 2011, this plan had 12.6 million shares of common stock available for future grants.
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
     The following table presents a summary of restricted stock unit activity:

		Weighted-		Average
	Restricted	Average	Aggregate	Remaining
	Stock	Grant Date	Intrinsic	Vesting
	Units	Fair Value	Value	Period
(in thousands)		(per share)		(in years)
Non-vested balance at March 31, 2011	207	$2.11
Vested	(75)	2.56
Converted	—	—

Non-vested balance at June 30, 2011	132	$1.85	$302	0.6

Vested at June 30, 2011	414	$2.33	$944

     During the three-month period ended June 30, 2011, the Company did not issue any restricted stock units. The non-vested balance at June 30, 2011 represented issuances to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $0.2 million and $0.1 million was recognized for all awards in the three-month periods ended June 30, 2011 and 2010, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $0.1 million at June 30, 2011.

Employee Incentive Award Program
     On June 29, 2011, the compensation committee (the “Committee”) of the board of directors of the Company approved an annual incentive award program (the “Program”) for the Company’s fiscal year ending March 31, 2012. The Program provides for the payment of fully vested shares of the Company’s common stock under the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended, based upon the achievement of pre-established corporate and/or individual performance objectives established by the Committee. The Program is in lieu of an annual cash bonus opportunity for participants in the Program for the Company’s fiscal year ending March 31, 2012 and will be administered by the Committee.
     Employees of the Company at specified grade levels, including the Company’s executive officers, are eligible to participate in the Program. The individual performance objectives relate to certain functional goals established by the Committee based on the recipient’s position within the Company, and include, without limitation, goals relating to product delivery and support, organizational and leadership development, market position, operational and departmental objectives, financial and strategic objectives, and supplier related objectives. The Company performance objectives relate to the Company’s achievement of a minimum level of operating income and, for certain recipients, the achievement of other financial goals established for the Company or particular business units of the Company, including, without limitation, contribution margin, inventory management and other operational objectives. The achievement of any performance objectives will be determined by the Committee in its sole discretion. An employee’s right to receive a stock bonus under the Program is subject to and conditioned on his or her active employment with the Company in good standing on the date on which the shares related to such stock bonus are issued. Any payments under the Program are expected to be made following the first regularly scheduled meeting of the Committee that occurs after the close of the Company’s fiscal year ending March 31, 2012 in accordance with the Company’s equity grant policies.
     Compensation expense associated with the Program for the three-month period ended June 30, 2011 was $0.3 million. At June 30, 2011, $0.9 million of additional compensation expense was anticipated to be recorded over the remainder of the fiscal year ending March 31, 2012.
     Stock Options
     Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant and generally have a ten- or seven-year life. At June 30 and March 31, 2011, the Company had 1,010,000 and 1,000,000 outstanding options that were granted to Hitachi Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the three-month periods ended June 30, 2011 and 2010, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation and the assumptions noted in the following table:

	Three Months Ended
	June 30,
	2011	2010
Expected term (in years)	4.75	4.75
Volatility	79.9%	83.8%
Risk-free interest rate	1.70%	1.92%
Forfeiture rate	10.0%	10.0%
     Compensation expense for employee stock option awards was $1.4 million and $1.6 million for the three-month periods ended June 30, 2011 and 2010, respectively. At June 30, 2011, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $8.6 million and will be recognized over the remaining weighted average vesting period of approximately two years. The weighted average fair value of options granted were $1.81 and $1.33 during the three-month periods ended June 30, 2011 and 2010, respectively.
     A summary of stock option activity follows:

		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
(in thousands, except per share amounts)		(per share)		(in years)
Balance at March 31, 2011	12,725	$5.68
Granted	1,405	2.86
Forfeited or expired	(249)	2.43
Exercised	(55)	1.69

Balance at June 30, 2011	13,826	$5.46	$1,283	5.6

Options exercisable at June 30, 2011	7,529	$7.54	$608	4.3

     The following table summarizes information concerning outstanding and exercisable options at June 30, 2011:

(in thousands, except per share amounts)	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
		(in years)			(in years)
$0.78 — $1.68	925	6.3	$1.66	555	5.6	$1.66
$1.74 — $2.86	7,539	6.3	2.31	2,608	4.7	2.22
$4.47 — $8.89	2,438	4.8	5.98	1,564	4.6	6.06
$11.34 — $15.00	2,924	1.9	14.36	2,802	1.7	14.49

Total	13,826			7,529

     Stock Appreciation Rights (SAR)
     The Company has awarded stock appreciation rights to its employees in Japan and China. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. During the three-month period ended June 30, 2011, the Company granted 7,000 stock appreciation rights requiring settlement in cash which vest in four years with a seven-year contract life. These rights had a Black-Scholes fair value of $1.81 per award based on an exercise price of $2.86, a risk-free rate of 1.70% and a volatility rate of 79.9%. As of June 30, 2011, the Company had 554,000 SARs outstanding, 490,000 requiring settlement in the Company’s stock with average remaining lives of 3.0 years and 64,000 requiring settlement in cash with average remaining lives of 4.7 years.
     No compensation expense was recorded for vested stock appreciation rights requiring settlement in the Company’s stock for the three-month period ended June 30, 2011 and $12,000 of compensation expense was recorded for the three-month period ended June 30, 2010. At June 30, 2011, the total compensation expense related to these stock appreciation rights had been fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.
13. Short-Term Debt
     The Company entered into a 2.0 billion yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. As of June 30 and March 31, 2011, the outstanding loan balance was $18.6 million or 1.5 billion yen and $18.0 million or 1.5 billion yen, respectively. Interest is paid monthly, at TIBOR plus a premium, and was paid at a rate of 1.73% for the three-month period ended June 30, 2011 and a rate that ranged from 1.26% to 1.50% during the three-month period ended June 30, 2010. Interest expense related to the loan for the three-month periods ended June 30, 2011 and 2010 was $0.1 million for both periods.
     Total interest expense for the three-month periods ended June 30, 2011 and 2010 was $0.2 million and consisted of interest expense on short-term debt and capitalized leases.
14. Concentrations of Risk
     At June 30 and March 31, 2011, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.
     The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three months ended June 30, 2011, sales to two customers in aggregate, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Wuhan FiberHome International Technologies Co., Ltd. represented 39.6% of total revenues. For the three months ended June 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co., Ltd. (“Huawei”) represented 51.0% of total revenues. No other customer accounted for more than ten percent of revenues in either of these periods. At June 30, 2011, Cisco and Hitachi in aggregate accounted for 26.4% of total accounts receivable in aggregate and at March 31, 2011, Hitachi and Huawei in aggregate accounted for 27.2% of accounts receivable.

15. Commitments and Contingencies
     The Company leases buildings and certain other property. Rental expense under these operating leases was $0.7 million and $0.9 million for three-month periods ended June 30, 2011 and 2010, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at June 30, 2011:

(in thousands)	Capital	Operating
Year ending March 31:	Leases	Leases
2012 (Remaining)	$9,549	$2,067
2013	9,173	1,481
2014	3,589	810
2015	3,318	473
2016	2,046	442
Thereafter	60	—

Total minimum lease payments	27,735	$5,273

Less amount representing interest	(1,659)

Present value of capitalized payments	26,076
Less current portion	(13,942)

Long-term portion	$12,134

     As of June 30, 2011, the Company had outstanding purchase commitments of $70.8 million, primarily for the purchase of raw materials expected to be transacted within the next fiscal year.
     The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows:

	Three Months Ended June 30,
(in thousands)	2011	2010
Beginning balance	$3,838	$7,583
Warranty provision on products sold	424	326
Warranty claims processed	(664)	(437)
Warranty expirations and changes to prior estimates	(455)	(500)
Foreign currency translation	68	95

Ending balance	$3,211	$7,067

     On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“OPJ” or “Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. The Company intends to defend itself vigorously in this litigation and is unable to estimate the potential loss that could result.
     On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million yen.
16. Related Party Transactions
     OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. Opnext Japan, was established on September 28, 2000, and on January 31, 2001, Hitachi contributed the fiber optic components business of its telecommunications system division (the “Predecessor Business”) to OPJ. On July 31, 2001, Hitachi contributed 100% of the shares of OPJ to OPI in exchange for 100% of OPI’s capital stock. In a subsequent transaction on July 31, 2001, Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, and Clarity Opnext Holdings II, LLC together purchased a 30% interest in OPI’s capital stock.
     Opto Device, Ltd. (“OPD”) was established on February 8, 2002, and on October 1, 2002 OPD acquired the opto device business (the “OPD Predecessor Business”) from Hitachi. Also on October 1, 2002, OPI acquired 100% of the shares of OPD from Hitachi. Effective March 1, 2003, OPD was merged into OPJ.

     The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $7.8 million and $6.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. Purchases from Hitachi and its subsidiaries were $5.5 million and $6.2 million for the three-month periods ended June 30, 2011 and 2010, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $0.9 million and $0.6 million for the three-month periods ended June 30, 2011 and 2010, respectively. At June 30 and March 31, 2011, the Company had accounts receivable from Hitachi and its subsidiaries of $6.9 million and $8.6 million, respectively. In addition, at June 30 and March 31, 2011, the Company had accounts payable to Hitachi and its subsidiaries of $5.5 million and $6.2 million, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.
Opnext Japan, Inc. Related Party Agreements
     In connection with the transfer of the Predecessor Business from Hitachi to OPJ and the contribution of the stock of OPJ to the Company, the following related party agreements were entered into:
Sales Transition Agreement
     Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $0.3 million and $0.4 million for the three-month periods ended June 30, 2011 and 2010, respectively.
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
     In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication Technologies, Ltd., licenses certain intellectual property rights to Opnext Japan on a fully paid, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication Technologies, Ltd., on a fully paid, nonexclusive basis, in each case on the terms and subject to the conditions stated therein.
Opnext Japan Research and Development Agreement
     Opnext Japan and Hitachi are parties to a research and development agreement, pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the Opnext Japan Research and Development Agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include OPD under the same terms and conditions as Opnext Japan and to expand the scope to include research and development support related to the OPD Predecessor Business. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $0.9 million and $0.8 million for the three-month periods ended June 30, 2011 and 2010, respectively.
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
Preferred Provider and Procurement Agreements
     Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the general arrangements established by these agreements. Sales under these arrangements were $7.8 million and $6.0 million for the three-month periods ended June 30, 2011 and 2010, respectively.

Raw Materials Supply Agreement
     Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangements established by the agreement. Purchases under the arrangement were $5.5 million and $6.2 million for the three-month periods, ended June 30, 2011 and 2010, respectively. At June 30, 2011, Opnext had accounts payable to Hitachi and its subsidiaries of $5.5 million pursuant to such purchases.
Outsourcing Agreement
     Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to this agreement were $0.9 million and $0.6 million for the three-month periods ended June 30, 2011 and 2010, respectively.
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
Secondment Agreements
     Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were seven seconded employees at each of June 30 and March 31, 2011.
Lease Agreements
     Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $0.2 million for the three-month periods ended June 30, 2011 and 2010.

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
Lease Agreement
     OPD leases certain manufacturing and administrative premises from an entity in which Hitachi is a joint venture partner. The lease expires on March 31, 2016. The lease payments for these properties were insignificant for the three-month periods ended June 30, 2011 and 2010.
17. Operating Segments and Geographic Information
Operating Segments
     The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication, data communication, industrial and commercial applications.
Geographic Information

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Revenues:
Americas	$40,607	$34,822
Asia Pacific, excluding Japan	24,790	16,354
Europe	15,256	17,275
Japan	12,432	10,415

Total	$93,085	$78,866

     Revenues attributed to geographic areas are based on the bill-to location of the customer.

	June 30,	March 31,
(in thousands)	2011	2011
Assets:
North America	$201,844	$208,356
Japan	142,146	144,696
Europe	14,954	21,305

Total	$358,944	$374,357

     The geographic designation of assets represents the country in which title is held.
18. Subsequent Events
     The Company has determined that there are no material recognized or unrecognized subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
  Forward-Looking Statements
     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include current and future economic conditions and events and their impact on us and our customers, the strength of telecommunications and data communications markets, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this quarterly report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 14, 2011. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on June 14, 2011.
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
     We have sales and marketing offices strategically located in close proximity to our major customers in the U.S., Europe, Japan and China. We also have research and development facilities that are co-located with each of our manufacturing facilities in the U.S. and Japan. In addition, we use contract manufacturers that are located in China, Japan, the Philippines, Taiwan, Thailand and the U.S. Certain of our contract manufacturers that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.
  Japan Earthquake and Tsunami
     On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks from the earthquake. These geological events caused significant damage in the region, including severe damage to nuclear power plants, and impacted Japan’s power and other infrastructure as well as its economy.
     Our industrial and commercial production facility located in Komoro, Japan and our Tokyo sales office were undamaged by the earthquake and operations at these facilities resumed shortly following the earthquake. Our module assembly facility in Totsuka, Japan suffered minor disruption from the earthquake and production at this facility was reinstated on March 21, 2011. While our chip production facility in Totsuka also suffered minor damage, production at this facility did not fully resume until mid-April, however, due to the time required to recalibrate and verify the proper operation of the equipment. While certain of our suppliers located in Japan were also impacted by the earthquake and tsunami, we were able to obtain alternative sources of supply or implement other measures.
     We were also impacted by power outages in the Totsuka area in April, 2011 and we have completed the installation of backup power systems to mitigate the impact of any future interruptions. Notwithstanding our efforts, uncertainty exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.
     The ten-day interruption in our module manufacturing operations resulted in some loss of revenue in the fiscal quarters ended March 31 and June 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million and $0.2 million of idle capacity costs in the fiscal quarters ended March 31 and June 30, 2011, respectively.

  Sale of Technology Assets
     On February 9, 2011, Opnext Subsystems, Inc., our wholly-owned subsidiary (“Opnext Subsystems”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem Application Specific Integrated Circuits used for long haul/ultra-long optical transmission to Juniper for $26 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. Juniper has assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.
  Revenues
     Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 91.0% and 91.5% of our total revenues during the three-month periods ended June 30, 2011 and 2010, respectively. Sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 54.4% and 70.8% of our total revenues during the three-month periods ended June 30, 2011 and 2010, respectively. Sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 36.6% and 20.7% of our total revenues during the three-month periods ended June 30, 2011 and 2010, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.
     The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month period ended June 30, 2011, sales to two customers in aggregate, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Wuhan FiberHome Technologies, Ltd., represented 39.6% of our total revenues. For the three-month period ended June 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co. Ltd. (“Huawei”), represented 51.0% of our total revenues, respectively. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.
     During the three-month periods ended June 30, 2011 and 2010, sales attributed to the Americas represented 43.6% and 44.2% of total revenues, sales attributed to Asia Pacific (excluding Japan) represented 26.6% and 20.7% of total revenues, sales attributed to Europe represented 16.4% and 21.9% of total revenues, and sales attributed to Japan represented 13.4% and 13.2% of total revenues, respectively.
     Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended June 30, 2011 and 2010, 13.3% and 13.8% of our sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.
  Cost of Sales and Gross Margin
     Our cost of sales primarily consists of materials, including components, that are either assembled at one of our three internal manufacturing facilities or at one of several of our contract manufacturing partners or procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or, in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.
     Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. During the three-month periods ended June 30, 2011 and 2010, approximately 36.6% and 41.1%, respectively, of our cost of sales were denominated in Japanese yen.
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

  Research and Development Expenses
     Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $0.9 million and $0.8 million of expenses in connection with these agreements during the three-month periods ended June 30, 2011 and 2010, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and the expenses associated with other contract research and development related services.
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
  Inventory
     Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise carry. As of June 30, 2011 and 2010, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $9.5 million and $7.2 million, respectively.
  Income Taxes
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
     The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return and the State of Texas is currently examining StrataLight’s 2008 Texas Franchise Tax Report. As of June 30, 2011, there were no material proposed adjustments.
Factors That May Influence Future Results of Operations
  Global Economic Conditions
     In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, the adverse effects of the ongoing sovereign debt crisis in Europe, difficulties associated with increasing the debt ceiling in the United States, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the cost or decrease the availability of credit, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

  Japan Earthquake and Tsunami
     The March 11, 2011 earthquake and tsunami in Japan resulted in a ten-day interruption in our manufacturing operations at our module assembly facility in Totsuka, Japan and an approximate five-week disruption to full production at our chip production facility also located in Totsuka. Certain of our suppliers located in Japan were also impacted by the earthquake and tsunami, and in certain instances we had to obtain alternative sources of supply or implement other measures.
     These events in Japan caused significant damage to Japan’s power infrastructure and, during March and April 2011, we were impacted by power outages in the Totsuka area. While we have installed backup power systems to mitigate the impact of any future interruptions, uncertainty still exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.
  Fluctuations of the Japanese Yen and the U.S. Dollar
     The Japanese yen has appreciated significantly relative to the U.S. dollar in the past several years. For example, one U.S. dollar approximated 100 Japanese yen on March 31, 2008, 88 Japanese yen on June 30, 2010 and 81 Japanese yen on June 30, 2011. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and U.S. dollar because certain of our sales, costs and expenses and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and U.S. dollar impact both our revenues and our operating costs. Our sales denominated in Japanese yen represented 13.3% and 13.8% of our revenues in the three-month periods ended June 30, 2011 and 2010, respectively. The percentage of our cost of sales denominated in Japanese yen during the three-month periods ended June 30, 2011 and 2010 were 36.6% and 41.1%, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we expect the percentage of cost of sales denominated in Japanese yen to diminish as we expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. Nonetheless, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations. In addition, to the extent we continue to generate a significant portion of our sales in Japanese yen or other currencies, our future revenues will continue to be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.
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
     We experienced five consecutive quarterly declines in sales of our 40Gbps subsystems products through the quarter ended June 30, 2010 and sales of such products have since been volatile. For example, sales of 40Gbps subsystems were $4.6 million, $8.7 million and $5.9 million in the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively. Reoccurrence of an unfavorable sales trend in these products or other 40Gbs and above products could negatively affect future gross margins, given that our gross margins are generally higher on these products.
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
Results of Operations for the Three-Month Periods Ended June 30, 2011 and 2010
     The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(as percentage of sales)
Revenues	$93,085	$78,866	100.0%	100.0%
Cost of sales	71,338	62,630	76.6%	79.4%
Amortization of developed product research	1,445	1,445	1.6%	1.8%

Gross margin	20,302	14,791	21.8%	18.8%
Research and development expenses	13,478	16,382	14.5%	20.8%
Selling, general and administrative expenses	14,451	14,276	15.5%	18.1%
Amortization of purchased intangibles	342	342	0.4%	0.4%
Gain on disposal of property and equipment	(125)	(11)	(0.1)%	(0.0)%

Operating loss	(7,844)	(16,198)	(8.4)%	(20.6)%
Interest expense, net	(219)	(186)	(0.2)%	(0.2)%
Other income (expense), net	(148)	145	(0.2)%	0.2%
Gain on sale of technology assets, net	2,078	—	2.2%

Loss before income taxes	(6,133)	(16,239)	(6.6)%	(20.6)%
Income tax expense	(114)	(21)	(0.1)%	(0.0)%

Net loss	$(6,247)	$(16,260)	(6.7)%	(20.6)%

Comparison of the Three-Month Periods Ended June 30, 2011 and 2010
     Revenues. Revenues increased $14.2 million, or 18.0%, to $93.1 million, compared to $78.9 million for the three-month period ended June 30, 2010. Revenue from sales of 40Gbps and above products increased $17.8 million, or 109.2%, to $34.1 million compared to the three-month period ended June 30, 2010, primarily as a result of an increase in sales of 40Gbps and 100Gbps modules. Revenue from sales of 10Gbps and below products decreased $5.3 million, or 9.4%, to $50.6 million compared to the three-month period ended June 30, 2010 primarily due to lower sales of 300 PIN and XFP modules partially offset by higher X2 and SFP+ module sales. Revenue from sales of our industrial and commercial products increased $1.7 million, or 25.4%, to $8.4 million compared to the three-month period ended June 30, 2010.
     Gross Margin. Gross margin increased $5.5 million, or 37.3%, to $20.3 million, compared to $14.8 million for the three-month period ended June 30, 2010. Gross margin for the three-month period ended June 30, 2011 included a $2.5 million negative effect from foreign currency exchange rate fluctuations, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended June 30, 2011 and 2010 included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. In addition, gross margin for the three-month periods ended June 30, 2011 and 2010 included charges of $1.4 million and $0.7 million, respectively, for excess and obsolete inventory.
     Gross margin as a percentage of sales increased to 21.8% for the three-month period ended June 30, 2011, from 18.8% for the corresponding period in 2010 due to higher sales volumes, the favorable impact of higher 40Gbps and above product sales and lower average per unit material and outsourcing costs, partially offset by lower average selling prices and the negative effect from fluctuations in foreign currency exchange rates.
     Research and Development Expenses. Research and development expenses decreased $2.9 million to $13.5 million for the three-month period ended June 30, 2011, from $16.4 million for the three-month period ended June 30, 2010, despite a $0.9 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 14.5% for the three-month period ended June 30, 2011, from 20.8% for the corresponding period in 2010, as a result of lower material and outsourcing costs associated with new product introductions and lower employee related costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million to $14.5 million for the three-month period ending June 30, 2011, from $14.3 million for the three-month period ended June 30, 2010. Selling, general and administrative expenses decreased as a percentage of sales to 15.5% for the three-month period ended June 30, 2011, from 18.1% for the corresponding period in 2010, notwithstanding a $0.6 million increase from fluctuations in foreign currency exchange rates.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for each of the three-month periods ended June 30, 2011 and 2010, and all such amortization related to customer relationships.
     Gain on Sale of Property and Equipment. Gain on sale of property and equipment was $125,000 and $11,000 for the three-month periods ended June 30, 2011 and 2010, respectively.
     Gain on Sale of Technology Assets, Net. Gain on sale of technology assets, net was $2.1 million for the three-month period ended June 30, 2011. Total proceeds of $2.5 million were partially offset by $0.4 million of associated direct expenses.
     Interest Expense, Net. Interest expense, net, was $0.2 million for each of the three-month periods ended June 30, 2011 and 2010 and consisted of interest expense on short-term debt and capital lease obligations partially offset by interest income earned on cash and cash equivalents.
     Other Income (Expense), net. Other Expense, net, was $0.1 million for the three-month period ended June 30, 2011 and other income, net was $0.1 million for the three-month period ended June 30, 2010 and consisted primarily of net exchange losses and gains on foreign currency transactions.
     Income Tax Expense . During the three-month period ended June 30, 2011, we recorded $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. The Company is subject to taxation in the United States, Japan and various state, local and other foreign jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     During the three-month period ended June 30, 2010, we recorded an insignificant amount of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other profitable tax jurisdictions, we did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.
     Because of the uncertainty regarding the timing and extent of future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     During the three-month period ended June 30, 2011, cash and cash equivalents decreased by $3.1 million to $97.2 million from $100.3 million at March 31, 2011. This decrease consisted of $1.7 million of net cash used in operating activities, $2.3 million of capital lease payments and $1.6 million of capital expenditures, partially offset by $2.1 million of net proceeds from the sale of technology assets, a $0.3 million benefit from the effects of foreign currency exchange rates and $0.1 million of proceeds from the sale of fixed assets. Net cash used in operating activities primarily reflected our net loss of $6.2 million excluding a $2.1 million net gain on sale of technology assets and a $0.1 million gain on disposal of property and equipment, and an increase in net current assets excluding cash and cash equivalents of $3.1 million, partially offset by depreciation and amortization of $6.1 million, non-cash stock-based compensation expense of $1.9 million and amortization of purchased intangibles of $1.8 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from a decrease in accounts payable and accrued expenses and an increase in prepaid and other current assets partially offset by lower accounts receivable and lower levels of inventory. During the three-month period ended June 30, 2011, we also entered into $1.5 million of new capital lease obligations.
     We believe that existing cash and cash equivalents will be sufficient to fund our anticipated cash needs for at least the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if available, there can be no assurance as to the terms on which funds might be available. In addition, unprecedented volatility in the global credit markets may affect the availability and cost of funding in the future. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.
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
     To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended June 30, 2011 and 2010, 13.3% and 13.8%, respectively, of our sales were denominated in Japanese yen and 1.5% and 0.9%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.
     To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month periods ended June 30, 2011 and 2010, approximately 36.6% and 41.1%, respectively, of our cost of sales were denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish, as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.
     To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange rate fluctuations. During the three-month periods ended June 30, 2011 and 2010, approximately 44.3% and 35.8%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.
     To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in foreign currency exchange rates. If the exchange rate of the Japanese yen in relation to the U.S dollar had appreciated by ten percent during the three-month period ending June 30, 2011, our operating loss would have increased by approximately $2.8 million. If the exchange rate had depreciated by ten percent during the three-month period ending June 30, 2011, our operating loss would have been reduced by approximately $2.3 million.
     As of June 30, and March 31, 2011, we had net payable positions of $9.4 million and $10.7 million, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At June 30, 2011, we had four forward currency exchange contracts in place with an aggregate nominal value of $18.0 million, and at March 31, 2011, we had three forward currency exchange contracts in place with an aggregate nominal value of $18.0 million, with expiration dates of 120 days or less to hedge a portion of this risk. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. We have estimated that a 10% fluctuation in the Japanese yen between June 30, 2011 and the maturity date of the foreign currency exchange forward contracts currently held would lead to a gain of $2.2 million if the Japanese yen were to appreciate or a loss of $1.5 million if the Japanese yen were to depreciate and the contracts were held to maturity.
     We have entered into a short-term yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At June 30 and March 31, 2011, the outstanding loan balance was $18.6 million and $18.0 million, respectively. The increase of $0.6 million was due to changes in foreign currency exchange rates. Interest is paid monthly, at TIBOR plus a premium, and was paid at a rate of 1.73% for the three-month period ended June 30, 2011 and a rate that ranged from 1.26% to 1.50% during the three-month period ended June 30, 2010. Total interest expense was $80,000 and $77,000 for the three-month periods ended June 30, 2011 and 2010, respectively.
     To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of June 30 and March 31, 2011, we had $97.2 million and $100.3 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.
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
  Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 14, 2011 (the “Annual Report”), for a description of material legal proceedings not in the ordinary course of business as updated through the filing date of such Annual Report. There have been no material developments with respect to legal proceedings since the filing of the Annual Report.
Item 1A. Risk Factors.
     There have been no material changes to our risk factors as previously disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under
Period	Purchased	Unit)	Programs	Plans or Programs
April 1, 2011 — April 30, 2011	—	—	—	—
May 1, 2011 — May 31, 2011	50,640 (1)	$2.86 (1)	—	—
June 1, 2011 — June 30, 2011	—	—	—	—
Total	50,640
(1) On May 23, 2011, the Company repurchased 50,640 shares of common stock at a cost of $2.86 per share in connection with the payment of the tax withholding obligation related to the issuance of stock bonus awards to certain employees.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

Exhibit
No.	Description of Document
4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

Exhibit
No.	Description of Document
10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.28	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

Exhibit
No.	Description of Document
10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.

(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.
By:	/s/ Harry Bosco
Harry Bosco
Chief Executive Officer and President

By:	/s/ Robert J. Nobile
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: August 9, 2011

Exhibit Index

Exhibit
No.	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(1)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(1)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(1)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(1)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(1)

10.3+	Opnext, Inc. 2001 Long-Term Stock Incentive Plan.(1)

10.4+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(1)

10.4a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(1)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(1)

10.4c+	Form of Amendment to Stock Appreciation Right Agreement.(4)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(1)

10.6	Research and Development Agreement, dated as of July 31, 2001, by and among Hitachi, Ltd., Opnext Japan, Inc. and Opto Device, Ltd. as amended.(1)

Exhibit
No.	Description of Document
10.7	Research and Development Agreement, dated as of July 31, 2002, by and between Hitachi, Ltd. and Opnext, Inc., as amended.(1)

10.8	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.9	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.10	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(1)

10.11	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(1)

10.12	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(1)

10.13	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(1)

10.14	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(1)

10.15	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(1)

10.16	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(1)

10.17	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(1)

10.18	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(1)

10.19	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(1)

10.20	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(1)

10.21+	Non-Competition Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.22+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(2)

10.23+	Amended and Restated Employment Agreement, dated as of July 29, 2008, between Opnext, Inc. and Michael C. Chan.(4)

10.24+	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Opnext, Inc. and Robert J. Nobile.(5)

10.25+	Amended and Restated Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Gilles Bouchard.(6)

10.26+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(7)

10.27	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(7)

10.28	Lease Agreement, made as of March 14, 2006 , between Los Gatos Business Park and StrataLight Communications, Inc.(7)

Exhibit
No.	Description of Document
10.29	Lease Agreement, made as of February 1, 2008, and amended June 2, 2008, between Los Gatos Business Park and StrataLight Communications, Inc.(7)

10.30+	First Amendment to Employment Agreement, dated as of May 15, 2009, between Opnext, Inc. and Michael Chan.(6)

10.31+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(7)

10.32+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(8)

10.33+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(9)

10.34	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(10)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.

(10)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.