Form 10-Q
period 2011-09-30
OPNEXT INC
filed 2011-11-09
CIK 1157780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33306

OPNEXT, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3761205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

46429 Landing Parkway
Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑

As of October 27, 2011, 90,304,067 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Opnext, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,263 and $1,210 of restricted cash at September 30 and March 31, 2011, respectively	$90,493	$100,284
Trade receivables, net, including $4,464 and $8,557 due from related parties at September 30 and March 31, 2011, respectively	64,911	70,701
Inventories	120,592	118,588
Prepaid expenses and other current assets	8,341	7,458

Total current assets	284,337	297,031
Property, plant, and equipment, net	57,404	59,992
Purchased intangibles	13,502	17,076
Other assets	239	258

Total assets	$355,482	$374,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $6,377 and $6,191 due to related parties at September 30 and March 31, 2011, respectively	$51,692	$63,383
Accrued expenses	23,133	23,771
Short-term debt	19,465	18,055
Capital lease obligations	14,513	13,513

Total current liabilities	108,803	118,722
Capital lease obligations	11,407	12,554
Other long-term liabilities	8,001	6,855

Total liabilities	128,211	138,131

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,571,424 issued, 90,304,067 outstanding, at September 30, 2011 and; 91,363,613 issued, 90,028,612 outstanding at March 31, 2011	902	900
Additional paid-in capital	728,418	724,775
Accumulated deficit	(521,179)	(504,977)
Accumulated other comprehensive income	19,449	15,701
Treasury stock, at cost: 109,270 shares at September 30, 2011 and 58,630 shares at March 31, 2011	(319)	(173)

Total shareholders’ equity	227,271	236,226

Total liabilities and shareholders’ equity	$355,482	$374,357

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues, including $4,303 and $6,514 from related parties for the three-month periods, and $12,071 and $12,527 from related parties for the six-month periods, ended September 30, 2011 and 2010, respectively	$86,029	$86,376	$179,114	$165,242
Cost of sales	67,299	67,344	138,637	129,974
Amortization of acquired developed technology	1,445	1,445	2,890	2,890

Gross margin	17,285	17,587	37,587	32,378
Research and development expenses, including $1,061 and $986 incurred with related parties for the three-month periods, and $2,076 and $1,902 incurred with related parties for the six-month periods, ended September 30, 2011 and 2010, respectively	14,008	16,442	27,486	32,824
Selling, general and administrative expenses, including $1,297 and $1,220 incurred with related parties for the three-month periods, and $2,509 and $2,196 incurred with related parties for the six-month periods, ended September 30, 2011 and 2010, respectively	13,489	14,128	27,940	28,404
Amortization of purchased intangibles	342	342	684	684
Loss (gain) on disposal of property and equipment	—	250	(125)	239

Operating loss	(10,554)	(13,575)	(18,398)	(29,773)
Gain on sale of technology assets, net	—	—	2,078	—
Interest expense, net	(209)	(203)	(428)	(389)
Other income (expense), net	848	(623)	700	(478)

Loss before income taxes	(9,915)	(14,401)	(16,048)	(30,640)
Income tax expense	(40)	(26)	(154)	(47)

Net loss	$(9,955)	$(14,427)	$(16,202)	$(30,687)

Net loss per share:
Basic and diluted	$(0.11)	$(0.16)	$(0.18)	$(0.34)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	90,300	89,889	90,232	89,881

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(16,202)	$(30,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,566	11,801
Amortization of purchased intangibles	3,574	3,574
Stock-based compensation expense	3,530	3,944
(Gain) loss on disposal of property and equipment	(125)	239
Gain on sale of technology assets, net	(2,078)	—
Changes in assets and liabilities:
Trade receivables, net	6,381	(13,119)
Inventories	3,622	(9,480)
Prepaid expenses and other current assets	(730)	(3,160)
Other assets	26	68
Trade payables	(14,983)	9,551
Accrued expenses and other liabilities	803	1,379

Net cash used in operating activities	(3,616)	(25,890)

Cash flows from investing activities
Capital expenditures	(3,837)	(5,189)
Proceeds from disposal of property and equipment	148	—
Proceeds from sale of technology assets, net	2,078	—

Net cash used in investing activities	(1,611)	(5,189)

Cash flows from financing activities
Payments on capital lease obligations	(4,650)	(5,593)
Restricted shares repurchased	(145)	—
Exercise of stock options	113	55

Net cash used in financing activities	(4,682)	(5,538)

Effect of foreign currency exchange rates on cash and cash equivalents	118	1,488

Decrease in cash and cash equivalents	(9,791)	(35,129)
Cash and cash equivalents at beginning of period	100,284	132,643

Cash and cash equivalents at end of period	$90,493	$97,514

Non-cash financing activities
Capital lease obligations incurred	$(2,495)	$(8,422)

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

The financial information for the Company as of September 30, 2011, and for the three-month and six-month periods ended September 30, 2011 and 2010, is unaudited and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 14, 2011, as amended.

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

As of September 30 and March 31, 2011, the Company had $59.6 million of money market funds classified as cash and cash equivalents that were recorded at fair value based on Level 1 quoted market prices. At September 30, 2011, the Company had three forward foreign currency exchange contracts in place with an aggregate nominal value of $6.0 million classified in accrued expenses and recorded at a fair value of less than $0.1 million and at March 31, 2011 the Company had three forward foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million classified in accrued expenses and recorded at a fair value of $0.3 million, in each case based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts have expiration dates of 120 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $24.0 million in aggregate at any point in time during the six-month period ended September 30, 2011. For each of the three-month and six-month periods ended September 30, 2011, a total realized gain of $0.9 million was recorded on the foreign currency exchange forward contracts and was included in cost of goods sold. For the three-month and six-month periods ended September 30, 2010, the total realized benefits from the foreign currency exchange forward contracts were $0.6 million and $0.8 million, respectively. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

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

3. Restructuring Charges

On March 31, 2009, in connection with the restructuring subsequent to the acquisition of StrataLight Communications, Inc. (“StrataLight”), the Company recorded liabilities of $1.1 million, which included severance and related benefit charges of approximately $0.3 million resulting from workforce reductions across the Company and facility charges of approximately $0.7 million for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California.

As of September 30, 2011, the Company had no recorded liabilities related to the facility consolidation and no recorded liabilities related to workforce reduction. As of March 31, 2011, the Company had no recorded liabilities related to workforce reduction and recorded liabilities related to facility consolidation of $0.2 million. The Company’s accrual for and the change in its restructuring charges for the six-month periods ended September 30, 2011 and 2010, were as follows (in thousands):

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
	Facilities	Workforce Reduction	Facilities
Beginning accrual balance	$154	$121	$502
Restructuring charges:
Cost of goods sold	—	27	—
Research and development expense	—	201	—
Sales, general and administrative expense	—	53	—
Sales, general and administrative expense adjustments	(124)	—	—
Cash payments	(30)	(402)	(171)

Ending accrual balance	$—	$—	$331

4. Inventories

Components of inventories are summarized as follows (in thousands):

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Raw materials	$73,424	$64,144
Work-in-process	15,090	17,783
Finished goods	32,078	36,661

Inventories	$120,592	$118,588

Inventories included $21.0 million and $19.6 million of inventory consigned to customers and contract manufacturers at September 30 and March 31, 2011, respectively.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Machinery, electronic, and other equipment	$298,865	$282,064
Computer software	20,619	19,974
Building improvements	6,989	6,115
Construction-in-progress	6,938	5,233

Total property, plant, and equipment	333,411	313,386
Less accumulated depreciation and amortization	(276,007)	(253,394)

Property, plant, and equipment, net	$57,404	$59,992

Property, plant and equipment included assets under capitalized leases of $67.1 million and $67.3 million at September 30 and March 31, 2011, respectively, and related accumulated depreciation of $39.8 million and $37.9 million at September 30 and March 31, 2011, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense. Amortization of computer software costs was $0.3 million and $0.2 million for the three-month periods, and $0.6 million and $0.4 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

6. Intangible Assets

As a result of the StrataLight acquisition, the Company recorded $46.1 million of intangible assets, including $28.9 million of developed product research with a weighted average life of five years, $13.1 million assigned to order backlog with a weighted average life of seven months, and $4.1 million assigned to customer relationships with a weighted average life of three years.

The components of the intangible assets at September 30, 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product research	$28,900	$(15,769)	$13,131
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(3,729)	371

Total intangible assets	$46,100	$(32,598)	$13,502

Intangible assets amortization expense was $1.8 million for each of the three-month periods, and $3.6 million for each of the six-month periods ended September 30, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2011 (in thousands):

Year Ended March 31,	Amount
2012 (Remaining)	$3,261
2013	5,780
2014	4,461

Total	$13,502

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems, Inc., our wholly owned subsidiary (“Opnext Subsystems”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application- specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26.0 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. The Company incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. Juniper assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.

7. Income Taxes

During the three-month period ended September 30, 2011, the Company recorded current income tax expense of less than $0.1 million attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other profitable tax jurisdictions, the Company did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During the six-month period ended September 30, 2011, the Company recorded $0.2 million of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During the three-month and six-month periods ended September 30, 2010, the Company recorded current income tax expense of less than $0.1 million attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

As of September 30, 2011, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of September 30 and March 31, 2011.

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

The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return and the State of Texas is currently examining StrataLight’s 2008 Texas Franchise Tax Report. As of September 30, 2011, no material adjustments had been proposed.

8. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 150 million shares of $0.01 par value common stock and 16 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of September 30, 2011, no shares of preferred stock had been issued.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	00000000	00000000	00000000	00000000
	Three Months Ended September 30		Six Months Ended September 30,
	2011	2010	2011	2010
Net loss, basic and diluted	$(9,955)	$(14,427)	$(16,202)	$(30,687)
Denominator:
Weighted average shares outstanding — basic and diluted	90,300	89,889	90,232	89,881

Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.18)	$(0.34)

The following table summarizes the potential additional dilution arising from shares of common stock of the Company issuable at the end of each period but that have been excluded as their effect is anti-dilutive (in thousands).

	000000000	000000000	000000000	000000000
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Stock options	12,447	14,397	12,447	14,397
Stock appreciation rights	480	516	480	516
Restricted stock units and other	846	339	846	339

Total	13,773	15,252	13,773	15,252

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30 and March 31, 2011 were as follows (in thousands):

	$000.00	$000.00
	September 30, 2011	March 31, 2011
Foreign currency translation adjustment	$19,315	$15,879
Unrealized income (loss) on foreign currency forward contracts	(7)	(271)
Defined benefit plan costs, net	141	93

Accumulated other comprehensive income	$19,449	$15,701

The components of comprehensive loss for the three-month and six-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(9,955)	$(14,427)	$(16,202)	$(30,687)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,606	3,677	3,436	5,380
Change in valuation of foreign currency forward contracts	(361)	(175)	264	462
Change in defined benefit plan actuarial assumptions	25	23	48	44

Total comprehensive loss	$(8,685)	$(10,902)	$(12,454)	$(24,801)

11. Employee Benefits

The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company generally matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributes up to a maximum of two-thirds of the first six percent of compensation contributed. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.2 million for the three-month period, and $0.3 million for the six-month period, ended September 30, 2011. The Company suspended its matching contributions during the fiscal years ended March 31, 2010 and 2011 and, thus, the Company made no matching contribution to the Plan for the three-month and six-month periods ended September 30, 2010. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month and six-month periods ended September 30, 2011 and 2010.

The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.3 million and $0.2 million for the three-month periods, and $0.5 million and $0.4 million for the six-month periods, ended September 30, 2011 and 2010, respectively. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 30 and March 31, 2011, there were no plan assets. Net periodic benefit costs for the three-month and six-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	00000000	00000000	00000000	00000000
	Three Months Ended September 30,		Six Months Ended September 30,
Pension benefit:	2011	2010	2011	2010
Service cost	$289	$256	$565	$495
Interest cost	35	27	69	52
Amortization of prior service cost	25	22	48	43

Net pension plan loss	$349	$305	$682	$590

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.5%	2.7%	2.5%	2.7%
Expected residual active life	14.9 years	15.5 years	14.9 years	15.5 years

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan is as follows (in thousands):

	$000.00	$000.00
	Six Months Ended September 30,
	2011	2010
Projected benefit obligation at beginning of period	$6,617	$4,957
Service cost	565	495
Interest cost	69	52
Benefits paid	(64)	(35)
Foreign currency translation	542	621

Project benefit obligation at end of period	$7,729	$6,090

	$00000.00	$00000.00
Amount recognized in the consolidated balance sheet as follows:	September 30, 2011	March 31, 2011
Accrued liabilities	$162	$182
Other long-term liabilities	7,567	6,435

Net amount recognized	$7,729	$6,617

Amounts recognized in accumulated other comprehensive income as follows:
Net unrealized actuarial gain	$368	$353
Prior service cost	(227)	(260)

Accumulated other comprehensive income	$141	$93

The Company estimates the future benefit payments for the defined benefits plan will be $0.2 million in 2012, $0.1 million in 2013, $0.4 million in 2014, $0.3 million in 2015, $0.5 million in 2016 and $3.6 million in aggregate over the five years 2017 through 2021.

12. Stock-Based Incentive Plans

The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended, provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of September 30, 2011, this plan had 13.4 million shares of common stock available for future grants.

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

The following table presents a summary of restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Average Remaining Vesting Period
	(in thousands)	(per share)	(in thousands)	(in years)
Non-vested balance at March 31, 2011	207	$2.11
Vested	(75)	2.56
Converted	—	—

Non-vested balance at September 30, 2011	132	$1.85	$166	0.3

Vested at September 30, 2011	414	$2.33	$517

During the six-month period ended September 30, 2011, the Company did not issue any restricted stock units. The non-vested balance at September 30, 2011 represented issuances to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $0.1 million was recognized for all awards in each of the three-month periods, and $0.2 million was recognized for all awards in each of the six-month periods, ended September 30, 2011 and 2010, respectively. Total unamortized compensation expense to be recognized over the remaining vesting period for all non-forfeited awards was $0.1 million at September 30, 2011.

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

Compensation expense associated with the Program for the three-month and six-month periods ended September 30, 2011 was $0.1 million and $0.4 million, respectively. At September 30, 2011, $0.2 million of additional compensation expense was anticipated to be recorded over the remainder of the fiscal year ending March 31, 2012.

On July 18, 2011, 300,000 awards consisting of restricted shares of the Company’s common stock were issued related to a key employee incentive award program. These shares were issued with a fair value of $2.21 per share and vest in two equal installments on the first and second anniversaries of the date of issuance. Total compensation expense associated with the program for the three-month period ended September 30, 2011 was $0.1 million. At September 30, 2011, the total compensation costs related to the unvested common stock awards but not recognized was $0.6 million and will be recognized over the remaining vesting period.

Stock Options

Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant and generally have a ten- or seven-year life. At March 31, 2011, the Company had 1,010,000 and 1,000,000 outstanding options that were granted to Hitachi Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the six-month periods ended September 30, 2011 and 2010, respectively. During the three-month period ended September 30, 2011, the 1,000,000 options granted to Clarity Partners, L.P. expired unexercised.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation and the assumptions noted in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	4.75	4.75	4.75	4.75
Volatility	80.3%	80.3%	79.9%	83.7%
Risk-free interest rate	1.04%	1.46%	1.69%	1.91%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%

Compensation expense for employee stock option awards was $1.4 million and $2.0 million for the three-month periods, and $2.8 million and $3.6 million for the six-month periods, ended September 30, 2011 and 2010, respectively. At September 30, 2011, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $7.0 million and will be recognized over the remaining weighted average vesting period of 2.4 years. The weighted average fair value of options granted were $0.83 and $1.12 during the three-month periods, and $1.79 and $1.33 during the six-month periods, ended September 30, 2011 and 2010, respectively.

A summary of stock option activity follow:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
	(in thousands)	(per share)	(in thousands)	(in years)
Balance at March 31, 2011	12,725	$5.68
Granted	1,428	2.83
Forfeited or expired	(1,634)	11.10
Exercised	(72)	1.69

Balance at September 30, 2011	12,447	$4.66	$3	6.4

Options exercisable at September 30, 2011	7,703	$5.96	$3	6.1

The following table summarizes information concerning outstanding and exercisable options at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price (in thousands)
$0.78 — $1.68	884	6.1	$1.66	527	5.3	$1.67
$1.74 — $2.86	7,358	6.3	2.32	3,236	5.8	2.23
$4.47 — $8.89	2,405	4.5	5.98	2,141	4.2	5.93
$11.34 — $15.00	1,800	2.7	13.97	1,799	2.7	13.97

Total	12,447			7,703

Stock Appreciation Rights (SAR)

The Company has awarded stock appreciation rights to its employees in Japan and China. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. During the six-month period ended September 30, 2011, the Company granted 9,100 stock appreciation rights requiring settlement in cash which vest in four years with a seven-year contract life. These rights had a Black-Scholes average fair value of $1.56 per award based on an exercise price of $2.23, a risk-free rate of 1.51% and a volatility rate of 80.0%. As of September 30, 2011, the Company had 547,000 SARs outstanding, 481,000 requiring settlement in the Company’s stock with average remaining lives of 3.0 years and 66,000 requiring settlement in cash with average remaining lives of 4.3 years.

No compensation expense was recorded for vested stock appreciation rights requiring settlement in the Company’s stock for the six-month period ended September 30, 2011 and $46,000 of compensation expense was recorded for the six-month period ended September 30, 2010. At September 30, 2011, the total compensation expense related to these stock appreciation rights had been fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.

13. Short-Term Debt

The Company entered into a 2.0 billion yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. As of September 30 and March 31, 2011, the outstanding loan balance was $19.5 million or 1.5 billion yen, and $18.0 million or 1.5 billion yen, respectively. Interest is paid monthly, at prime rate plus a premium, and was paid at a rate of 1.73% for the three-month and six-month periods ended September 30, 2011. Interest expense related to the loan was $0.1 million for each of the three-month periods, and $0.2 million for each of the six-month periods, ended September 30, 2011 and 2010, respectively.

Total interest expense was $0.2 million for each of the three-month periods, ended September 30, 2011 and 2010, and $0.5 million and $0.4 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

14. Concentrations of Risk

At September 30 and March 31, 2011, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. In each of the three-month and six month periods ended September 30, 2011, sales to Cisco Systems, Inc. and subsidiaries (“Cisco”) represented more than ten percent of revenues. For the three-month and six-month period ended September 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co., Ltd. (“Huawei”), represented 47.1% and 48.9% of revenues, respectively. No other customer accounted for more than ten percent of revenues in any of these periods. At September 30, 2011, Cisco and Flextronics International Ltd., and subsidiaries (“Flextronics”) in aggregate accounted for 26.4% of total accounts receivable and at March 31, 2011, Hitachi and Huawei in aggregate accounted for 27.2% of total accounts receivable.

15. Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $0.9 million for each of the three-month periods, and $1.6 million and $1.8 million for the six-month periods ended September 30, 2011 and 2010, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at September 30, 2011(in thousands):

	$000000.00	$000000.00
Year ending March 31:	Capital Leases	Operating Leases
2012 (Remaining)	$6,817	$1,499
2013	9,932	2,004
2014	4,031	811
2015	3,743	473
2016	2,395	442
Thereafter	362	—

Total minimum lease payments	27,280	$5,229

Less amount representing interest	(1,360)

Present value of capitalized payments	25,920
Less current portion	(14,513)

Long-term portion	$11,407

As of September 30, 2011, the Company had outstanding purchase commitments of $65.2 million, primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows (in thousands):

	$000000.00	$000000.00
	Six Months Ended September 30,
	2011	2010
Beginning balance	$3,838	$7,583
Warranty provision on products sold	511	992
Warranty claims processed	(1,034)	(1,331)
Warranty expirations and changes to prior estimates	(820)	(1,919)
Foreign currency translation	156	207

Ending balance	$2,651	$5,532

On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“OPJ” or “Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million yen in royalty damages. Opnext Japan filed its answer on May 7, 2008 stating therein its belief that it does not infringe the Furukawa Patent and that the Furukawa Patent is invalid. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 5, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan. The Company intends to defend itself vigorously in this litigation.

On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million yen. On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain integrable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan is seeking an injunction as well as damages in the amount of 200.0 million yen.

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (“Tyco”) filed a complaint against the Company in the Supreme Court of the State of New York, alleging that the Company failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between the Company and Tyco. The complaint seeks contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deems just and proper. The Company filed a motion to dismiss this complaint on October 14, 2011. The Company intends to defend itself vigorously in this litigation.

16. Related Party Transactions

OPI was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. As of March 31, 2011, Hitachi held approximately 31% of OPI’s outstanding common stock and one executive of Hitachi is a member of OPI’s Board of Directors.

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $4.3 million and $6.5 million for the three-month periods, and $12.1 million and $12.5 million for the six-month periods, ended September 30, 2011 and 2010, respectively. Purchases from Hitachi and its subsidiaries were $6.7 million and $7.0 million for the three-month periods and $12.2 million, and $13.2 million for the six-month periods, ended September 30, 2011 and 2010, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $1.0 million and $0.9 million for the three-month periods, and $1.9 million and $1.4 million for the six-month periods, ended September 30, 2011 and 2010, respectively. At September 30 and March 31, 2011, the Company had accounts receivable from Hitachi and its subsidiaries of $4.5 million and $8.6 million, respectively. In addition, at September 30 and March 31, 2011, the Company had accounts payable to Hitachi and its subsidiaries of $6.4 million and $6.2 million, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $0.3 million and $0.3 million for the three-month periods, and $0.6 million and $0.7 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

Intellectual Property License Agreements

Opnext Japan and Hitachi are parties to two intellectual property license agreements pursuant to which Hitachi licenses certain intellectual property rights to Opnext Japan on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis and Opnext Japan licenses certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to Opnext Japan to the extent that Hitachi has the right to make available such rights to Opnext Japan in accordance with the terms and subject to the conditions stated therein.

In October 2002, Opnext Japan and Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, entered into an intellectual property license agreement pursuant to which Hitachi Communication Technologies, Ltd. licenses certain intellectual property rights to Opnext Japan on a fully paid, nonexclusive basis, and Opnext Japan licenses certain intellectual property rights to Hitachi Communication Technologies, Ltd. on a fully paid, nonexclusive basis, in each case on the terms and subject to the conditions stated therein.

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to the Opnext Japan Research and Development Agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. The term of agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1.0 million and $0.9 million for the three-month periods, and $1.9 million and $1.7 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

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

Preferred Provider and Procurement Agreements

        Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the general arrangements established by these agreements. Sales under these arrangements were $4.3 million and $6.5 million for the three-month periods, and $12.1 million and $12.5 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

Raw Materials Supply Agreement

Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangements established by the agreement. Purchases under the arrangements were $6.7 million and $7.0 million for the three-month periods, and $12.2 million and $13.2 million for the six-month periods, ended September 30, 2011 and 2010, respectively. At September 30, 2011, Opnext had accounts payable to Hitachi and its subsidiaries of $6.4 million pursuant to such purchases.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to these arrangements were $1.0 million and $0.9 million for the three-month periods, and $1.9 million and $1.4 million for the six-month periods, ended September 30, 2011 and 2010, respectively.

Software User License Agreement with Renesas Technology

Opnext Japan and Renesas Technology, a subsidiary of Hitachi, are parties to a software user license agreement pursuant to which Renesas Technology grants to Opnext Japan a non-exclusive, royalty-free, fully paid right to duplicate, modify or alter proprietary software for use in developing, manufacturing and selling Opnext Japan’s products, which includes Renesas Technology’s microcomputer product or a version of the program for such product. The agreement also grants Opnext Japan the right to sublicense to third parties the right to use a copy of such proprietary software as a component part of Opnext Japan’s products, including the right to sublicense to a third party service provider for purposes of production of such software or manufacturing of Opnext Japan’s products. The initial agreement had a term of one year with automatic one-year renewals unless terminated earlier by mutual agreement. The current term expires on October 20, 2012.

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and seven seconded employees as of September 30 and March 31, 2011, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the lease commenced on February 1, 2001 and is renewable annually provided neither party notifies the other of its contrary intent. The current term of the lease expires on September 30, 2012. The annual lease payments for these premises were $0.2 million for each of the three-month periods, and $0.4 million for each of the six-month periods, ended September 30, 2011 and 2010.

In addition, Opnext Japan leases certain manufacturing and administrative premises from Renesas Technology. The lease payments for these properties were less than $0.1 million for each of the three-month and six-month periods ended September 30, 2011 and 2010, respectively.

17. Operating Segments and Geographic Information

Operating Segments

The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication, data communication, industrial and commercial applications.

Geographic Information

	$000000.00	$000000.00	$000000.00	$000000.00
	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:	(in thousands)		(in thousands)
North America	$46,493	$32,561	$87,101	$67,383
Asia Pacific	18,185	21,744	42,974	38,098
Europe	11,521	19,746	26,777	37,021
Japan	9,830	12,325	22,262	22,740

Total	$86,029	$86,376	$179,114	$165,242

Revenues attributed to geographic areas are based on the bill-to location of the customer.

	$00000.00	$00000.00
	September 30, 2011	March 31, 2011
Assets:	(in thousands)
North America	$199,012	$208,356
Japan	142,544	144,696
Europe	13,926	21,305

Total	$355,482	$374,357

The geographic designation of assets represents the country in which title is held.

18. Subsequent Events

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of the Company’s primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. Fabrinet has stated that production at Chokchai will not resume before December 31, 2011, and likely not for significantly longer, if at all. As a result, the Company expects that the flooding will have significant impact on its operations and ability to meet customer demand for its products in the near future. While the Company is still assessing the likely impact of the situation on its financial results for future periods, the Company expects that the resulting loss of revenue in its third fiscal quarter ending December 31, 2011 will be material. For example, during the quarter ended September 30, 2011, products — primarily consisting of 10Gbps modules — manufactured at Chokchai represented $37.3 million, or approximately 43%, of the Company’s total revenue. Multiple factors will affect the extent of revenue loss, including, but not limited to, the Company’s ability to move production to other locations, existing inventory from which to meet customers’ needs, the Company’s ability to locate alternatives in sourcing parts from suppliers that have been impacted by the flooding, the level of demand from customers, and the Company’s ability to incrementally increase production at other facilities.

In addition to the potential loss of revenue, the Company has also experienced some loss of equipment and inventory in connection with the flooding at Fabrinet’s facility, the full extent of which is not yet known. At the time of the flooding, the Company had production equipment at the Chokchai facility, primarily consisting of 10Gbps module test sets, with an original cost of approximately $31.3 million. While some of the more sophisticated measurement equipment escaped damage from the flood waters, the Company is, nonetheless, likely to experience a significant loss of equipment. The Company also had approximately $15.7 million of inventory with Fabrinet in Thailand, consisting of approximately $7.6 million of raw materials and $8.1 million of finished goods. While it appears that most of the finished goods were undamaged, the Company believes most of Fabrinet’s work in process has been damaged, including certain of the Company’s raw materials. Fabrinet maintained insurance for the equipment and inventory located at the facility, but it is not clear that the insurance is compliant with our contractual arrangements with Fabrinet or adequate to fully cover our losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include: the ongoing impact of the flooding in Thailand, including, but not limited to, the possibility that our customers could scale back or cancel orders in light of perceived or real production and delivery constraints, the possibility that we could encounter unexpected difficulties in connection with our efforts to recover the supply chain and production capacity disrupted as a result of the flooding, or the possibility that we could incur material unusual charges and expenses in connection with our recovery efforts; uncertainty surrounding the ongoing impact of the earthquake and tsunami in Japan; the impact of natural events such as severe weather or earthquakes in other locations in which we, our customers, our contract manufacturers, or our suppliers operate; the impact of rapidly changing technologies; the impact of competition on product development and pricing; the success of our research and development efforts; our ability of to source critical parts and to react to changes in general industry and market conditions, including regulatory developments; expenses associated with litigation; rights to intellectual property; market trends and the adoption of industry standards; our ability to realize the value from the acquisition of StrataLight Communications, Inc.; consolidations within or affecting the optical modules and components industry; current and future economic conditions and events and their impact on us and our customers; the strength of telecommunications and data communications markets; competitive market conditions; interest rate levels; volatility in our stock price; and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this quarterly report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 14, 2011. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on June 14, 2011.

Overview and Background

We were incorporated as a wholly owned subsidiary of Hitachi, Ltd., or Hitachi, in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003, we acquired Pine Photonics Communication Inc. (“Pine”) and expanded our product line to include SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. On January 9, 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40Gbps subsystems.

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

Flooding in Thailand

        On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. Fabrinet has stated that production at Chokchai will not resume before December 31, 2011, and likely not for significantly longer, if at all. As a result, we expect that the flooding will have significant impact on our operations and our ability to meet customer demand for our products in the near future. While we are still assessing the likely impact of the situation on our financial results for future periods, we believe the loss of revenue in the third fiscal quarter ending December 31, 2011 will be material. For example, during the quarter ended September 30, 2011, products – primarily consisting of 10Gbps modules – manufactured at Fabrinet’s Chokchai facility represented $37.3 million, or approximately 43%, of our total revenue. Multiple factors will affect the extent of revenue loss, including, but not limited to, our ability to move production to other locations, existing inventory from which to meet customers’ needs, our ability to locate alternatives in sourcing parts from suppliers that have been impacted by the flooding, the level of demand from customers, and our ability to incrementally increase production at other facilities.

In addition to the potential loss of revenue, we have also experienced some loss of equipment and inventory in connection with the flooding at Fabrinet’s facility, the full extent of which is not yet known. At the time of the flooding, we had production equipment at the Chokchai facility, primarily consisting of 10Gbps module test sets, with an original cost of approximately $31.3 million. While some of the more sophisticated measurement equipment escaped damage from the flood waters, we are, nonetheless, likely to experience a significant loss of equipment. We also had approximately $15.7 million of inventory with Fabrinet in Thailand, consisting of approximately $7.6 million of raw materials and $8.1 million of finished goods. While it appears that most of the finished goods were undamaged, we believe most of Fabrinet’s work in process has been damaged, including certain of our raw materials. Fabrinet maintained insurance for the equipment and inventory located at the facility, but it is not clear that the insurance is compliant with our contractual arrangements with Fabrinet or adequate to fully cover our losses.

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

We were also impacted by power outages in the Totsuka area in March and April 2011 and we have completed the installation of backup power systems to mitigate the impact of any future interruptions. Notwithstanding our efforts, uncertainty exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.

The ten-day interruption in our module manufacturing operations resulted in some loss of revenue in the fiscal quarters ended March 31 and June 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million, and $0.2 million, of idle capacity costs in the fiscal quarters ended March 31, and June 30, 2011 respectively.

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems, Inc., our wholly-owned subsidiary (“Opnext Subsystems”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application-specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26 million (the “Purchase Price”), $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. Juniper assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.

Revenues

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 89.5% and 91.1% of our total revenues during the three-month periods, and 90.3% and 91.3% of our total revenues during the six-month periods, ended September 30, 2011 and 2010, respectively. Sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 52.2% and 65.4% of our total revenues during the three-month periods, and 53.3% and 68.0% of our total revenues during the six-month periods, ended September 30, 2011 and 2010, respectively. Sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 37.3% and 25.7% of our total revenues during the three-month periods, and 37.0% and 23.3% of our total revenues during the six-month periods, ended September 30, 2011 and 2010, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month and six-month periods ended September 30, 2011, sales to Cisco Systems, Inc. and subsidiaries (“Cisco”) represented greater the 10% of our total revenues. No other customer accounted for more than ten percent of revenues in any of these periods. For the three-month and six-month periods ended September 30, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co., Ltd. (“Huawei”), represented 47.1% and 48.9% of our total revenues, respectively. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.

During the three-month periods ended September 30, 2011 and 2010, sales attributed to North America represented 54.1% and 37.7% of our total revenues, sales attributed to Asia Pacific (excluding Japan) represented 21.1% and 25.2% of our total revenues, sales attributed to Europe represented 13.4% and 22.9% of our total revenues, and sales attributed to Japan represented 11.4% and 14.3% of our total revenues, respectively. During the six-month periods ended September 30, 2011 and 2010, sales attributed to North America represented 48.7% and 40.8% of our total revenues, sales attributed to Asia Pacific (excluding Japan) represented 24.0% and 23.1% of our total revenues, sales attributed to Europe represented 14.9% and 22.4% of our total revenues, and sales attributed to Japan represented 12.4% and 13.7% of our total revenues, respectively.

Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended September 30, 2011 and 2010, 11.7% and 14.9% of our sales were denominated in Japanese yen, respectively, and for the six-month periods ended September 30, 2011 and 2010, 12.5% and 14.4% of our sales were denominated in Japanese yen, respectively. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials, including components that are either assembled at one of our three internal manufacturing facilities, or at one of our several contract manufacturers or procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or, in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. During the three-month periods ended September 30, 2011 and 2010, 52.0% and 48.3%, respectively, of our cost of sales was denominated in Japanese yen and during the six-month periods ended September 30, 2011 and 2010, 44.1% and 44.9%, respectively, of our cost of sales was denominated in Japanese yen.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $1.0 million and $0.9 million of expenses in connection with these agreements during the three-month periods, and $1.9 million and $1.7 million during the six-month periods, ended September 30, 2011 and 2010, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and the expenses associated with other contract research and development related services.

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

Inventory

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise carry. As of September 30, and March 31, 2011, inventories included $8.8 million and $9.7 million, respectively, of inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements.

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

The Internal Revenue Service is currently examining StrataLight’s 2008 U.S. income tax return and the State of Texas is currently examining StrataLight’s 2008 Texas Franchise Tax Report. As of September 30, 2011, no material adjustments had been proposed.

Factors That May Influence Future Results of Operations

Flooding in Thailand

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. Fabrinet has stated that production at Chokchai will not resume before December 31, 2011, and likely not for significantly longer, if at all. As a result, we expect that the flooding will have significant impact on our operations and our ability to meet customer demand for our products in the near future. While we are still assessing the likely impact of the situation on our financial results for future periods, we believe the loss of revenue in the third fiscal quarter ending December 31, 2011 will be material. For example, during the quarter ended September 30, 2011, products – primarily consisting of 10Gbps modules – manufactured at Fabrinet’s Chokchai facility represented $37.3 million, or approximately 43%, of our total revenue. Multiple factors will affect the extent of revenue loss, including, but not limited to, our ability to move production to other locations, existing inventory from which to meet customers’ needs, our ability to locate alternatives in sourcing parts from suppliers that have been impacted by the flooding, the level of demand from customers, and our ability to incrementally increase production at other facilities.

Global Economic Conditions

In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, the adverse effects of the ongoing sovereign debt crisis in Europe, difficulties associated with increasing the debt ceiling or reducing the overall level of debt in the United States, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the cost or decrease the availability of credit, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Fluctuations of the Japanese Yen and the U.S. Dollar

The Japanese yen has appreciated significantly relative to the U.S. dollar in the past several years. For example, one U.S. dollar approximated 100 Japanese yen on March 31, 2008, 84 Japanese yen on September 30, 2010 and 77 Japanese yen on September 30, 2011. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and U.S. dollar because certain of our sales, costs and expenses and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and U.S. dollar impact both our revenues and our operating costs. Our sales denominated in Japanese yen represented 11.5% and 14.9% of our revenues in the three-month periods, and 12.5% and 14.4% of our revenues for the six-month periods, ended September 30, 2011 and 2010, respectively. The percentage of our cost of sales denominated in Japanese yen was 52.0% and 48.3% for the three month periods, and 44.1% and 44.9% for the six-month periods, ended September 30, 2011 and 2010, respectively. We anticipate that the percentage of our cost of sales denominated in Japanese yen is likely to increase in the near term as we relocate manufacturing capacity impacted by the flooding in Thailand to our facilities in Japan. Over the longer term, however, we would expect the percentage of our cost of sales denominated in Japanese yen to diminish as we expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. As long as a substantial percentage of our cost of sales remains denominated in Japanese yen, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations. In addition, to the extent we continue to generate a significant portion of our sales in Japanese yen or other currencies, our future revenues will continue to be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.

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

Effect of Product Life Cycle and Product Mix on Gross Margins

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

In addition, certain of our customers, particularly the larger China-based OEMs, are developing their own internally produced 40 Gbps modules for use in their systems in addition to purchasing from third party suppliers such as us. We anticipate this trend will continue on a case-by-case basis and that price will continue to be a critical selection factor. Given that our gross margins are generally higher on 40Gbs and above products, continuation of this unfavorable trend could negatively affect future gross margins.

We experienced five consecutive quarterly declines in sales of our 40Gbps subsystems products through the quarter ended June 30, 2010 and sales of such products have since been volatile. For example, sales of 40Gbps subsystems were $8.7 million, $5.9 million and $4.3 million in the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively. Continuation of this unfavorable sales trend in these products or other 40Gbs and above products could negatively affect future gross margins, given that our gross margins are generally higher on these products.

Research and Development Expense

Our research and development expense will vary with our efforts to meet the anticipated market demand for our new and planned products and to support enhancements to our existing products. We believe that focused investments in research and development are critical to our future growth and competitive position and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive and we expect that our financial results will vary depending on the level of such investments in any particular period.

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

Results of Operations for the Three-Month and Six-Month Periods Ended September 30, 2011 and 2010

The following table reflects the results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended September 30,				Six Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
			(as percentage				(as percentage
	(in thousands)		of sales)		(in thousands)		of sales)
Revenues	$86,029	$86,376	100.0%	100.0%	$179,114	$165,242	100.0%	100.0%
Cost of sales	67,299	67,344	78.2%	78.0%	138,637	129,974	77.4%	78.7%
Amortization of developed product research	1,445	1,445	1.7%	1.7%	2,890	2,890	1.6%	1.7%

Gross margin	17,285	17,587	20.1%	20.4%	37,587	32,378	21.0%	19.6%
Research and development expenses	14,008	16,442	16.3%	19.0%	27,486	32,824	15.3%	19.9%
Selling, general and administrative expenses	13,489	14,128	15.7%	16.4%	27,940	28,404	15.6%	17.2%
Amortization of purchased intangibles	342	342	0.4%	0.4%	684	684	0.4%	0.4%
Loss (gain) on disposal of property and equipment	—	250	0.0%	0.3%	(125)	239	(0.1)%	0.1%

Operating loss	(10,554)	(13,575)	(12.3)%	(15.7)%	(18,398)	(29,773)	(10.3)%	(18.0)%
Gain on sale of technology assets, net	—	—	0.0%	0.0%	2,078	—	1.2%	0.0%
Interest expense, net	(209)	(203)	(0.2)%	(0.2)%	(428)	(389)	(0.2)%	(0.2)%
Other income (expense), net	848	(623)	1.0%	(0.7)%	700	(478)	0.4%	(0.3)%

Loss before income taxes	(9,915)	(14,401)	(11.5)%	(16.7)%	(16,048)	(30,640)	(9.0)%	(18.5)%
Income tax expense	(40)	(26)	(0.1)%	(0.0)%	(154)	(47)	(0.0)%	(0.1)%

Net loss	$(9,955)	$(14,427)	(11.6)%	(16.7)%	$(16,202)	$(30,687)	(9.0)%	(18.6)%

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

Revenues. Revenues decreased $0.4 million, or 0.5%, to $86.0 million, compared to $86.4 million for the three-month period ended September 30, 2010. Revenue from sales of 40Gbps and above products increased $9.8 million, or 43.9%, to $32.1 million compared to $22.3 million in the three-month period ended September 30, 2010, primarily as a result of an increase in sales of 40Gbps and 100Gbps modules. Revenue from sales of 10Gbps and below products decreased $11.5 million, or 20.4%, to $44.9 million compared to $56.4 million in the three-month period ended September 30, 2010. The decrease was primarily due to lower sales of 300 PIN and XFP modules, partially offset by higher SFP+ and X2 module sales. Revenue from sales of our industrial and commercial products increased $1.3 million, or 16.9%, to $9.0 million compared to $7.7 million in the three-month period ended September 30, 2010.

Gross Margin. Gross margin decreased $0.3 million, or 1.7%, to $17.3 million, compared to $17.6 million for the three-month period ended September 30, 2010. Gross margin for the three-month period ended September 30, 2011 included a $1.8 million negative effect from foreign currency exchange rate fluctuations, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended September 30, 2011 and 2010 included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. In addition, gross margin for each of the three-month periods ended September 30, 2011 and 2010 included charges of $0.6 million for excess and obsolete inventory.

Gross margin as a percentage of sales decreased to 20.1% for the three-month period ended September 30, 2011, from 20.4% for the corresponding period in 2010 due to lower average selling prices and the negative effect from fluctuations in foreign currency exchange rates, partially offset by higher sales volumes, the favorable impact of higher 40Gbps and above product sales and lower average per unit material and outsourcing costs.

Research and Development Expenses. Research and development expenses decreased $2.4 million to $14.0 million for the three-month period ended September 30, 2011, from $16.4 million for the three-month period ended September 30, 2010, despite a $0.8 million increase from fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 16.3% for the three-month period ended September 30, 2011, from 19.0% for the corresponding period in 2010, as a result of lower material and outsourcing costs associated with new product introductions and lower employee related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million to $13.5 million for the three-month period ending September 30, 2011, from $14.1 million for the three-month period ended September 30, 2010, despite a $0.4 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 15.7% for the three-month period ended September 30, 2011, from 16.4% for the corresponding period in 2010, due to lower employee costs and reduced expenses related to professional services.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for each of the three-month periods ended September 30, 2011 and 2010, and all such amortization related to customer relationships.

Interest Expense, Net. Interest expense, net, was $0.2 million for each of the three-month periods ended September 30, 2011 and 2010 and consisted of interest expense on short-term debt and capital lease obligations partially offset by interest income earned on cash and cash equivalents.

Other Income (Expense), net. Other income, net, was $0.8 million for the three-month period ended September 30, 2011 and consisted primarily of net exchange gains on foreign currency transactions. Other expense, net was $0.6 million for the three-month period ended September 30, 2010 and consisted primarily of net exchange losses on foreign currency transactions.

Income Tax Expense . During the three-month period ended September 30, 2011, we recorded less than $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. In other profitable tax jurisdictions, we did not record income tax expense as the income tax benefits of prior operating losses were used to offset any potential income tax expense. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During the three-month period ended September 30, 2010, we recorded less than $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Because of the uncertainty regarding the timing and extent of future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

Comparison of the Six-Month Periods Ended September 30, 2011 and 2010

Revenues. Overall revenues increased $13.9 million, or 8.4%, to $179.1 million in the six-month period ended September 30, 2011, from $165.2 million in the six-month period ended September 30, 2010. During the six-month period ended September 30, 2011, revenues from sales of our 40Gbps and above products increased $27.6 million, or 71.5%, to $66.2 million, primarily as a result of an increase in 40Gbps and 100Gbps modules sales. Revenue from sales of our 10Gbps and below products decreased $16.8 million, or 14.9%, to $95.5 million compared to $112.3 million in the six-month period ended September 30, 2010, due to lower sales of 300 PIN and XFP modules, partially offset by increased sales of X2 and SFP+ modules. Revenue from sales of our industrial and commercial products increased $3.0 million, or 20.5%, to $17.4 million compared to $14.4 million in the six-month period ended September 30, 2010.

Gross Margin. Gross margin increased $5.2 million, or 16.0%, to $37.6 million in the six-month period ended September 30, 2011, from $32.4 million in the six-month period ended September 30, 2010. Gross margin for the six-month period ended September 30, 2011, included a $3.7 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the six-month periods ended September 30, 2011 and 2010 included $2.9 million of developed product technology amortization expense associated with the acquisition of StrataLight. In addition, gross margin for the six-month periods ended September 30, 2011 and 2010 included charges of $2.0 million and $1.3 million, respectively, for excess and obsolete inventory charges.

As a percentage of sales, gross margin increased to 21.0% for the six-month period ended September 30, 2011, from 19.6% for the six-month period ended September 30, 2010, due to the favorable impact of higher 40Gbps and above sales volumes and lower average per unit material and outsourcing costs, partially offset by the decline in average selling prices and the negative effects of fluctuations in foreign currency exchange rates.

Research and Development Expenses. Research and development expenses decreased by $5.3 million to $27.5 million in the six-month period ended September 30, 2011 from $32.8 million in the six-month period ended September 30, 2010, notwithstanding a $1.8 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 15.3% for the six-month period ended September 30, 2011 from 19.9% for the six-month period ended September 30, 2010, as a result of lower employee costs and reduced expenses for materials and outsourcing services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million to $27.9 million in the six-month period ended September 30, 2011 from $28.4 million in the six-month period ended September 30, 2010, despite a

$0.9 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 15.6% for the six-month period ended September 30, 2011 from 17.2% for the corresponding period in 2010. The decrease in expenses was due primarily to lower employee costs.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.7 million for each of the six-month periods ended September 30, 2011 and 2010 and was entirely related to customer relationships.

Loss (Gain) on Disposal of Property and Equipment. Gain on disposal of property and equipment was $0.1 million for the six-month period ended September 30, 2011 and loss on disposal of property and equipment was $0.2 million for the six-month period ended September 30, 2010.

Gain on Sales of Technology Assets, Net. Gain on sale of technology assets, net was $2.1 million for the six-month period ended September 30, 2011. Total proceeds of $2.5 million were partially offset by $0.4 million of associated direct expenses.

Interest Expense, Net. Interest expense, net was $0.4 million in each of the six-month periods ended September 30, 2011 and 2010. Interest expense, net for the six-month periods ended September 30, 2011 and 2010 primarily consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents. The increase in interest expense primarily reflects the increase in capital lease obligations.

Other Income (Expense), Net. Other income, net was $0.7 million for the six-month period ended September 30, 2011 and consisted primarily of net exchange gains on foreign currency transactions, and other expense, net was $0.5 million in the corresponding period in 2010 and consisted primarily of net exchange losses on foreign currency transactions.

Income Tax Expense. During the six-month period ended September 30, 2011, we recorded $0.2 million of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During the six-month period ended September 30, 2010, we recorded less than $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Liquidity and Capital Resources

During the six-month period ended September 30, 2011, cash and cash equivalents decreased by $9.8 million to $90.5 million from $100.3 million at March 31, 2011. This decrease consisted primarily of $3.6 million of net cash used in operating activities, $4.7 million of capital lease payments and $3.8 million of capital expenditures, partially offset by $2.1 million of net proceeds from the sale of technology assets. Net cash used in operating activities primarily reflected our net loss of $16.2 million, excluding a $2.1 million net gain on sale of technology assets, and an increase in net current assets excluding cash and cash equivalents of $4.9 million, partially offset by depreciation and amortization of $12.6 million, amortization of purchased intangibles of $3.6 million, and non-cash stock-based compensation expense of $3.5 million. The increase in net current assets excluding cash and cash equivalents primarily resulted from a decrease in accounts payable and an increase in prepaid and other current assets, partially offset by lower accounts receivable and lower levels of inventory. During the six-month period ended September 30, 2011, we also entered into $2.5 million of new capital lease obligations.

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

To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended September 30, 2011 and 2010, 11.7% and 14.9%, respectively, of our sales were denominated in Japanese yen and 1.3% and 0.9%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars. For the six-month periods ended September 30, 2010 and 2009, 12.5% and 14.4%, respectively, of our sales were denominated in Japanese yen and 1.4% and 0.9%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month and six-month periods ended September 30, 2011 and 2010, approximately 52.0% and 48.3%, and 44.1% and 44.9%, respectively, of our cost of sales were denominated in Japanese yen. We anticipate that the percentage of our cost of sales denominated in Japanese yen is likely to increase in the near term as we relocate manufacturing capacity impacted by the flooding in Thailand to our facilities in Japan. Over the longer term, however, we would anticipate that the percentage of our cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. As long as a substantial percentage of our cost of sales remains denominated in Japanese yen, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange rate fluctuations. During the three-month and six-month periods ended September 30, 2011 and 2010, approximately 48.8% and 42.5%, and 46.5% and 39.2%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.

To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in foreign currency exchange rates. If the exchange rate of the Japanese yen in relation to the U.S dollar had appreciated by ten percent during the three-month and six-month periods ending September 30, 2011, our operating loss would have increased by approximately $4.2 million and $7.1 million, respectively. If the exchange rate had depreciated by ten percent during the three-month and six-month period ending September 30, 2011, our operating loss would have been reduced by approximately $3.4 million and $5.8 million, respectively.

As of September 30, and March 31, 2011, we had net payable positions of $5.6 million and $10.7 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At September 30, 2011, we had three forward currency exchange contracts in place to hedge a portion of this risk with an aggregate nominal value of $6.0 million, and at March 31, 2011, we had three forward currency exchange contracts in place to hedge a portion of this risk with an aggregate nominal value of $18.0 million, in each case with expiration dates of 120 days or less. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. We have estimated that a 10% fluctuation in the Japanese yen between September 30, 2011 and the maturity date of the foreign currency exchange forward contracts currently held would lead to a gain of $0.6 million if the Japanese yen were to appreciate or a loss of $0.6 million if the Japanese yen were to depreciate and the contracts were held to maturity.

We have entered into a short-term, yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At September 30 and March 31, 2011, the outstanding loan balance was $19.5 million and $18.0 million, respectively. The increase of $1.5 million was due to changes in foreign currency exchange rates. Interest is paid monthly at TIBOR plus a premium, and was paid at a rate of 1.73% for the six-month period ended September 30, 2011 and a rate that ranged from 1.26% to 1.50% during the six-month period ended September 30, 2010.

Total interest expense was $0.2 million for each of the three-month periods, and $0.5 million for each of the six-month periods, ended September 30, 2011 and 2010, respectively.

To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of September 30 and March 31, 2011, we had $90.5 million and $100.3 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“OPJ” or “Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 5, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan. The Company intends to defend itself vigorously in this litigation.

On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million yen.

On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan is seeking an injunction as well as damages in the amount of 200.0 million yen.

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (“Tyco”) filed a complaint against the Company in the Supreme Court of the State of New York, alleging that the Company failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between the Company and Tyco. The complaint seeks contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deems just and proper. The Company filed a motion to dismiss this complaint on October 14, 2011. The Company intends to defend itself vigorously in this litigation.

Item 1A.	Risk Factors.

There have been no material changes to our risk factors as previously disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

10.1+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Michael Chan, dated August 23, 2011.(2)

10.2+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Robert J. Nobile, dated August 16, 2011.(2)

10.3+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Justin J. O’Neill, dated August 23, 2011.(2)

Exhibit No.	Description of Document

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.

By:	/s/ HARRY BOSCO
Harry Bosco
Chief Executive Officer and President

By:	/s/ ROBERT J. NOBILE
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: November 9, 2011

Exhibit Index

Exhibit No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

10.1+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Michael Chan, dated August 23, 2011.(2)

10.2+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Robert J. Nobile, dated August 16, 2011.(2)

10.3+	Second Amended and Restated Employment Agreement by and between Opnext, Inc. and Justin J. O’Neill, dated August 23, 2011.(2)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.