Form 10-Q
period 2011-12-31
OPNEXT INC
filed 2012-02-09
CIK 1157780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 9, 2012, 90,304,067 shares of the registrant’s common stock were outstanding.

Page
PART I — Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	3

Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2011 and 2010	4

Unaudited Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended December 31, 2011 and 2010	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. (Removed and Reserved)	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Opnext, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,264 and $1,210 of restricted cash at December 31 and March 31, 2011, respectively	$85,215	$100,284
Trade receivables, net, including $9,152 and $8,557 due from related parties at December 31 and March 31, 2011, respectively	39,435	70,701
Inventories	114,248	118,588
Prepaid expenses and other current assets	7,754	7,458

Total current assets	246,652	297,031
Property, plant, and equipment, net	44,530	59,992
Purchased intangibles	11,715	17,076
Other assets	226	258

Total assets	$303,123	$374,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $6,070 and $6,191 due to related parties at December 31 and March 31, 2011, respectively	$45,485	$63,383
Accrued expenses	22,494	23,771
Short-term debt	19,483	18,055
Capital lease obligations	14,517	13,513

Total current liabilities	101,979	118,722
Capital lease obligations	11,248	12,554
Other long-term liabilities	8,419	6,855

Total liabilities	121,646	138,131

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: 150,000,000 authorized shares; 91,571,424 issued, 90,304,067 outstanding, at December 31, 2011 and; 91,363,613 issued, 90,028,612 outstanding at March 31, 2011	903	900
Additional paid-in capital	729,355	724,775
Accumulated deficit	(567,515)	(504,977)
Accumulated other comprehensive income	19,053	15,701
Treasury stock, at cost: 109,270 shares at December 31, 2011 and 58,630 shares at March 31, 2011	(319)	(173)

Total shareholders’ equity	181,477	236,226

Total liabilities and shareholders’ equity	$303,123	$374,357

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues, including $10,296 and $9,965 from related parties for the three-month periods, and $23,217 and $22,492 from related parties for the nine-month periods, ended December 31, 2011 and 2010, respectively	$53,066	$97,051	$232,180	$262,293
Cost of sales	49,623	76,244	188,260	206,218
Amortization of acquired developed technology	1,445	1,445	4,335	4,335

Gross margin	1,998	19,362	39,585	51,740
Research and development expenses, including $1,071 and $911 incurred with related parties for the three-month periods, and $3,147 and $2,812 incurred with related parties for the nine-month periods, ended December 31, 2011 and 2010, respectively	13,193	13,656	40,679	46,480
Selling, general and administrative expenses, including $953 and $899 incurred with related parties for the three-month periods, and $3,462 and $3,095 incurred with related parties for the nine-month periods, ended December 31, 2011 and 2010, respectively	12,904	15,369	40,844	43,773
Amortization of purchased intangibles	342	342	1,026	1,026
Flood related impairment and other charges, and loss on disposal of property and equipment	21,774	—	21,649	239

Operating loss	(46,215)	(10,005)	(64,613)	(39,778)
Gain on sale of technology assets, net	—	—	2,078	—
Interest expense, net	(228)	(225)	(656)	(614)
Other income (expense), net	136	124	836	(354)

Loss before income taxes	(46,307)	(10,106)	(62,355)	(40,746)
Income tax expense	(29)	(74)	(183)	(121)

Net loss	$(46,336)	$(10,180)	$(62,538)	$(40,867)

Net loss per share:
Basic and diluted	$(0.51)	$(0.11)	$(0.69)	$(0.45)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	90,304	89,892	90,246	89,885

The accompanying notes are an integral part of these consolidated financial statements.

Opnext, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(62,538)	$(40,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,925	18,064
Amortization of purchased intangibles	5,361	5,361
Stock-based compensation expense	4,469	6,311
Flood related impairment and other charges, and loss on disposal of property and equipment	21,649	239
Gain on sale of technology assets, net	(2,078)	—
Changes in assets and liabilities:
Trade receivables, net	32,019	(16,780)
Inventories	(833)	(16,349)
Prepaid expenses and other current assets	(75)	(2,886)
Other assets	39	67
Trade payables	(21,178)	17,672
Accrued expenses and other liabilities	230	1,233

Net cash used in operating activities	(5,010)	(27,935)

Cash flows from investing activities
Capital expenditures	(5,216)	(6,324)
Proceeds from disposal of property and equipment	148	—
Proceeds from sale of technology assets, net	2,078	—

Net cash used in investing activities	(2,990)	(6,324)

Cash flows from financing activities
Payments on capital lease obligations	(6,874)	(8,525)
Restricted shares repurchased	(145)	—
Payments on short-term debt	—	(3,433)
Exercise of stock options	113	55

Net cash used in financing activities	(6,906)	(11,903)

Effect of foreign currency exchange rates on cash and cash equivalents	(163)	956

Decrease in cash and cash equivalents	(15,069)	(45,206)
Cash and cash equivalents at beginning of period	100,284	132,643

Cash and cash equivalents at end of period	$85,215	$87,437

Non-cash financing activities
Capital lease obligations incurred	$(4,532)	$(9,455)

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

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of the Company’s primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. As a result, the flooding had a significant impact on the Company’s revenues, operations and the ability to meet customer demand for products during the three-month period ended December 31, 2011. For the three-month period ending December 31, 2011, the Company recorded a charge of $10.9 million of damaged inventory, consisting of $8.8 million of raw materials and $2.1 million of finished goods, and a charge of $9.7 million of property, plant and equipment, net, the Company determined to be impaired having a gross value of $31.9 million. Multiple factors will affect the extent of revenue loss in the future, including, but not limited to, the Company’s ability to move production to other locations, the ability to locate alternatives in sourcing parts from suppliers that have been impacted by the flooding, the level of demand from customers, and the Company’s ability to incrementally increase production at other facilities.

The financial information for the Company as of December 31, 2011, and for the three-month and nine-month periods ended December 31, 2011 and 2010, is unaudited and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein in accordance with generally accepted accounting principles for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required under generally accepted accounting principles in the United States (GAAP) for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 14, 2011, as amended.

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

As of December 31 and March 31, 2011, the Company had $54.6 million and $59.6 million, respectively, of money market funds classified as cash and cash equivalents that were recorded at fair value based on Level 1 quoted market prices. At December 31, 2011, the Company had four forward foreign currency exchange contracts in place with an aggregate nominal value of $12.0 million classified in other current assets and recorded at a fair value of $0.1 million and at March 31, 2011 the Company had three forward foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million classified in accrued expenses and recorded at a fair value of $0.3 million, in each case based on Level 2 inputs that primarily consisted of foreign currency spot and forward rates quoted by banks or foreign currency dealers. The Company utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts have expiration dates of 120 days or less to hedge a portion of this future risk and the notional value of the contracts did not exceed $24.0 million in aggregate at any point in time during the nine-month period ended December 31, 2011. For the three-month period ended December 31, 2011, a total realized loss of $0.2 million was recorded on the foreign currency exchange forward contracts and was included in cost of goods sold. For the nine-month period ended December 31, 2011, a total realized gain of $0.7 million was recorded on the foreign currency exchange forward contracts and was included in cost of goods sold. For the three-month and nine-month periods ended December 31, 2010, the total realized benefits from the foreign currency exchange forward contracts were $0.4 million and $1.2 million, respectively. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. Restructuring Charges

On March 31, 2009, in connection with restructuring undertaken by the Company subsequent to the acquisition of StrataLight Communications, Inc. (“StrataLight”), the Company recorded liabilities of $1.1 million, which included severance and related benefit charges of approximately $0.3 million resulting from workforce reductions across the Company and facility charges of approximately $0.7 million for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California.

As of December 31, 2011, the Company had no recorded liabilities related to the facility consolidation and no recorded liabilities related to workforce reduction. As of March 31, 2011, the Company had no recorded liabilities related to workforce reduction and recorded liabilities related to facility consolidation of $0.2 million. The Company’s accrual for and the change in its restructuring charges for the nine-month periods ended December 31, 2011 and 2010, were as follows (in thousands):

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010

		Workforce
	Facilities	Reduction	Facilities
Beginning accrual balance	$154	$121	$502
Restructuring charges:
Cost of goods sold	—	27	—
Research and development expense	—	201	—
Sales, general and administrative expense	—	53	—
Sales, general and administrative expense adjustments	(124)	—	—
Cash payments	(30)	(402)	(259)

Ending accrual balance	$—	$—	$243

4. Inventories

Components of inventories are summarized as follows (in thousands):

	December 31,	March 31,
	2011	2011
Raw materials	$74,078	$64,144
Work-in-process	15,357	17,783
Finished goods	24,813	36,661

Inventories	$114,248	$118,588

Inventories included $14.3 million and $19.6 million of inventory consigned to customers and contract manufacturers at December 31 and March 31, 2011, respectively. For the three-month period ended December 31, 2011, the Company recorded a charge of $10.9 million of damaged inventory, consisting of $8.8 million of raw materials and $2.1 million of finished goods, associated with the flooding in Thailand.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,	March 31,
	2011	2011
Machinery, electronic, and other equipment	$255,087	$282,064
Computer software	20,481	19,974
Building improvements	7,352	6,115
Construction-in-progress	5,077	5,233

Total property, plant, and equipment	287,997	313,386
Less accumulated depreciation and amortization	(243,467)	(253,394)

Property, plant, and equipment, net	$44,530	$59,992

Property, plant and equipment included assets under capitalized leases of $67.6 million and $67.3 million at December 31 and March 31, 2011, respectively, and related accumulated depreciation of $41.0 million and $37.9 million at December 31 and March 31, 2011, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense. Amortization of computer software costs was $0.3 million and $0.2 million for the three-month periods, and $0.9 million and $0.6 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company determined that, in connection with the Thailand flood, $9.7 million of property, plant and equipment, net, consisting of machinery, electronic and other equipment, was impaired having an original cost of $31.9 million. In addition, for the three-month period ended December 31, 2011, the Company recorded a fixed asset impairment charge of $1.1 million for capitalized software expenses deemed not utilizable in the future.

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

The components of the intangible assets at December 31, 2011 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed product research	$28,900	$(17,214)	$11,686
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(4,071)	29

Total intangible assets	$46,100	$(34,385)	$11,715

Intangible assets amortization expense was $1.8 million for each of the three-month periods, and $5.4 million for each of the nine-month periods, ended December 31, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2011 (in thousands):

Year Ended March 31,	Amount
2012 (Remaining)	$1,474
2013	5,780
2014	4,461

Total	$11,715

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application- specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26.0 million, $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. The Company incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. Juniper assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.

7. Income Taxes

During the three-month period ended December 31, 2011, the Company recorded current income tax expense of less than $0.1 million attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During the nine-month period ended December 31, 2011, the Company recorded $0.2 million of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

During each of the three-month and nine-month periods ended December 31, 2010, the Company recorded current income tax expense of less than $0.1 million attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which the Company generated operating losses, the Company recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Because of the uncertainty regarding the timing and extent of future profitability, the Company has recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

As of December 31, 2011, the Company did not have any material unrecognized tax benefits, and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of December 31 and March 31, 2011.

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

The Internal Revenue Service has completed an examination of StrataLight’s 2008 U.S. income tax return; there were no adjustments proposed and the return was accepted as filed. The State of Texas has completed an examination of StrataLight’s 2008 Texas Franchise Tax Report and no material adjustments were proposed.

8. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 150 million shares of $0.01 par value common stock and 16 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of December 31, 2011, no shares of preferred stock had been issued.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31		December 31,
	2011	2010	2011	2010
Net loss, basic and diluted	$(46,336)	$(10,180)	$(62,538)	$(40,867)
Denominator:
Weighted average shares outstanding — basic and diluted	90,304	89,892	90,246	89,885

Basic and diluted net loss per share	$(0.51)	$(0.11)	$(0.69)	$(0.45)

The following table summarizes the potential additional dilution arising from shares of common stock of the Company issuable at the end of each period but that have been excluded as their effect is anti-dilutive (in thousands).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Stock options	10,609	12,629	10,609	12,629
Stock appreciation rights	480	516	480	516
Restricted stock units and other	546	339	546	339

Total	11,635	13,484	11,635	13,484

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31 and March 31, 2011 were as follows (in thousands):

	December 31,	March 31,
	2011	2011
Foreign currency translation adjustment	$18,821	$15,879
Unrealized income (loss) on foreign currency forward contracts	66	(271)
Defined benefit plan costs, net	166	93

Accumulated other comprehensive income	$19,053	$15,701

The components of comprehensive loss for the three-month and nine-month periods ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net loss	$(46,336)	$(10,180)	$(62,538)	$(40,867)
Other comprehensive income (loss):
Foreign currency translation adjustment	(494)	1,251	2,942	6,631
Change in valuation of foreign currency forward contracts	73	86	337	548
Change in defined benefit plan actuarial assumptions	25	23	73	67

Total comprehensive loss	$(46,732)	$(8,820)	$(59,186)	$(33,621)

11. Employee Benefits

The Company sponsors the Opnext, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company generally matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributes up to a maximum of two-thirds of the first six percent of compensation contributed. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.2 million for the three-month period, and $0.5 million for the nine-month period, ended December 31, 2011. The Company suspended its matching contributions during the fiscal years ended March 31, 2010 and 2011 and, thus, the Company made no matching contribution to the Plan for the three-month and nine-month periods ended December 31, 2010. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the three-month and nine-month periods ended December 31, 2011 and 2010.

The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.3 million and $0.2 million for the three-month periods, and $0.8 million and $0.7 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. The employee can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan, the Company calculates benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of December 31 and March 31, 2011, there were no plan assets. Net periodic benefit costs for the three-month and nine-month periods ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Pension benefit:
Service cost	$291	$266	$856	$761
Interest cost	36	28	105	80
Amortization of prior service cost	25	23	73	67

Net pension plan loss	$352	$317	$1,034	$908

Weighted average assumptions used to determine net pension plan loss:
Discount rate	2.00%	2.00%	2.00%	2.00%
Salary increase rate	2.5%	2.7%	2.5%	2.7%
Expected residual active life	14.9 years	15.5 years	14.9 years	15.5 years

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit pension plan is as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010
Projected benefit obligation at beginning of period	$6,617	$4,957
Service cost	856	761
Interest cost	105	80
Benefits paid	(64)	(35)
Foreign currency translation	550	807

Project benefit obligation at end of period	$8,064	$6,570

	December 31,	December 31,
	2011	2010
Amount recognized in the consolidated balance sheet as follows:
Accrued liabilities	$145	$156
Other long-term liabilities	7,919	6,414

Net amount recognized	$8,064	$6,570

Amounts recognized in accumulated other comprehensive income as follows:
Net unrealized actuarial gain	$376	$279
Prior service cost	(210)	(276)

Accumulated other comprehensive income	$166	$3

The Company estimates the future benefit payments for the defined benefits plan will be $0.2 million in 2012, $0.1 million in 2013, $0.4 million in 2014, $0.3 million in 2015, $0.5 million in 2016 and $3.6 million in aggregate over the five years 2017 through 2021.

12. Stock-Based Incentive Plans

The Company’s Second Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended, provides for the grant of restricted common shares, restricted stock units, stock options and stock appreciation rights to eligible employees, consultants and directors of the Company and its affiliates. As of December 31, 2011, this plan had 15.3 million shares of common stock available for future grants.

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

The following table presents a summary of restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Average Remaining Vesting Period
	(in thousands)	(per share)	(in thousands)	(in years)
Non-vested balance at March 31, 2011	207	$2.11
Vested	(75)	2.56
Converted	—	—

Non-vested balance at December 31, 2011	132	$1.85	$107	0.1

Vested at December 31, 2011	414	$2.33	$334

The Company did not issue any restricted stock units during the nine-month period ended December 31, 2011. The non-vested balance at December 31, 2011 represented issuances to non-employee members of the board of directors as compensation for services to be performed. Total compensation expense of $0.1 million was recognized for all awards in each of the three-month periods, and $0.3 million was recognized for all awards in each of the nine-month periods, ended December 31, 2011 and 2010, respectively.

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

Compensation expense associated with the Program was less than $0.1 million for the three-month period ended December 31, 2011 and was $0.2 million for the nine-month period ended December 31, 2011. During the three-month period ending December 31, 2011, $0.2 million of compensation expense previously recorded during the six-month period ended September 30, 2011 and associated with awards expected to be issued upon the Company’s achievement of a minimum level of operating income was reversed. At December 31, 2011, $0.1 million of additional compensation expense was anticipated to be recorded over the remainder of the fiscal year ending March 31, 2012.

On July 18, 2011, awards consisting of 300,000 restricted shares of the Company’s common stock were issued in connection with a key employee incentive award program. These shares were issued with a fair value of $2.21 per share and vest in two equal installments on the first and second anniversaries of the date of issuance. Total compensation expense associated with the program for the three-month and nine-month periods ended December 31, 2011 was $0.1 million and $0.3 million, respectively. At December 31, 2011, the total compensation costs related to the unvested common stock awards but not recognized was $0.3 million and will be recognized over the remaining vesting period.

Stock Options

Stock option awards to employees generally become exercisable with respect to one-quarter or one-third of the shares awarded on each one-year anniversary of the date of grant and generally have a ten- or seven-year life. At March 31, 2011, the Company had 1,010,000 and 1,000,000 outstanding options that were granted to Hitachi Ltd. (“Hitachi”) and Clarity Partners, L.P., respectively, in connection with the appointment of their employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the nine-month periods ended December 31, 2011 and 2010, respectively. During the three-month period ended December 31, 2011, the 1,000,000 options granted to Clarity Partners, L.P. and 500,000 of the options granted to Hitachi expired unexercised.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation and the assumptions noted in the following table:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Expected term (in years)	4.75	4.75	4.75	4.75
Volatility	80.3%	77.8%	80.0%	83.7%
Risk-free interest rate	0.85%	1.07%	1.67%	1.91%
Forfeiture rate	10.0%	10.0%	10.0%	10.0%

Compensation expense for employee stock option awards was $0.9 million and $2.3 million for the three-month periods, and $3.7 million and $5.9 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. At December 31, 2011, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plan but not recognized was $5.9 million and will be recognized over the remaining weighted average vesting period of 1.7 years. The weighted average fair value of options granted were $0.65 and $0.86 during the three-month periods, and $1.76 and $1.33 during the nine-month periods, ended December 31, 2011 and 2010, respectively.

A summary of stock option activity follow:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life

	(in thousands)	(per share)	(in thousands)	(in years)
Balance at March 31, 2011	12,725	$5.68
Granted	1,467	2.80
Forfeited or expired	(3,511)	8.90
Exercised	(72)	1.69

Balance at December 31, 2011	10,609	$4.24	$—	6.3

Options exercisable at December 31, 2011	5,980	$5.55	$—	6.3

The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)
$0.78 — $1.68	895	7.0	$1.66	516	7.0	$1.67
$1.74 — $2.86	6,411	6.7	2.32	2,423	6.9	2.25
$4.47 — $8.89	2,054	6.6	5.98	1,792	6.6	5.56
$11.34 — $15.00	1,249	3.6	13.97	1,249	3.6	13.52

Total	10,609			5,980

Stock Appreciation Rights (SAR)

The Company has awarded stock appreciation rights to its employees in Japan and China. The awards generally vested with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. During the nine-month period ended December 31, 2011, the Company granted 9,100 stock appreciation rights requiring settlement in cash which vest in four years with a seven-year contract life. These rights had a Black-Scholes average fair value of $1.56 per award based on an exercise price of $2.23, a risk-free rate of 1.51% and a volatility rate of 80.0%. As of December 31, 2011, the Company had 515,000 SARs outstanding, 480,000 requiring settlement in the Company’s stock with average remaining lives of 2.5 years and 35,000 requiring settlement in cash with average remaining lives of 2.9 years.

No compensation expense was recorded for vested stock appreciation rights requiring settlement in the Company’s stock for the nine-month period ended December 31, 2011 and $46,000 of compensation expense was recorded for the nine-month period ended December 31, 2010. At December 31, 2011, the total compensation expense related to these stock appreciation rights had been fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period.

13. Short-Term Debt

The Company entered into a 2.0 billion yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. As of December 31 and March 31, 2011, the outstanding loan balance was $19.5 million or 1.5 billion yen, and $18.0 million or 1.5 billion yen, respectively. Interest is paid monthly at TIBOR plus premium, and was paid at a rate of 1.73% for the three-month and nine-month periods ended December 31, 2011. Interest expense related to the loan was $0.1 million for each of the three-month periods, and $0.2 million and $0.3 million for each of the nine-month periods, ended December 31, 2011 and 2010, respectively.

Total interest expense was $0.3 million for each of the three-month periods, and $0.7 million for each of the nine-month periods, ended December 31, 2011 and 2010, respectively.

14. Concentrations of Risk

At December 31 and March 31, 2011, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the three-month period ended December 31, 2011, sales to two customers in aggregate, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Hitachi, represented 42.6 % of total revenues. For the nine-month period ended December 31, 2011, sales to Cisco represented more than ten percent of revenues. No other customer accounted for more than 10% of revenues in any of these fiscal periods. For the three-month period ended December 31, 2010, sales to two customers in aggregate, Alcatel-Lucent and Cisco, represented 32.8% of total revenues. For the nine-month period ended December 31, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co. Ltd. (“Huawei”), represented 45.9% of total revenues. No other customer accounted for more than 10% of revenues in any of these fiscal periods. At December 31, 2011, Hitachi, Cisco, and Nokia Siemens Networks in aggregate accounted for 49.9% of total accounts receivable and at March 31, 2011, Hitachi and Huawei in aggregate accounted for 27.2% of total accounts receivable.

15. Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $0.9 million for each of the three-month periods, and $2.5 million and $2.7 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at December 31, 2011(in thousands):

	Capital	Operating
	Leases	Leases
Year ending March 31:
2012 (Remaining)	$3,120	$767
2013	10,501	2,440
2014	4,880	808
2015	4,608	469
2016	3,378	438
Thereafter	1,080	226

Total minimum lease payments	27,567	$5,148

Less amount representing interest	(1,802)

Present value of capitalized payments	25,765
Less current portion	(14,517)

Long-term portion	$11,248

As of December 31, 2011, the Company had outstanding purchase commitments of $55.3 million, primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010
Beginning balance	$3,838	$7,583
Warranty provision on products sold	643	1,337
Warranty claims processed	(1,307)	(2,057)
Warranty expirations and changes to prior estimates	(874)	(2,527)
Foreign currency translation	157	262

Ending balance	$2,457	$4,598

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

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $10.3 million and $10.0 million for the three-month periods, and $23.2 million and $22.5 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. Purchases from Hitachi and its subsidiaries were $6.2 million and $5.7 million for the three-month periods, and $18.5 million and $18.9 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $0.8 million and $1.0 million for the three-month periods, and $2.6 million and $2.4 million for the nine-month periods, ended December 31, 2011 and 2010, respectively. At December 31 and March 31, 2011, the Company had accounts receivable from Hitachi and its subsidiaries of $9.2 million and $8.6 million, respectively. In addition, at December 31 and March 31, 2011, the Company had accounts payable to Hitachi and its subsidiaries of $6.1 million and $6.2 million, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $0.2 million and $0.3 million for the three-month periods, and $0.8 million and $1.0 million for the nine-month periods, ended December 31, 2011 and 2010, respectively.

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

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi are parties to the Opnext Japan Research and Development Agreement pursuant to which Hitachi provides certain research and development support to Opnext Japan in accordance with the terms and conditions of the agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. The agreement expires on February 20, 2012. The research and development expenditures relating to this agreement are generally negotiated semi-annually on a fixed-fee project basis and were $1.0 million and $0.8 million for the three-month periods, and $2.9 million and $2.6 million for the nine-month periods, ended December 31, 2011 and 2010, respectively.

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

Preferred Provider and Procurement Agreements

Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the general arrangements established by these agreements. Sales under these arrangements were $10.3 million and $10.0 million for the three-month periods, and $23.2 million and $22.5 million for the nine-month periods, ended December 31, 2011 and 2010, respectively.

Raw Materials Supply Agreement

Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangements established by the agreement. Purchases under the arrangements were $6.2 million and $5.7 million for the three-month periods, and $18.5 million and $18.9 million for the nine-month periods, ended December 31, 2011 and 2010, respectively.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to these arrangements were $0.8 million and $1.0 million for the three-month periods, and $2.6 million and $2.4 million for the nine-month periods, ended December 31, 2011 and 2010, respectively.

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

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and seven seconded employees as of December 31 and March 31, 2011, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the lease commenced on February 1, 2001 and is renewable annually provided neither party notifies the other of its contrary intent. The current term of the lease expires on December 31, 2012. The annual lease payments for these premises were $0.2 million for each of the three-month periods, and $0.7 million and $0.6 million for each of the nine-month periods, ended December 31, 2011 and 2010, respectively. In addition, Opnext Japan leases certain manufacturing and administrative premises from Renesas Technology. The lease expires on March 31, 2016. The lease payments for these properties were less than $0.1 million for each of the three-month periods, and $0.1 million for each of the nine-month periods, ended December 31, 2011 and 2010, respectively.

17. Operating Segments and Geographic Information

Operating Segments

The Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecommunication, data communication, industrial and commercial applications.

Geographic Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
North America	$24,658	$40,463	$111,758	$107,846
Japan	13,864	16,618	36,125	39,358
Europe	9,074	19,630	35,852	56,651
Asia Pacific	5,470	20,340	48,445	58,438

Total	$53,066	$97,051	$232,180	$262,293

Revenues attributed to geographic areas are based on the bill-to location of the customer.

	December 31,	March 31,
	2011	2011
	(in thousands)
Assets:
North America	$158,673	$208,356
Japan	134,741	144,696
Europe	9,709	21,305

Total	$303,123	$374,357

The geographic designation of assets represents the country in which title is held.

18. Subsequent Events

On January 13, 2012, Opnext Japan and Hitachi entered into a Master Research Services Agreement pursuant to which Hitachi will provide research and development support to Opnext Japan and/or its affiliates on terms and conditions to be agreed on a project-by-project basis. To the extent any intellectual property (patents, copyrights, mask works, software or trade secrets) results from research funded by Opnext Japan, Hitachi has agreed to assign the right to such intellectual property to Opnext Japan in return for the payment of a nominal fee. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan will license to Hitachi any such intellectual property owned by Opnext Japan, and Hitachi will license to Opnext Japan any such intellectual property owned by Hitachi, in each case on a royalty-free and non-exclusive basis. The effective term of the agreement shall commence on February 15, 2012 and terminate on March 31, 2015; provided, however, that the agreement shall be extended for additional periods of one (1) year each unless either party notifies the other in writing of its intent to terminate the agreement at least three (3) months prior to the expiration of the original term or of any extended term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the forward-looking statement. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include: the ongoing impact of the flooding in Thailand, including, but not limited to, the possibility that our customers could scale back or cancel orders in light of perceived or real production and delivery constraints, the possibility that we could encounter unexpected difficulties in connection with our efforts to recover the supply chain and production capacity disrupted as a result of the flooding in Thailand, or the possibility that we could incur material unusual charges and expenses in connection with our recovery efforts; uncertainty surrounding the ongoing impact of the earthquake and tsunami in Japan; the impact of natural events such as severe weather or earthquakes in other locations in which we, our customers, our contract manufacturers, or our suppliers operate; the impact of rapidly changing technologies; the impact of competition on product development and pricing; the success of our research and development efforts; our ability to source critical parts and to react to changes in general industry and market conditions, including regulatory developments; expenses associated with litigation; rights to intellectual property; market trends and the adoption of industry standards; our ability to realize the value from the acquisition of StrataLight Communications, Inc.; consolidations within or affecting the optical modules and components industry; current and future economic conditions and events and their impact on us and our customers; the strength of telecommunications and data communications markets; competitive market conditions; interest rate levels; volatility in our stock price; and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this quarterly report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on June 14, 2011. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this report and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on June 14, 2011.

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

Flooding in Thailand

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. Production at Fabrinet’s Chokchai factory remains suspended and is unlikely to resume. As a result, we have relocated limited production capacity to our manufacturing facilities in Totsuka, Japan and Fremont, California. In addition, we are diverting a portion of the 10Gbps module production capacity previously at Fabrinet’s Chokchai facility to Fabrinet’s Pinehurst facility, located approximately seven miles north of Chokchai. Fabrinet has allocated surface mount technology (SMT) lines at Pinehurst to us and new test systems are being constructed to replace systems lost in the flooding. We anticipate that Fabrinet will start production this month and ramp production as new test systems come online. We are also in the process of engaging an additional contract manufacturer with the goal of dual sourcing the manufacturing of certain high volume products. We had restored approximately 20 percent of the lost 10Gbps module production capacity by the end of December, and we expect a return to pre-flood production capacity by March 31, 2012.

We expect that the loss of production capacity at Fabrinet will have significant impact on our operations and ability to meet customer demand for our products during the quarter ending March 31, 2012. We lost a significant amount of revenue in our third fiscal quarter ended December 31, 2011 as a result of the flooding and we expect that the loss of revenue in the fourth fiscal quarter ending March 31, 2012 will be material as well. Multiple factors will affect the extent of revenue loss, including, but not limited to, our ability to move production to other locations, our ability to source parts from suppliers that have been impacted by the flooding or from alternative suppliers in instances where we have had to locate alternatives, our ability to recapture business from customers that took their business to our competitors as a result of our loss of production capacity, and our ability to incrementally increase production at our other facilities.

In addition to the loss of revenue, we have experienced a significant loss of equipment and inventory in connection with the flooding at Fabrinet’s facility. At the time of the flooding, we had production equipment at the Chokchai facility, primarily consisting of 10Gbps module test sets, with an original cost of approximately $33.4 million. We also had approximately $14.6 million of inventory with Fabrinet in Thailand, consisting of approximately $8.8 million of raw materials and $5.7 million of finished goods. During the quarter ended December 31, 2011, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory resulting from the flood. While Fabrinet maintains insurance for the equipment and inventory located at the facility (and we maintain independent insurance for a portion of the inventory) and there are additional contractual protections in favor of us that Fabrinet has stated it will honor, it is not clear that the insurance will be adequate to fully cover our losses or that we will otherwise be made whole.

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

We were also impacted by power outages in the Totsuka area in March and April 2011 and we have installed backup power systems to mitigate the impact of any future interruptions. Nonetheless, uncertainty persists regarding the availability of electrical power. There is a risk that we could in the future experience interruptions to our production or delays or other constraints in obtaining key components and/or price increases related to such components that could materially adversely affect our financial condition and operating results.

The ten-day interruption in our module manufacturing operations resulted in some loss of revenue in the fiscal quarters ended March 31 and June 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million, and $0.2 million, of idle capacity costs in the fiscal quarters ended March 31, and June 30, 2011 respectively.

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems, Inc., our wholly-owned subsidiary entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application-specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26 million, $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. We incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. Juniper assumed all liabilities to the extent arising out of or related to the ownership, use and operation of this technology following the sale.

Revenues

Through our direct sales force supported by manufacturer representatives and distributors, we sell products to many of the leading network systems vendors throughout North America, Europe, Japan and Asia. Our customers include many of the top telecommunications and data communications network systems vendors in the world. We also supply components to several major transceiver module companies and we sell to select industrial and commercial customers. Sales to telecommunication and data communication customers, our communication sales, accounted for 87.4% and 91.9% of our total revenues during the three-month periods, and 89.6% and 91.5% of our total revenues during the nine-month periods, ended December 31, 2011 and 2010, respectively. Sales of our communication products with 10Gbps or lower data rates, which we refer to as our “10Gbps and below products,” represented 49.4% and 63.6% of our total revenues during the three-month periods, and 52.5% and 66.4% of our total revenues during the nine-month periods, ended December 31, 2011 and 2010, respectively. Sales of our communications products with 40Gbps or higher rates, which we refer to as our “40Gbps and above products,” represented 38.0% and 28.2% of our total revenues during the three-month periods, and 37.1% and 25.1% of our total revenues during the nine-month periods, ended December 31, 2011 and 2010, respectively. The term “sales” when used herein in reference to our 40Gbps and above products includes revenues received pursuant to research and development agreements.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated and so, in turn, is our customer base. For the three-month period ended December 31, 2011, sales to two customers in aggregate, Cisco Systems, Inc. and subsidiaries (“Cisco”) and Hitachi, represented 42.6% of our total revenues, and for the nine-month period ended December 31, 2011, sales to Cisco represented greater than ten percent of our total revenues. No other customer accounted for more than ten percent of revenues in any of these periods. For the three-month period ended December 31, 2010, sales to two customers in aggregate, Alcatel-Lucent and Cisco, represented 32.8% of our total revenues. For the nine-month period ended December 31, 2010, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co., Ltd. (“Huawei”), represented 45.9% of our total revenues. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant portion of our total revenues.

During the three-month periods ended December 31, 2011 and 2010, sales attributed to North America represented 46.5% and 41.7% of our total revenues, sales attributed to Japan represented 26.1% and 17.1% of our total revenues, sales attributed to Europe represented 17.1.% and 20.2% of our total revenues, and sales attributed to Asia Pacific (excluding Japan) represented 10.3% and 21.0%, respectively. During the nine-month periods ended December 31, 2011 and 2010, sales attributed to North America represented 48.1% and 41.1% of our total revenues, sales attributed to Asia Pacific (excluding Japan) represented 20.9% and 22.3% of our total revenues, sales attributed to Japan represented 15.6% and 15.0% of our total revenues, and sales attributed to Europe represented 15.4% and 21.6% of our total revenues, respectively.

Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the three-month periods ended December 31, 2011 and 2010, 25.9% and 17.7% of our sales were denominated in Japanese yen, respectively, and for each of the nine-month periods ended December 31, 2011 and 2010, 15.6% of our sales were denominated in Japanese yen. To the extent we continue to generate a significant portion of our sales in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.

Cost of Sales and Gross Margin

Our cost of sales primarily consists of materials, including components, that are either assembled at one of our three internal manufacturing facilities, or at one of our several contract manufacturers or procured from third-party vendors. Because of the complexity and proprietary nature of laser manufacturing, and the advantage of having our internal manufacturing resources co-located with our research and development staffs, most of the lasers used in our optical module and component products are manufactured in our facilities in Komoro and Totsuka, Japan. Our materials include certain parts and components that are purchased from a limited number of suppliers or, in certain situations, from a single supplier. Our cost of sales also includes labor costs for employees and contract laborers engaged in the production of our components and the assembly of our finished goods, outsourcing costs, the cost and related depreciation of manufacturing equipment, as well as manufacturing overhead costs, including the costs for product warranty repairs and inventory adjustments for excess and obsolete inventory.

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. During the three-month periods ended December 31, 2011 and 2010, 44.5% and 49.9%, respectively, of our cost of sales was denominated in Japanese yen and during the nine-month periods ended December 31, 2011 and 2010, 44.2% and 46.7%, respectively, of our cost of sales was denominated in Japanese yen.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $1.0 million and $0.8 million of expenses in connection with these agreements during the three-month periods, and $2.9 million and $2.6 million during the nine-month periods, ended December 31, 2011 and 2010, respectively. In addition, our research and development expenses include the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and the expenses associated with other contract research and development related services.

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

Inventory

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise carry. As of December 31 and March 31, 2011, inventories included $3.5 million and $9.7 million, respectively, of inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements.

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

The Internal Revenue Service has completed an examination of StrataLight’s 2008 U.S. income tax return; there were no adjustments proposed and the return was accepted as filed. The State of Texas has completed an examination of StrataLight’s 2008 Texas Franchise Tax Report and no material adjustments were proposed

Factors That May Influence Future Results of Operations

Flooding in Thailand

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. Production at Fabrinet’s Chokchai factory remains suspended and is unlikely to resume. As a result, we have relocated limited production capacity to our manufacturing facilities in Totsuka, Japan and Fremont, California. In addition, we are diverting a portion of the 10Gbps module production capacity previously at Fabrinet’s Chokchai facility to Fabrinet’s Pinehurst facility, located approximately seven miles north of Chokchai. We anticipate that Fabrinet will start production in February 2012 and ramp production as new test systems come online. We are also in the process of engaging an additional contract manufacturer with the goal of dual sourcing the manufacturing of certain high volume products. We had restored approximately 20 percent of the lost 10Gbps module production capacity by the end of December, and we expect a return to pre-flood production capacity by March 31, 2012.

We expect that the loss of production capacity at Fabrinet will have significant impact on our operations, results of operations and ability to meet customer demand for our products in the quarter ending March 31, 2012. We lost a significant amount of revenue in our third fiscal quarter ended December 31, 2011 as a result of the flooding and we expect that the loss of revenue in the fourth fiscal quarter ending March 31, 2012 will be material as well. Multiple factors will affect the extent of revenue loss, including, but not limited to, our ability to move production to other locations, our ability to source parts from suppliers that have been impacted by the flooding or from alternative suppliers in instances where we have had to locate alternatives, our ability to recapture business from customers that took their business to our competitors as a result of our loss of production capacity, and our ability to incrementally increase production at our other facilities. In addition, we have incurred and expect in the future to incur significant charges and expenses related to the flooding in Thailand and the recovery from the flooding, including fixed asset impairments, inventory write-downs, and charges related to qualifications of our products after the flooding. During the quarter ended December 31, 2011, as a result of the flooding, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory. We expect that we will also incur additional expenses and charges, estimated to be in the range of $2.0 million to $3.0 million, in the quarter ending March 31, 2012 primarily related to the recovery of production after the flooding.

Prior to January 1, 2012, Fabrinet maintained insurance coverage that provided for reimbursement of losses resulting from flood damage to our property over which it had custody and control and we maintained independent coverage for the inventory we held at Fabrinet. Because we and Fabrinet have yet to make claims with respect to our losses, we cannot yet estimate the amount or timing of any proceeds we may ultimately receive under the insurance policies or in respect of any contractual claims we may have against Fabrinet. In addition, because of specified exclusions and limitations in these policies, we may ultimately recover substantially less than our losses. Finally, as a result of the flooding, as of January 1, 2012 Fabrinet no longer has flood insurance to cover our assets at its facilities in Thailand. While we are working closely with them to secure coverage, we cannot guarantee that they or we will be successful. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Global Economic Conditions

In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, the adverse effects of the ongoing sovereign debt crisis in Europe, difficulties associated with increasing the debt ceiling or reducing the overall level of debt in the United States, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to diminished expectations for most developed and emerging economies and periods of increased market volatility. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the cost or decrease the availability of credit, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales. For a more detailed discussion of our capital needs, please see the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Fluctuations of the Japanese Yen and the U.S. Dollar

The Japanese yen has appreciated significantly relative to the U.S. dollar in the past several years. For example, one U.S. dollar approximated 100 Japanese yen on March 31, 2008, 81 Japanese yen on December 31, 2010 and 77 Japanese yen on December 31, 2011. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and U.S. dollar because certain of our sales, costs and expenses and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and U.S. dollar impact both our revenues and our operating costs. Our sales denominated in Japanese yen represented 25.9% and 17.7% of our revenues in the three-month periods, respectively, and 15.6% of our revenues for each of the nine-month periods, ended December 31, 2011 and 2010, respectively. The percentage of our cost of sales denominated in Japanese yen was 44.5% and 49.9% for the three month periods, and 44.2% and 46.7% for the nine-month periods, ended December 31, 2011 and 2010, respectively. We anticipate that the percentage of our cost of sales denominated in Japanese yen is likely to increase in the near term as we have relocated manufacturing capacity impacted by the flooding in Thailand to our facilities in Japan. Over the longer term, however, we would expect the percentage of our cost of sales denominated in Japanese yen to diminish as we expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. As long as a substantial percentage of our cost of sales remains denominated in Japanese yen, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations. In addition, to the extent we continue to generate a significant portion of our sales in Japanese yen or other currencies, our future revenues will continue to be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.

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

In addition, certain of our customers, particularly the larger China-based OEMs, are developing their own internally produced 40 Gbps modules for use in their systems in addition to purchasing from third party suppliers such as us. We anticipate this trend will continue on a case-by-case basis and that price will continue to be a critical selection factor. Given that our gross margins are generally higher on 40Gbps and above products, continuation of this unfavorable trend could negatively affect future gross margins.

As data and telecommunication networks transition to next generation systems, quarterly demand for our 40Gbps and above products may be volatile. For example, our 40Gbps and above revenues in the quarter ended December 31, 2011 declined by $11.9 million, or 37.1%, from the quarter ended September 30, 2011, and our 40Gbps and above revenues in the quarter ended March 31, 2011 increased by $10.3 million, or 36.9%, from the quarter ended December 31, 2010. In addition, we experienced a 90% decline in sales of our 40Gbps subsystems products over five consecutive quarterly periods through the quarter ended June 30, 2010 as 40Gbps module technology initially became available. Continuation of this volatility or declines could negatively affect future gross margins, given that our gross margins are generally higher on our 40G and above products.

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

Selling, General and Administrative Expenses

We expect that out selling, general and administrative expenses will fluctuate with sales volumes and be impacted by the continuing costs associated with pending litigation.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Unaudited Results of Operations for the Three-Month and Nine-Month Periods Ended December 31, 2011 and 2010

The following table reflects the unaudited results of our operations in U.S. dollars and as a percentage of sales. Our historical operating results may not be indicative of the results of any future period.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)		(as percentage of sales)		(in thousands)		(as percentage of sales)
Revenues	$53,066	$97,051	100.0%	100.0%	$232,180	$262,293	100.0%	100.0%
Cost of sales	49,623	76,244	93.5%	78.6%	188,260	206,218	81.1%	78.6%
Amortization of developed product research	1,445	1,445	2.7%	1.5%	4,335	4,355	1.9%	1.7%

Gross margin	1,998	19,362	3.8%	20.0%	39,585	51,740	17.0%	19.7%
Research and development expenses	13,193	13,656	24.9%	14.1%	40,679	46,480	17.5%	17.7%
Selling, general and administrative expenses	12,904	15,369	24.3%	15.8%	40,844	43,773	17.6%	16.7%
Amortization of purchased intangibles	342	342	0.6%	0.4%	1,026	1,026	0.4%	0.4%
Flood related impairment and other charges, and loss on disposal of property and equipment	21,774	—	41.0%	0.3%	21,649	239	9.3%	0.1%

Operating loss	(46,215)	(10,005)	(87.1)%	(10.3)%	(64,613)	(39,778)	(27.8)%	(15.2)%
Gain on sale of technology assets, net	—	—	0.0%	0.0%	2,078	—	0.8%	—
Interest expense, net	(228)	(225)	(0.4)%	(0.2)%	(656)	(614)	(0.3)%	(0.2)%
Other income (expense), net	136	124	0.3%	0.1%	836	(354)	0.4%	(0.1)%

Loss before income taxes	(46,307)	(10,106)	(87.2)%	(10.4)%	(62,355)	(40,746)	(26.9)%	(15.5)%
Income tax expense	(29)	(74)	(0.1)%	(0.1)%	(183)	(121)	(0.0)%	(0.1)%

Net loss	$(46,336)	$(10,180)	(87.3)%	(10.5)%	$(62,538)	$(40,867)	(26.9)%	(15.6)%

Comparison of the Three-Month Periods Ended December 31, 2011 and 2010

Revenues. Revenues in the three-month period ended December 31, 2011 decreased $44.0 million, or 45.3%, to $53.1 million, compared to $97.1 million for the three-month period ended December 31, 2010. Revenue from sales of 10Gbps and below products decreased $35.6 million, or 57.6%, to $26.2 million compared to $61.8 million in the three-month period ended December 31, 2010. The decrease was primarily due to lower sales of all 10Gbps and below products due to the loss of production capacity at Fabrinet’s Chokchai facility resulting from the October floods in Thailand. Revenue from sales of 40Gbps and above products decreased $7.2 million, or 26.3%, to $20.2 million compared to $27.4 million in the three-month period ended December 31, 2010, primarily as a result of a decrease in sales of 40Gbps line-side modules. Revenue from sales of our industrial and commercial products decreased $1.2 million, or 15.2%, to $6.7 million compared to $7.9 million in the three-month period ended December 31, 2010.

Gross Margin. Gross margin in the three-month period ended December 31, 2011 decreased $17.4 million, or 89.7%, to $2.0 million, compared to $19.4 million for the three-month period ended December 31, 2010. Gross margin for the three-month period ended December 31, 2011 included a $2.1 million negative effect from foreign currency exchange rate fluctuations, net of the benefit from our hedging program. Gross margin for each of the three-month periods ended December 31, 2011 and 2010 included $1.4 million of developed product technology amortization expense associated with the acquisition of StrataLight. In addition, gross margin for the three-month period ended December 31, 2011 included a $2.1 million inventory charge resulting from discontinuation of a 10Gbps product and gross margin for the three-month periods ended December 31, 2011 and 2010 included charges of $1.7 million and $0.6 million, respectively, for excess and obsolete inventory.

Gross margin as a percentage of sales decreased to 3.8% for the three-month period ended December 31, 2011 from 20.0% for the corresponding period in 2010 due to lower sales due to the impact of the Thailand flood, lower average selling prices and the negative effect from fluctuations in foreign currency exchange rates, partially offset by the favorable impact of higher 40Gbps and above product sales as a percentage of total sales, lower excess and obsolete inventory charges and lower average per unit material and outsourcing costs.

Research and Development Expenses. Research and development expenses decreased $0.5 million to $13.2 million for the three-month period ended December 31, 2011, from $13.7 million for the three-month period ended December 31, 2010, despite a $0.5 million increase from fluctuations in foreign currency exchange rates. Research and development expenses increased as a percentage of sales to 24.9% for the three-month period ended December 31, 2011, from 14.1% for the corresponding period in 2010, as a result of lower revenues due to the Thailand flood. The decrease in research and development expenses was due to lower outsourcing costs associated with new product introductions and lower employee-related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.5 million to $12.9 million for the three-month period ending December 31, 2011, from $15.4 million for the three-month period ended December 31, 2010, despite a $0.3 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses decreased as a percentage of sales to 24.3% for the three-month period ended December 31, 2011, from 15.8% for the corresponding period in 2010, as a result of lower revenues due to the Thailand flood. The decrease in selling, general and administrative expenses was due to lower employee-related costs and reduced professional services expenses.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $0.3 million for each of the three-month periods ended December 31, 2011 and 2010, and all such amortization related to customer relationships.

Flood Related Impairment and Other Charges, and Loss on Disposal of Property and Equipment . During the three-month period ended December 31, 2011, we recorded charges of $10.9 million for fixed assets and $9.7 million for inventory damaged in the flooding in Thailand. In addition, we recorded a fixed asset impairment charge of $1.1 million for capitalized software expenses deemed not utilizable in the future and a $0.1 million loss on disposal of property and equipment.

Interest Expense, Net. Interest expense, net, was $0.2 million for each of the three-month periods ended December 31, 2011 and 2010 and consisted of interest expense on short-term debt and capital lease obligations partially offset by interest income earned on cash and cash equivalents.

Other Income (Expense), net. Other income, net, was $0.1 million for each of the three-month periods ended December 31, 2011 and 2010, and consisted primarily of net exchange gains on foreign currency transactions.

Income Tax Expense. During each of the three-month periods ended December 31, 2011 and 2010, we recorded less than $0.1 million of current income tax expense attributable to income earned in certain foreign tax jurisdictions and certain state tax jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Because of the uncertainty regarding the timing and extent of future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

Comparison of the Nine-Month Periods Ended December 31, 2011 and 2010

Revenues. Overall revenues decreased $30.1 million, or 11.5%, to $232.2 million in the nine-month period ended December 31, 2011, from $262.3 million in the nine-month period ended December 31, 2010. During the nine-month period ended December 31, 2011, revenues from sales of our 40Gbps and above products increased $20.3 million, or 30.8%, to $86.2 million, primarily as a result of an increase in 40Gbps subsystems and 100Gbps modules sales. Revenue from sales of our 10Gbps and below products decreased $52.1 million, or 29.9%, to $121.9 million compared to $174.1 million in the nine-month period ended December 31, 2010, due to the effects of the Thailand Flood in October 2011 as well as lower sales of XFP and 300 PIN modules, partially offset by increased sales of X2 and SFP+ modules. Revenue from sales of our industrial and commercial products increased $1.7 million, or 7.6%, to $24.1 million compared to $22.3 million in the nine-month period ended December 31, 2010.

Gross Margin. Gross margin decreased $12.2 million, or 23.5%, to $39.6 million in the nine-month period ended December 31, 2011, from $51.7 million in the nine-month period ended December 31, 2010. Gross margin for the nine-month period ended December 31, 2011, included a $5.7 million negative effect from fluctuations in foreign currency exchange rates, net of the benefit from our hedging program. Gross margin for each of the nine-month periods ended December 31, 2011 and 2010 included $4.3 million of developed product technology amortization expense associated with the acquisition of StrataLight. In addition, gross margin for the nine-month periods ended December 31, 2011 and 2010 included charges of $3.8 million and $2.0 million, respectively, for excess and obsolete inventory charges. Also included in the nine-month period ended December 31, 2011 was a $2.1 million inventory charge resulting from discontinuation of a 10Gbps product.

As a percentage of sales, gross margin decreased to 17.0% for the nine-month period ended December 31, 2011, from 19.7% for the nine-month period ended December 31, 2010, due to the unfavorable impact of the Thailand flood on production volumes, a decline in average selling prices and the negative effects of fluctuations in foreign currency exchange rates, partially offset by higher 40Gbps and above sales volumes, lower excess and obsolete inventory charges and lower average per unit material and outsourcing costs.

Research and Development Expenses. Research and development expenses decreased by $5.8 million to $40.7 million in the nine-month period ended December 31, 2011 from $46.5 million in the nine-month period ended December 31, 2010, notwithstanding a $2.3 million increase due to fluctuations in foreign currency exchange rates. Research and development expenses decreased as a percentage of sales to 17.5% for the nine-month period ended December 31, 2011 from 17.7% for the nine-month period ended December 31, 2010, as a result of lower employee costs and reduced expenses for outsourcing and professional services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.0 million to $40.8 million in the nine-month period ended December 31, 2011 from $43.8 million in the nine-month period ended December 31, 2010, despite a $1.2 million increase from fluctuations in foreign currency exchange rates. Selling, general and administrative expenses increased as a percentage of sales to 17.6% for the nine-month period ended December 31, 2011 from 16.7% for the corresponding period in 2010. The decrease in expenses was due primarily to lower employee-related costs.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $1.0 million for each of the nine-month periods ended December 31, 2011 and 2010 and was entirely related to customer relationships.

Flood Related Impairment and Other Charges, and Loss on Disposal of Property and Equipment. During the nine-month period ended December 31, 2011, we recorded charges of $10.9 million for fixed assets and $9.7 million for inventory damaged in the flooding in Thailand. In addition, we recorded a fixed asset impairment charge of $1.1 million for capitalized software expenses deemed not utilizable in the future and a $0.1 million loss on disposal of property and equipment. For the nine-month period ended December 31, 2010 we recorded a loss on disposal of property and equipment of $0.2 million.

Gain on Sales of Technology Assets, Net. Gain on sale of technology assets, net was $2.1 million for the nine-month period ended December 31, 2011. Total proceeds of $2.5 million from the sale of technology assets were partially offset by $0.4 million of associated direct expenses.

Interest Expense, Net. Interest expense, net was $0.7 million and $0.6 million for the nine-month periods ended December 31, 2011 and 2010, respectively. Interest expense, net for the nine-month periods ended December 31, 2011 and 2010 primarily consisted of interest expense on short-term debt and capital lease obligations, partially offset by interest income earned on cash and cash equivalents. The increase in interest expense primarily reflects the increase in capital lease obligations.

Other Income (Expense), Net. Other income, net was $0.8 million for the nine-month period ended December 31, 2011 and consisted primarily of net exchange gains on foreign currency transactions, and other expense, net was $0.4 million in the corresponding period in 2010 and consisted primarily of net exchange losses on foreign currency transactions.

Income Tax Expense. During the nine-month periods ended December 31, 2011 and 2010, we recorded $0.2 million and $0.1 million, respectively, of current income tax expense attributable to income earned in certain foreign and state tax jurisdictions. For those jurisdictions in which we generated operating losses, we recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

Because of the uncertainty regarding the timing and extent of future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with operating losses and other net deferred tax assets. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

Liquidity and Capital Resources

        During the nine-month period ended December 31, 2011, cash and cash equivalents decreased by $15.1 million to $85.2 million from $100.3 million at March 31, 2011. This decrease consisted primarily of $5.0 million of net cash used in operating activities, $6.9 million of capital lease payments and $5.2 million of capital expenditures, partially offset by $2.1 million of net proceeds from the sale of technology assets. Net cash used in operating activities primarily reflected our net loss of $62.5 million, excluding a $2.1 million net gain on the sale of technology assets, partially offset by a decrease in net current assets excluding cash and cash equivalents of $10.2 million, impairment and flood charges and loss on disposal of property and equipment of $21.6 million, depreciation and amortization of $17.9 million, amortization of purchased intangibles of $5.4 million, and non-cash stock-based compensation expense of $4.5 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from lower accounts receivable and lower levels of inventory partially offset by a decrease in accounts payable. During the nine-month period ended December 31, 2011, we also entered into $4.5 million of new capital lease obligations.

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

To the extent we generate sales in currencies other than the U.S. dollar, our revenues will be affected by foreign currency exchange rate fluctuations. For the three-month periods ended December 31, 2011 and 2010, 25.9% and 17.7%, respectively, of our sales were denominated in Japanese yen and 1.6% and 1.0%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars. For each of the nine-month periods ended December 31, 2011 and 2010, 15.6% of our sales were denominated in Japanese yen. For the nine-month periods ended December 31, 2011 and 2010, 1.5% and 0.9%, respectively, of our sales were denominated in euros. The remaining sales were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by foreign currency exchange fluctuations. During the three-month and nine-month periods ended December 31, 2011 and 2010, approximately 44.5% and 49.9%, and 44.2% and 46.7%, respectively, of our cost of sales were denominated in Japanese yen. We anticipate that the percentage of our cost of sales denominated in Japanese yen is likely to increase in the near term as we have relocated manufacturing capacity impacted by the flooding in Thailand to our facilities in Japan. Over the longer term, however, we would anticipate that the percentage of our cost of sales denominated in Japanese yen to diminish as we plan to expand the use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. As long as a substantial percentage of our cost of sales remains denominated in Japanese yen, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by foreign currency exchange rate fluctuations. During the three-month and nine-month periods ended December 31, 2011 and 2010, approximately 49.3% and 42.6%, and 47.4% and 40.3%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that a substantial portion of our operating expenses will continue to be denominated in Japanese yen in the foreseeable future.

To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in foreign currency exchange rates. If the exchange rate of the Japanese yen in relation to the U.S dollar had appreciated by ten percent during the three-month and nine-month periods ending December 31, 2011, our operating loss would have increased by approximately $1.2 million and $8.7 million, respectively. If the exchange rate had depreciated by ten percent during the three-month and nine-month periods ending December 31, 2011, our operating loss would have been reduced by approximately $1.0 million and $7.1 million, respectively.

As of December 31 and March 31, 2011, we had net payable positions of $5.6 million and $10.7 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange risk between the Japanese yen and the U.S. dollar on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At December 31, 2011, we had four forward currency exchange contracts in place to hedge a portion of this risk with an aggregate nominal value of $12.0 million, and at March 31, 2011, we had three forward currency exchange contracts in place to hedge a portion of this risk with an aggregate nominal value of $18.0 million, in each case with expiration dates of 120 days or less. We do not enter into foreign currency exchange forward contracts for trading purposes but rather as a hedging vehicle to minimize the effects of foreign currency exchange fluctuations. We have estimated that a 10% fluctuation in the Japanese yen between December 31, 2011 and the maturity date of the foreign currency exchange forward contracts currently held would lead to a gain of $1.3 million if the Japanese yen were to appreciate, or a loss of $1.1 million if the Japanese yen were to depreciate, and the contracts were held to maturity.

We have entered into a short-term, yen-denominated loan with The Sumitomo Trust Bank which is due monthly unless renewed. At December 31 and March 31, 2011, the outstanding loan balance was $19.5 million and $18.0 million, respectively. The increase of $1.5 million was due to changes in foreign currency exchange rates. Interest is paid monthly at TIBOR plus a premium, and was paid at a rate of 1.73% for the nine-month period ended December 31, 2011 and a rate that ranged from 1.26% to 1.50% during the nine-month period ended December 31, 2010. Total interest expense was $0.3 million and $0.2 million for three-month periods ended December 31, 2011 and 2010, repectively, and $0.6 million for each of the nine-month periods ended December 31, 2011 and 2010, respectively.

To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of December 31 and March 31, 2011, we had $85.2 million and $100.3 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating with management the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the three-month period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

Exhibit No.	Description of Document

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opnext, Inc.

By:	/s/ HARRY BOSCO
Harry Bosco
Chief Executive Officer and President

By:	/s/ ROBERT J. NOBILE
Robert J. Nobile
Chief Financial Officer & Senior Vice President, Finance

Date: February 9, 2012

Exhibit Index

Exhibit No.	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(1)

3.3	Specimen of stock certificate for common stock.(1)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.