Form 10-K
period 2012-03-31
OPNEXT INC
filed 2012-06-08
CIK 1157780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $69.1 million, based upon the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on September 30, 2011 of $1.25 per share.

As of June 4, 2012, 90,638,173 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Since our founding, we have acquired and integrated three businesses and, in February 2007, we completed our initial public offering and the listing of our common shares on the NASDAQ market. Prior to our IPO, we acquired Pine Photonics Communications, Inc., a transceiver module company that expanded our product line of SFP transceivers with data rates less than 10Gbps, and Hitachi’s opto device business, which is the foundation of our industrial and commercial product line. On January 9, 2009, we acquired StrataLight Communications, Inc. (“StrataLight”), a high-speed data transport company, complementing our core of high-speed client technologies. On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”), with Oclaro, Inc. (“Oclaro”) and Tahoe Acquisition Sub, Inc., a newly formed wholly owned subsidiary of Oclaro (“Merger Sub”). Under the Merger Agreement, we will combine our business with Oclaro through a merger of Merger Sub with and into the Company. The consummation of the merger is subject to customary conditions. The Merger Agreement contains certain termination rights for both us and Oclaro in certain circumstances, some of which would require us or Oclaro to pay the other a termination fee of $6,000,000. Please see our current report on Form 8-K filed on March 28, 2012 for more information about the proposed merger.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our website at http://www.opnext.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

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

Within the constraints of these industry standards, optical subsystems, module and component companies still face significant technology challenges. We need to provide products that incorporate improved semiconductor laser technology and improved mixed-signal logic that address performance, power consumption, operating temperature and size, all of which are inter-related primary challenges, while also meeting customers’ stringent demands for product reliability and low cost. The following are some of the primary technical challenges we encounter in designing and bringing our products to market:

•

The Power Challenge. Modules that operate at 10Gbps and 40Gbps consume two to more than five times as much electrical power as modules operating at the preceding data rate, and the power challenges are becoming more difficult as the industry moves toward 100Gbps. Network service providers generally have fixed, limited space in their network central offices, closets, and data centers to house network equipment, creating de facto standards on the physical size allowed for each piece of network equipment regardless of data rate. To offer increasingly higher-speed systems, network system vendors need more efficient modules to support greater port density while adhering to power supply and cooling system constraints. These constraints drive the need for laser technology with higher temperature tolerance and improved efficiency, which reduces power consumption and enables smaller form factor modules to be used. Most carriers and system vendors also now have well established green programs and award preference to suppliers that help them reduce their carbon footprint through lower power consumption.

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

Subassembly Design. Laser diodes and photodetectors are particularly sensitive to external forces, fields and chemical environments, so they are typically housed in a hermetically sealed package. These laser diodes and photodetectors are placed upon special ceramic circuit boards and packaged into a mechanical housing with certain electronics into transmit or receive optical subassemblies, or TOSAs (transmitter optical sub-assemblies) and ROSAs (receiver optical sub-assemblies). We have experts dedicated to TOSA and ROSA design with fundamental knowledge in laser physics, high-frequency design and mechanical design who have been awarded numerous patents. We are a founding member of the XMD and XLMD MSA’s, which create a platform of miniature, high-performance TOSAs and ROSAs for 10Gbps and 40Gbps that are used across multiple products.

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

High-Speed Optical Design. High-speed optical interfaces such as 40 Gbps and 100 Gbps require significant development of the analog optical design to meet performance requirements while remaining readily manufacturable. In addition to delivering advanced performance for high speed 40 Gbps and 100 Gbps transponders, we have also pioneered the development of carrier-class polarization mode dispersion compensation (PMDC) technology. Polarization mode dispersion is primarily created by mechanical stress in the fiber link, causing the polarization states of an optical signal to travel with different propagation velocities and thus arrive at different times at the receiver. Polarization mode dispersion stresses the receiver in detecting the transmitted optical signal and may cause inter-symbol interference, which leads to bit errors. Opnext’s PMDC technology reduces the impairment effects of PMD.

Digital Logic Design. Applications such as regional and long haul transmission are increasingly using digital logic to compensate for long haul optical transmission impairments. We internally developed the digital logic for our 40 Gbps products, including optical carrier and transport framers, integrated random data traffic testers, precoder logic and enhanced FEC (Forward Error Correction). We are developing digital logic designs for a 100 Gbps long haul coherent receiver to provide superior performance and cost structure for our products.

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

Modulation Techniques. In the communications industry, the modulation scheme refers to how bits of binary data are encoded into a new set of symbols that are more easily transmitted and received. A historical example is Morse code, which encodes data in short pulses, dots, and long pulses, dashes. Conventionally, optical communication has used a pulse of light to encode a binary “1” and the absence of light to encode a binary “0”. However, at higher data rates such as 40 Gbps and beyond, more complex modulation schemes are required. We possess expertise and know-how in using modulation schemes for long-reach and high data-rate optical transmission, including continuously optimized DPSK (Differential Phase Shift Keying), RZ-DQPSK (Return to Zero — Differential Quadrature Phase Shift Keying), PM-QPSK (Polarization Multiplexed — Quadrature Phase Shirt Keying) and coherent technologies. Additionally, we maintain a database of carrier fiber characteristics and deployed infrastructure that allows us to accurately model our modulation solutions based upon real-world impairments.

System-Level Software. At the system level, we offer a web-based graphical user interface that provides fault, configuration, accounting, performance and security, or FCAPS, capabilities within a self-contained, network-managed subsystem. Our software enables fast and simple integration into our original equipment manufacturer (“OEM”) customers’ management systems via XML (eXtensible Markup Language) or SNMP (Simple Network Management Protocol) management interfaces. By combining our standards-compliant software interfaces with our 40 Gbps subsystem, OEM customers are not required to independently develop hardware to integrate our 40 Gbps subsystems into their existing DWDM systems.

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

Our total research and development expenses were $54.6 million, $62.0 million and $74.1 million in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. In addition to our own sponsored research and development activities, we periodically enter into research and development agreements primarily to design, develop and manufacture complex 40 Gbps and 100 Gbps products according to the specifications of the customer. We recognized revenues of $1.3 million, $0.4 million and $5.1 million pursuant to such research and development agreements during the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Products

We categorize our communications products along three axes: data rate, application or reach, and product integration. The first axis of data rate indicates the speed at which the optical transceiver or device may operate. We have been a leader at the 10 Gbps and 40 Gbps data rates, and we are investing in technically more challenging 100 Gbps technologies in an effort to extend our leadership to such data rate. The second axis of application or reach indicates the type of link and the distance over which the optical signal is transmitted and received. The terms client-side and line-side indicate the type of link. Line-side applications typically transport multiple signals over a shared fiber cable spanning distances within a large city to inter-continental reaches. Client-side applications use a dedicated fiber cable to transport the data over a distance spanning the interior of a building or within a small city. Sometimes we further segment the client-side applications by the type of optical fiber, such as multimode fiber, which is used for less than 100 meters or within building links, or single mode fiber, which is used for reaches that can extend between buildings or across municipalities. Finally, the third axis of product integration indicates the level of complexity and functionality of the particular product. These range from discrete laser and photodiodes sold in chip or TOSA/ROSA form factors to optical transceiver modules to integrated subsystems with full software management implementations.

The primary technologies that comprise all of our products are laser diodes, photodetectors, digital logic and mixed-signal integrated circuits. These components are at the semiconductor chip level and are sometimes abbreviated as chips. The laser diode provides the light source for communication over fiber optic cables. Our current communications laser diode product offering includes DFB lasers and EA-DFB lasers at selected 2.5 Gbps, 10 Gbps, 28 Gbps and 40 Gbps data rates and 1310nm and 1550nm wavelengths. We expect our future developments to include tunable lasers and 100GbE laser source(s). We offer high-performance positive-intrinsic-negative and avalanche photodiodes, or PIN’s and APDs, which operate at the same data rates and wavelengths as our lasers. We develop our laser diodes and photodetectors to offer superior performance in key metrics such as link distance, reliability, temperature range, power consumption, stability and sensitivity.

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

The integration of the transmit functionality and the receive functionality is accomplished in optical modules often referred to as transceivers or transponders. The term transceiver is used more often for client-side applications and usually implies a more compact size and module footprint, whereas a transponder is more often used for line-side applications and usually implies a larger form factor size with more complex digital controls. Optical network systems vendors rely upon these optical modules to perform transmit and receive functions in most of their new system designs. Telecommunications systems may have anywhere from two to 16 transceiver modules typically mounted onto line cards while data communications systems may have anywhere from two to 48 ports. A few network system vendors design and build the optical interfaces for line-side applications internally; however, almost all network system vendors use optical modules for client-side applications. Our modules support a wide range of protocol interfaces for telecommunications and data communications systems such as OTN, Ethernet, Fibre Channel, and SONET/SDH ranging in speeds from 155 Mbps to 100 Gbps, as well as utilizing DWDM and tunable technology.

The final level of integration extends to optical terminal subsystems and custom subsystems, which encompass the optical interface, digital management, digital processing and software management. Our custom 40 Gbps subsystem is currently embedded in next generation 40 Gbps DWDM interfaces on an IP router, but could be customized for optical cross-connect switches, SONET/SDH multiplexers and transponder-based DWDM solutions. We provide custom integrated modules that meet network system vendors’ existing software control interface and mechanical, thermal and power design constraints, thus minimizing their development overhead and time-to-market. Our OTS-4000 optical terminal subsystem is an industry-compliant, shelf-level product that occupies one-third of a standard seven-foot equipment rack and supports eight hot-swappable line cards, each with 40 Gbps total capacity, consisting of transponders, regenerators, shelf controllers and dispersion compensators. The OTS-4000 is scalable to nearly a terabit per second in a single seven-foot rack in single 40 Gbps channel increments and provides a service provider with an immediate reduction in transmission cost per bit. Our 40 Gbps transponder technology supports long-haul transmission using existing optical amplification techniques. The OTS-4000 chassis supports redundant direct current power feeds and provides full redundancy of all common equipment.

Our products include:

Reach and Application		<10G	10G	40G	100G
Client- side	≤300 m	SFP	SFP+, XFP, X2, XENPAK

	≤2/10 km	SFP	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips	300pin, QSFP+, CFP, XLMD TOSA, XLMD ROSA	CFP

	≤40 km	SFP, chips	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips

	≤80 km	SFP, chips	SFP+, XFP, X2, XENPAK, 300pin, XMD TOSA, XMD ROSA, chips

Line-side	Metro to Long Haul	SFP, laser diode modules, chips	SFP+, XFP, X2, XENPAK, 300pin	300pin DPSK, 300pin DQPSK, DPSK Subsystem	168pin PM-QPSK coherent module & Subsystem

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

Customers

We have a global customer base for both the telecommunications and data communications markets that consists of many of the leading network systems vendors worldwide, including Alcatel-Lucent, Ciena Corporation, Cisco, Ericsson Limited, Fiberhome Telecommunication Technologies Co. Ltd. (“Fiberhome”), Hitachi, Huawei, Juniper Networks, Inc., NSN and ZTE Kangxun Telecom Co. Ltd. These customers purchase from us directly or, in certain cases, indirectly through their specified contract manufacturers. We have established long-term relationships by working closely with our customers to better understand the requirements of their products and by providing customer service and technical support.

The number of leading network systems vendors that supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Cisco and Alcatel-Lucent historically have been our two largest customers. In addition, sales to Fiberhome have grown significantly over the past two years. Sales to Cisco and Hitachi represented 41.2% in aggregate of our total revenue in the fiscal year ended March 31, 2012, and sales to Cisco, Alcatel-Lucent and Huawei represented 44.7% in aggregate of our total revenue in the fiscal year ended March 31, 2011.

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

Competition

The market for optical subsystems, modules and components is highly competitive and is characterized by continuous innovation. While no individual company competes against us in all of our product areas, our competitors range from the large, multinational companies offering a wide range of products to smaller companies specializing in narrow markets. In the telecommunications and data communications markets, we compete at the level of basic building blocks, such as lasers and photodetectors, as well as at the integrated module level, such as transceivers. Competitors include Avago, Emcore, Finisar, Fujitsu Optical Components, JDS Uniphase, Oclaro, Source Photonics and Sumitomo Electric Devices. With respect to subsystems and certain emerging technologies such as 100 Gbps line-side technologies, we also compete with the internal development efforts of network systems companies. We believe the principal competitive factors are:

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

Our manufacturing strategy takes advantage of differing solutions as a function of technology associated with each product to balance our overall performance, cost and quality objectives. When necessary we maintain production inhouse for time to market consideration of the most advanced products, while the bulk of our production has been outsourced to CM. We even maintain an ODM relationship on some of the low end products to further reduce our cost structure.

We complete the manufacturing of our 40 Gbps and 100 Gbps subsystems and 40 Gbps DPSK modules in our Los Gatos facility from the subassemblies and components provided by our contract manufacturers and other suppliers. Our expertise in optical, electrical and radio frequency design enables us or one of our contract manufacturers to combine the subassemblies and components from our contract manufacturers with our proprietary technologies, install custom embedded software and conduct extensive system calibration and testing.

We strive to develop long-term relationships with contract manufacturers to reduce assembly costs and provide greater manufacturing flexibility. The assembly and test processes for most of our 10 Gbps transceiver modules are performed by our contract manufactures. We expect to transition the assembly and test processes for certain 40 Gbps module production to our contract manufacturers during the fiscal year ending March 31, 2013, while we continue to manufacture our highly complex and newly developed 40 Gbps and 100 Gbps transceiver modules in-house to ensure time-to-market and the highest level of quality.

For our 2.5 Gbps and lower speed SFP modules, we transfer all designs to contract manufacturers once the design phase is completed. These lower speed modules are generally less complex than 10 Gbps and above modules and ramp up to much greater volumes in mass production.

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

For a further discussion of the importance to our business of, and the risks attendant to, our supply chain, see “Risk Factors — There is a limited number of potential suppliers for certain components used in our products. In addition, we depend on a limited number of suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues. We may also face component shortages if we experience increased demand for modules and components beyond what our qualified suppliers can deliver” in Item 1A of this Annual Report on Form 10-K.

Backlog and Geographic Financial Information

As of May 31, 2012, June 30, 2011 and June 30, 2010, we had $41.3 million, $50.2 million and $64.2 million, respectively, of backlog orders expected to be firm. We reasonably expect the full amount of such backlog as of May 31, 2012 to be filled in the current fiscal year ending March 31, 2013. Our level of backlog is significantly impacted by our participation in the vendor managed inventory programs certain of our more significant customers have implemented. For a further discussion of vendor managed inventory programs and the impact of our participation therein on us, see “Risk Factors — We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales” in Item 1A of this Annual Report on Form 10-K.

Please see Note 17 to Consolidated Financial Statements on page 83 for financial information regarding the regions in which we do business.

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force which is supported by a network of manufacturer representatives in some market areas and by distributors for some customers. Our sales force works closely with our field application engineers and product marketing and sales operations teams in an integrated approach to address our customers’ current and future needs. We assign an account manager to each customer account to provide a clear interface for the customer, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at higher data rates, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development and represent us in MSAs. Our market development team meets regularly with the Tier 1 system providers to understand their requirements so we can better address the needs of our direct customer, the system vendor.

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

In the industrial and commercial market, we primarily sell through a network of manufacturing representatives and/or distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated product marketing staff. We also sell directly to certain strategic customers. Through our customer interactions, we continually increase our knowledge of each application’s requirements, using this information to improve our sales effectiveness and guide product development.

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

As of March 31, 2012, we had been issued 580 patents and had 292 patent applications pending. Patents have been issued in various countries including the U.S., Japan, Germany and France, with the main concentrations in the U.S. and Japan. Of the issued patents, 95 will expire within the next five years and, of those, 42 will expire in the next two years. We do not expect the expiration of our patents in the next two years to materially affect our business. Our patent portfolio covers a broad range of intellectual property, including semiconductor design and manufacturing, optical device packaging, TOSA/ROSA and module design and manufacturing, electrical circuit design, tunable and DWDM technology, connectors and manufacturing tools. We follow well-established procedures for patenting intellectual property and have internal incentive programs to encourage the protection of new inventions.

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

Employees

As of March 31, 2012, we had 503 full-time employees, 327 of whom were located in Japan, 156 in the U.S., ten in Europe, three in Canada and seven in China. Of our 503 total employees as of March 31, 2012, 182 were in research and development, 162 were in manufacturing, 93 were in sales and marketing, and 66 were in administration. None of our employees is represented by a labor union.

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

Our results of operations have been and will be materially and adversely affected by the flooding in Thailand.

In October 2011, certain areas in Thailand suffered significant flooding as a result of heavy seasonal rains. Our primary contract manufacturer, Fabrinet, terminated operations at its factory located in Chokchai, Thailand, which had suffered extensive flood damage and become inaccessible due to high water levels inside and surrounding the facility. The flooding had a material impact on our business and results of operations; as a result of the flooding, we experienced a material decline in revenues in our fiscal quarters ended December 31, 2011 and March 31, 2012 and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the quarter ended December 31, 2011, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory based on our preliminary estimates of the damage caused by the flooding. We continue to evaluate our estimates of flood-related losses and in future quarters we may record additional losses for damaged equipment and inventory.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. Although our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business, it is likely that our results of operations, including our revenue, will continue to be materially adversely affected at least during the fiscal quarter ending June 30, 2012.

Our proposed merger with Oclaro, Inc. may not be consummated.

On March 26, 2012, we announced the execution of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) between us and Oclaro, Inc. (“Oclaro”) and our intention to merge with and into Oclaro. We cannot provide any assurances that such proposed merger will be consummated. If we and Oclaro are unable to complete the proposed merger, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business without the intended benefit. In addition, any failure to complete the proposed merger could make it more difficult to achieve our strategic and financial objectives.

Certain governmental authorities may seek to set material restrictions or conditions in order to consummate our proposed merger with Oclaro.

On April 23, 2012, Opnext and Oclaro were notified that the Federal Trade Commission and the Department of Justice had granted the parties’ request for early termination of the waiting period under the Hart–Scott–Rodino Antitrust Improvements Act of 1976 (“HSR”). While HSR clearance has been obtained, any state of the U.S. could take such actions under the antitrust laws as it deems necessary and desirable. Such actions could include seeking to enjoin the consummation of the merger or seeking divestiture of substantial assets of Opnext or Oclaro.

Several lawsuits have been filed against Opnext and Oclaro challenging the merger and an adverse ruling may prevent the merger from being completed. Further, such litigation, or future securities class action litigation against us, could result in substantial costs to us, drain our resources and divert our management’s time and attention.

Five putative class actions challenging the proposed merger between us and Oclaro have been filed in Alameda County Superior Court: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, filed on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, filed on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, filed on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, also filed on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, filed on April 9, 2012. The defendants in each case are the Company, and the members of the Company’s Board (collectively, the “Opnext Defendants”), Oclaro and Tahoe Acquisition Sub, Inc. (collectively, the “Oclaro Defendants”). Each action alleges that the Opnext Defendants breached their fiduciary duties to our stockholders by entering into the Merger Agreement. Each action further alleges that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger and attorneys’ fees. All of the actions except for the Graf action seek damages and an accounting. On April 25, 2012, the Alameda County Superior Court consolidated all five cases pending before it under the caption Zilberberg v. Abbe, Lead Case No. RG12623460. On May 14, 2012, the plaintiffs filed a consolidated amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The consolidated amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting.

Two putative class actions challenging the proposed merger between us and Oclaro have been filed in the Delaware Court of Chancery: (1) Glenn Freedman v. Opnext, Inc., No. 7400-VCL, filed on April 5, 2012; and (2) David Berger v. Harry L. Bosco, No. 7406-VCL, filed on April 9, 2012. The defendants in each case are the Opnext Defendants and the Oclaro Defendants. Each action alleges that the Opnext Defendants breached their fiduciary duties to our stockholders by entering into the Merger Agreement and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger, attorneys’ fees, damages and an accounting. On April 16, 2012, the Delaware Court of Chancery consolidated the two actions pending before it under the caption In re Opnext, Inc. Shareholders Litigation, Consolidated C.A. No. 7400-VCL. On May 14, 2012, the plaintiffs filed a verified amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The verified amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting. On May 16, 2012, the Delaware Court of Chancery entered an order staying the actions before it in deference to the action pending before the Alameda County Superior Court.

Additional lawsuits may be filed against us and/or members of our Board in connection with the proposed merger. One of the conditions to the closing of the merger is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all.

In addition, we have incurred and will continue to incur significant legal fees in responding to these lawsuits, and the expense of defending any additional litigation that may arise may also be significant. The amount of time required to resolve these lawsuits and any future lawsuits could be unpredictable and any such litigation could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We have a history of incurring significant net losses and we may not be able to achieve profitability in the future.

We have historically incurred losses and negative cash flows from operations since our inception. For the fiscal years ended March 31, 2012, 2011, and 2010, we incurred a net loss of $84.4 million, $31.8 million, and $78.5 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business.

If we are unable to achieve profitability, we may require additional financing to fund our operations in the future. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we continue to experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

We may not be able to improve gross margin levels.

We may not be able to maintain or improve our historical gross margin levels due to the current economic uncertainty, changes in customer demand (including changes in product mix) and pricing pressure from increased competition or other factors. During the fiscal year ended March 31, 2012, our gross margin decreased compared with the fiscal year ended March 31, 2011. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins have been, and may in the future be, adversely impacted by various factors including, but not limited to, fixed manufacturing costs that do not decrease in tandem with lower revenues (including due to the flooding in Thailand), unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results.

Shifts in our product mix may result in declines in gross margin.

Our gross profit margins vary among our product families and are generally higher on our 100 Gbps, 40 Gbps and longer distance 10Gbps products. Our optical products sold for longer-distance applications typically have higher gross margins than our products for shorter-distance applications. Therefore, our overall gross profit margins can be significantly impacted by the relative levels of longer-distance and shorter-distance products sold in any particular period. For example, our 40 Gbps and above revenues in the quarter ended December 31, 2011 declined by $11.9 million, or 37.1%, from the quarter ended September 30, 2011, and our 40 Gbps and above revenues in the quarter ended March 31, 2012 increased by $11.8 million, or 58.8%, from the quarter ended December 31, 2011. In addition, we experienced a 90% decline in sales of our 40 Gbps subsystems products over five consecutive quarterly periods through the quarter ended June 30, 2010 as 40 Gbps module technology initially became available. Given that our gross margins are generally higher on our 40 Gbps and above products, continuation of this volatility or further declines in our 40 Gbps and above product revenues could negatively affect future gross margins.

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

In recent periods, certain of our products that operate at 10 Gbps data rates have generated reduced gross margins, which reduced margins we believe are attributable to, among other factors, the increased average age of such products, delays in the development of certain internal subcomponents, our low level of vertical integration, as well as intensified competition in these product groups. To the extent that we are unable to introduce, or experience delays in introducing, the next generation of these products, or to the extent we are unsuccessful in achieving a desirable level of vertical integration with respect to the subcomponents of these products, we may continue to experience diminished gross margins in connection with the sales of these products.

We depend on a limited number of customers for a significant percentage of our sales, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

A limited number of customers have, historically, consistently accounted for a significant portion of our sales. For example, for the fiscal year ended March 31, 2012, sales to two customers, Cisco and Hitachi, in aggregate accounted for

41.2% of our total revenues, and for the fiscal year ended March 31, 2011, sales to three customers, Alcatel-Lucent, Cisco and Huawei in aggregate accounted for 44.7% of our total revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. Although we are attempting to expand our customer base, the markets in which we sell our optical components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future.

We do not have long-term volume purchase contracts with our customers, and, as a result, our customers may increase, decrease, cancel or delay their buying levels at any time with minimal advance notice to us, which may significantly harm our business.

Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, in most cases they are not contractually committed to buy any quantity of products. Our customers may increase, decrease, cancel or delay purchase orders already in place. If any of our major customers were to decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of orders may cause us to fail to achieve our short-term and long-term financial and operating goals. In the past, during periods of severe market downturns, certain of our largest customers cancelled significant orders with us and our competitors, which resulted in losses of sales and excess and obsolete inventory and led to inventory and asset disposals throughout the industry. For example, as the global economic recession that began in late 2007 deepened, certain of our largest customers cancelled significant, previously committed purchase orders resulting in the loss of sales and excess and obsolete inventory for us and increasing the difficulties associated with accurately forecasting future sales. Similar or continued decreases, deferrals or cancellations of purchases by our customers may significantly harm our industry and specifically our business in these and in additional unforeseen ways, particularly if such decreases, deferrals or cancellations are not anticipated.

In addition, as a consequence of natural disasters such as the October 2011 flooding in Thailand, the March 2011 earthquake and tsunami in Japan or other unforeseen events, our OEM customers may not be able to obtain sufficient supply of materials and components required for the production of their products, which could reduce sales of these products to end-users. If our OEM customers are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our products, or if their operations are otherwise disrupted by any natural disaster, we may experience delays or cancellation of orders from our OEM customers. Furthermore, concerns about shortages could lead some of our customers to forecast or place orders in excess of actual demand in order to ensure supply of products, and these types of ordering patterns could result in the buildup of excess inventory or excess manufacturing capacity.

There are a limited number of potential suppliers for certain components used in our products. In addition, we depend on a limited number of suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues. We may also face component shortages if we experience increased demand for modules and components beyond what our qualified suppliers can deliver.

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

During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations. For example, we are currently experiencing limitations on the availability of certain 100 Gbps components from our suppliers that are expected to result in some loss of sales and related revenues during the quarter ending June 30, 2012 and potentially thereafter.

In addition, following the March 2011 earthquake and tsunami in Japan, we experienced some supply chain disruption, resulting in some loss of revenue for us. Any negative impact on our suppliers from earthquakes, flooding or other natural disasters, including disruption in the production of component parts for our products or the ability of our suppliers to transport these components, may affect the availability of components used in our products, adversely affecting our ability to fulfill orders and, thus, our business and results of operations.

Our business and future operating results may be adversely affected by events outside of our control, including, but not limited to, natural disasters such as the recent flooding in Thailand and earthquake and tsunami in Japan.

Our business and operating results are vulnerable to interruption by events outside of our control, including, but not limited to, natural disasters, that may affect our factories or facilities in Japan or California or the facilities of our contract manufacturers or critical vendors. Possible disruptions include, among others: earthquakes, fire, tsunami, volcanic activity, flooding, power loss, telecommunications failures, political instability, military conflict and uncertainties arising from terrorist attacks, the economic consequences of military action or terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. Any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations. In addition, in the event of an economic downturn triggered by one or more of the foregoing events, we may suffer a decline in revenues and we may not be able to reduce costs fast enough to compensate, particularly since we may be hampered in reducing employee headcount in foreign jurisdictions because of foreign labor regulations.

For example, in October 2011, flood waters in Thailand infiltrated the manufacturing floor space at the Chokchai campus of our primary contract manufacturer, Fabrinet, where Fabrinet manufactured certain of our products, submerging most of our manufacturing and test equipment as well as our inventory and ending production at the facility. The loss of production capacity at Fabrinet had a significant impact on our operations, results of operations and ability to meet customer demand for our products in the quarters ended December 31, 2011 and March 31, 2012. In addition, we incurred significant charges and expenses related to the flooding in Thailand and the recovery from the flooding, including fixed asset impairments, inventory write-downs, and charges related to qualifications of our products after the flooding. During the quarter ended December 31, 2011, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory resulting from the flooding.

In March 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in the region, including severe damage to Japan’s power and other infrastructure. While our chip production facility in Totsuka suffered minor damage from the earthquake, production at the facility was halted and did not fully resume for approximately five weeks due to the time required to recalibrate and verify the proper operation of the equipment located there. Certain of our suppliers located in Japan were also impacted by the earthquake and tsunami and, in certain instances, we had to obtain alternative sources of supply or implement other measures. We were also impacted by power outages in the Totsuka area in March and April 2011 and there is continued uncertainty regarding the availability of electrical power. Thus, there remains a risk that we could in the future experience interruptions to our production that could materially adversely affect our business, financial condition and results of operations.

While the March 2011 earthquake did not directly damage our facilities to any significant extent, we did experience a material loss of revenue and material idle capacity costs during the period beginning on March 11, 2011, the date of the earthquake, through the quarter ended September 30, 2011. Earthquakes and other natural events beyond our control can harm our business, financial condition and results of operation by causing, among other things, production stoppages, the incurrence of significant costs, including, but not limited to, increased cost of component parts, supply chain shortages, or reduced demand for our products due to the impact on our customers or their supply chains.

We do not maintain or maintain limited insurance coverage for certain risks, and any unforeseen or catastrophic losses for which we have limited or no insurance coverage could have a material adverse effect on our business, financial position, results of operations and cash flows.

For certain risks, we do not maintain or maintain limited insurance coverage because of cost or availability. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insured limits or for which we are not insured may have a material adverse effect on our business, financial position, results of operations, and cash flows.

At the time of the October 2011 flooding in Thailand, Fabrinet maintained insurance coverage that provided for reimbursement of losses resulting from flood damage to our property over which they had custody and control, and we maintained independent coverage for the inventory we held at Fabrinet. While we are not a named beneficiary of Fabrinet’s insurance policy, we are working with Fabrinet (and Fabrinet’s insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. Because we and Fabrinet have yet to finalize our claims with respect to our losses, we cannot yet estimate the amount or timing of any proceeds we may ultimately receive under the insurance policies or in respect of any contractual claims we may have against Fabrinet. In addition, because of specified exclusions and limitations in these policies (such as coinsurance, facilities location sub-limits and policy covenants), we may ultimately recover substantially less than our losses, which would materially and adversely affect our business, financial condition and results of operations.

Finally, the insurance claims process has required and will continue to require a significant amount of time from management in terms of determining the amount of loss for equipment and inventory, working with Fabrinet and our insurance carriers to determine the scope of coverage, making all appropriate claims in a timely manner and potentially disputing claim denials or coverage limits for which we do not agree.

We may experience disruption to our business as a result of our planned relocation of our operations currently located in Totsuka, Japan.

During the fiscal year ending March 31, 2013, we expect to relocate our manufacturing and research and development facilities, as well as our administrative offices, currently in Totsuka, Japan to a facility we have leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. While we intend to take steps to minimize any adverse impact on our business resulting from the move, there can be no assurance that such relocation will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, such as lasers and photodetectors as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers. Because a significant portion of our manufacturing costs is relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments, increase our costs or decrease our sales and related revenues.

We are dependent on contract manufacturers used by our customers for a significant portion of our sales.

Many of our OEM customers, including Cisco and Alcatel-Lucent, use third-party contract manufacturers to manufacture their networking systems. Sales to contract manufacturers used by our customers represented 22.7% and 27.9% of our total revenues for the fiscal years ended March 31, 2012 and 2011, respectively. Certain contract manufacturers purchase our products directly from us on behalf of networking OEMs. Although we work with our OEM customers in the design and development phases of their systems, these OEM customers are gradually giving contract manufacturers more authority in product purchasing decisions. As a result, we depend on a concentrated group of contract manufacturers for a significant portion of our sales. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers that work with our OEM customers experience financial or other difficulties in their businesses, our sales and our business could be adversely affected.

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

Certain VMI programs, particularly any involving products considered to be standard products, may require us to commit to delivering certain quantities of our products to our customers as consigned inventory without the customers having committed to purchase any such products. Such VMI programs increase the likelihood that estimates of our customers’ requirements that prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. Some of our products and components of our products have in the past become obsolete while in inventory because of changing customer specifications or a decrease in customer demand. If we or our customers with which we participate in VMI programs fail to accurately predict the demand for our products, we could incur additional excess and obsolete inventory write-downs. If we are unable to effectively manage the implementation of, and proper inventory management planning associated with, our customers’ VMI programs, our financial condition and results of operations could be materially adversely affected.

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

If network service providers that purchase systems from our customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed. The qualification and field testing of our customers’ systems by network service providers is long and unpredictable. This process is not under our or our customers’ control, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers’ network systems could result in the delay or cancellation of orders for our products included in the applicable network system, which could harm our results of operations.

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

In the telecommunications market, there are stringent and comprehensive reliability and qualification requirements for optical networking systems. In the data communications industry, qualifications can also be stringent and time consuming. However, these requirements are less uniform than those found in the telecommunications industry and may vary from application to application and systems vendor to systems vendor.

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

We rely on a limited number of contract manufacturers to assemble, manufacture and test the majority of our finished goods. The qualification and set-up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Certain of our independent manufacturers have a limited history of manufacturing optical modules or components. In the past, we have experienced delays or other problems, such as inferior quality, insufficient quantity of product and an inability to meet cost targets, which have led to delays in our ability to fulfill customer orders. These delays and problems have also resulted from natural disasters rather than the actions of the applicable manufacturer, such as the flooding in Thailand in October 2011, which significantly impacted production of components and products, local transportation and utilities, the availability of power and access to the manufacturing facility at our primary contract manufacturer, Fabrinet. We lost a significant amount of revenue in our fiscal quarters ended December 31, 2011 and March 31, 2012 as a result of such flooding. Additionally, in the past we have been required to qualify new contract manufacturers and replace contract manufacturers, which has led to delays in deliveries. Any future interruption in the operations of our contract manufacturers, or any deficiency in the quality, quantity or timely delivery of the components or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers or require us to contract with and qualify new contract manufacturers As a result of any interruption in the operations of our contract manufacturers, we may lose existing or potential customers or orders and our business may be negatively impacted.

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

Our quarterly sales and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as market analysts and investors respond to these quarterly fluctuations. These fluctuations are attributable to numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, size and product mix of sales of our products;

•	our ability to source component parts and to manufacture and deliver products to our customers in a timely and cost-effective manner;

•	quality control problems in our and our contract manufacturers’ manufacturing operations;

•	fluctuations in our manufacturing yields;

•	length and variability of the sales cycles of our products;

•	the loss or gain of significant customers;

•	new product introductions and enhancements by our competitors and ourselves and the level of market acceptance thereof;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems;

•	the occurrence and effects of natural disasters, including in Thailand, which has a high level of flooding, and in Japan, which has a high level of seismic activity;

•	unanticipated increases in costs and expenses; and

•	fluctuations in foreign currency exchange rates.

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

We are exposed to foreign currency exchange rate risks. Because certain sales transactions are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the fiscal years ended March 31, 2012, 2011 and 2010, 17.6%, 15.5% and 9.4%, respectively, of our revenues were denominated in Japanese yen. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations. In addition, a substantial portion of our cost of sales and the related assets and liabilities are denominated in Japanese yen and portions of our operating expenses are denominated in Japanese yen and euros. During the fiscal years ended March 31, 2012, 2011 and 2010, approximately 47.4%, 44.9% and 37.2%, respectively, of our cost of sales were denominated in Japanese yen. As a result, we bear the risk that fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar could decrease our total revenues or increase our costs and expenses and, therefore, adversely affect future results of operations.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2007, and is likely to remain volatile in the future. For example, since the date of our initial public offering, our common stock has closed as low as $0.81 and as high as $18.71 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new products by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation;

•	our sale of common stock or other securities in the future, or sales of our common stock by our principal stockholders;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets;

•	the occurrence and effects of natural disasters in areas in which we operate, including in Thailand, which has a high level of flooding, and in Japan which has a high level of seismic activity;

•	general economic conditions; and

•	material weaknesses in internal controls.

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

Because certain of our competitors have longer operating histories, stronger strategic alliances and greater financial, technical, marketing and other resources than we have, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data communications markets, some of our competitors offer broader product portfolios by supplying passive components or a broader range of lower-speed transceivers. Other competitors may also have preferential access to certain network systems vendors or offer directly competitive products that may have certain better performance measures than our products. In addition, with respect to certain emerging technologies such as 100 Gbps line-side technologies, we also compete with the internal development efforts of network system companies. Our competitors — including network systems companies developing potentially competitive products internally — that have large market capitalizations or cash reserves may be better positioned than we are to fund research and development or to acquire other companies to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, we cannot assure you that we will be able to compete successfully against either current or future competitors.

The market for optical components continues to be characterized by intense price competition which has had, and will continue to have, a material adverse effect on our results of operations, particularly if we are not able to reduce our expenses commensurately.

The market for optical components continues to be characterized by declining average selling prices resulting from factors such as intense price competition among optical component manufacturers, excess capacity, the introduction of new products, and increased unit volumes as manufacturers continue to deploy network and storage systems. In recent years, we have observed a modest acceleration in the decline of average selling prices. We anticipate that average selling prices will continue to decrease in response to product introductions by our competitors or us, or in response to other factors, including price pressures from significant customers. In order to achieve and sustain profitable operations, we must, therefore, continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

If demand for optical systems, particularly for 10 Gbps and above network systems, does not continue to expand as expected, our business will suffer.

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

•	changing product specifications and customer requirements;

•	access to or availability of parts and components needed in new products;

•	unanticipated engineering complexities;

•	delays in or denials of membership in future multi-source agreements (“MSAs”) that become successful, or membership in and product development for MSAs that do not become successful;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.

We expect that new technologies will continue to emerge as competition in the communications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive, obsolete or unmarketable. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot make any assurance that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products, including those incorporating certain emerging technologies such as 100Gbps line-side technologies, in which we have made and continue to make significant investments, will gain market acceptance or that we will be able to respond effectively to product introductions by competitors, technological changes or emerging industry standards. We also may not be able to develop or license from third parties the underlying core technologies necessary to create new products or enhancements to our existing products and to stay competitive in our markets. Any failure to respond to technological changes could significantly harm our business.

We depend on Hitachi for assistance with our research and development efforts. Any failure of Hitachi to provide these services could have a material adverse effect on our business.

Our product expertise is based on our research ability developed within our Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to our business success and strategy is fundamental laser research. We rely on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to our current and future business. However, such agreement does not guarantee us research and development support from Hitachi, but only provides the terms and conditions pursuant to which such support will be provided by Hitachi should Hitachi elect to provide support. Should access to Hitachi’s research laboratories be unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.

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

In addition to our manufacturing facilities in Japan, we rely on contract manufacturers located elsewhere in Asia and other countries for our supply of key products and we intend to further expand our use of contract manufacturers outside the United States. Each of these facilities and manufacturers subjects us to certain risks associated with international manufacturing, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liabilities, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays, including, but not limited to, as a result of customs delays or natural disasters in other countries;

•	greater difficulty in overseeing manufacturing operations, including, but not limited to, the levels of inventory maintained at our and our contract manufacturers’ facilities;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	the impact of flooding, earthquakes or other natural disasters, including in Thailand, which has a high level of flooding, and in Japan, which has a high level of seismic activity;

•	potential political and economic instability; and

•	the outbreak of infectious diseases that could result in travel restrictions or the closure of our facilities or the facilities of our contract manufacturers or suppliers.

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

We derive, and expect to continue to derive, a significant portion of our revenues from sales in various international markets. Our international sales and operations are subject to a number of material risks, including, but not limited to:

•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead;

•	difficulties in staffing, managing and supporting operations in more than one country;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	fewer legal protections for intellectual property;

•	fluctuations in foreign economies;

•	fluctuations in the value of foreign currencies and interest rates;

•	domestic and international economic or political changes, hostilities or other disruptions in regions where we currently operate or may operate in the future;

•	the impact of flooding, earthquakes or other natural disasters, including in Thailand, which has a high level of flooding, and in Japan, which has a high level of seismic activity;

•	limitations on travel engendered by the outbreak of diseases and any other widespread public health problems; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

The risks provided above impact our business in areas in which we operate, including Japan and Europe, which constitute a significant portion of our international operations. For example, loss of production capacity at Fabrinet due to the October 2011 flooding in Thailand had a significant impact on our operations, results of operations and ability to meet customer demand for our products in the quarters ended December 31, 2011 and March 31, 2012.

If we fail to obtain the right to use others’ intellectual property rights necessary to operate our business, our ability to succeed will be adversely affected.

Numerous patents in our industry are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. For example, on March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), alleging that certain laser diode modules sold by Opnext Japan infringed Furukawa’s Japanese Patent No. 2,898,643 and seeking an injunction as well as 300 million yen in royalty damages. While the Tokyo District Court and the Intellectual Property High Court each entered judgment in favor of Opnext Japan and such judgments are no longer subject to appeal, the defense of this action required significant expenditures on our part. There can be no assurance that other actions which may in the future be filed against us will not result in a material recovery against, or significant additional expenses for, us.

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

We were initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, we acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that we develop during a period which ended in July 2011 (or October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including to compete with us.

Additionally, while significant intellectual property owned by Hitachi was assigned to us when we were formed, Hitachi retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including our competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that is licensed to us by Hitachi is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Hitachi could harm our business, financial condition and results of operations.

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

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased sales. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our intellectual property is difficult, especially after our employees or those of our third-party contract manufacturers end their employment or engagement. We may have employees leave us and go to work for competitors. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our intellectual property is difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, on May 27, 2011 Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174, for which Opnext Japan is seeking an injunction as well as damages in the amount of 100 million yen, and on August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845, for which Opnext Japan is seeking an injunction as well as damages in the amount of 200 million yen. The costs and diversion of resources from this or other litigation that may be necessary to enforce our intellectual property rights could significantly harm our business. However, if we fail to protect our intellectual property, we may not receive any return or an acceptable return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products or suffer significant litigation expense, even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, or our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. For example, on March 27, 2008, Furukawa filed a complaint against Opnext Japan, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 and seeking an injunction as well as 300 million yen in royalty damages. While the Tokyo District Court and the Intellectual Property High Court each entered judgment in favor of Opnext Japan and such judgments are no longer subject to appeal, the defense of this action required significant expenditures on our part. There can be no assurances that this action or other actions that might be brought against us in the future will not result in a material recovery against, or significant additional expenses for, us.

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

There can be no assurance that any acquisition we might consummate will generate the anticipated results. While we continue to believe that the acquisition of StrataLight, a high-speed transport company that we acquired in January of 2009, complements our core of high speed client technologies, StrataLight has not contributed the level of revenues we initially anticipated that it would contribute to our overall results. For example, StrataLight contributed revenue of $39.0 million in the fiscal year ended March 31, 2012 compared to revenue of $83.0 million in the fiscal year ended March 31, 2010.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of Amendment No. 1 to our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2007, our management concluded that in the course of preparing our financial statements for the quarter ended December 31, 2007 errors occurred in the valuation of inventory consigned to one of our contract manufacturers and that, as a result, our inventory and trade payables balances and the reported amounts of cost of goods sold and other income (expense), net, were not properly reported for each of the fiscal years ended March 31, 2006 and March 31, 2007, and for the quarters beginning September 30, 2005 through March 31, 2007, and our inventory and trade payables balances and the reported amount of cost of goods sold were not properly reported for the quarter ended June 30, 2007. As a result of these errors, we restated our audited financial statements for the fiscal years ended March 31, 2007 and 2006, and filed Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007 to restate these financial statements, as well as Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended June 30, 2007 and September 30, 2007. These restatements caused our management to conclude that we had a material weakness in our internal control over financial reporting because the controls did not identify the errors on a timely basis. During the quarter ended March 31, 2008, our management implemented processes and procedures that it believes remediated this weakness. As a result, our management concluded that our internal control over financial reporting was operating effectively as of March 31, 2008 and for each subsequent quarterly period through the fiscal year ended March 31, 2012.

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

As of December 31, 2009, we experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” our U.S. federal and state NOLs were reduced by $26.3 million and $40.2 million, respectively, as of December 31, 2009. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $35.9 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $188.9 million, $64.4 million and $202.3 million, respectively, at March 31, 2012. Of the NOLs at March 31, 2012, $131.8 million of U.S. federal NOLs and $32.3 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.7 million, respectively. During the fiscal year ended March 31, 2012, state and foreign NOLs of $3.4 million and $71.3 million, respectively, expired unused. During the fiscal year ending March 31, 2013, state and foreign NOLs of approximately $2.7 million and $79.4 million, respectively, will expire if unused. There can be no assurance that we will not experience further limitations with respect to the utilization of our NOLs or that additional NOLs will not expire unused in the future.

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

Hitachi and Clarity could effectively together control the outcome of actions that require the approval of our shareholders.

As of June 1, 2012, Hitachi held an approximately 31.4%, and Clarity Partners, L.P. and Clarity Opnext Holdings II, LLC (collectively, “Clarity”) held an approximately 7.2%, equity interest in the Company. In addition, Hitachi and Clarity each have employees who serve as members of our board of directors. Their equity shareholdings could effectively give them the power to collectively control many or all actions that require shareholder approval, including the election of our board of directors. Significant corporate actions, including the incurrence of material indebtedness or the issuance of a material amount of equity securities may require the consent of our shareholders. Hitachi and Clarity, collectively or individually, might oppose any action that would dilute their respective equity interests in us, and may be unable or unwilling to participate in future financings of the Company and thereby materially harm our business and prospects.

We may have conflicts of interest with Hitachi and, because of Hitachi’s significant ownership interest in us, may not be able to resolve such conflicts of interest on favorable terms for us. For example, Hitachi has another majority-owned subsidiary, Hitachi Cable, Ltd., that directly competes with us in certain 10 Gbps 300 pin and LX4 applications and certain SFP applications.

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

In addition to our governing documents, on June 18, 2009, our board of directors adopted a shareholder rights plan (the “Rights Plan”) designed to protect our NOLs and other related tax attributes that could be used to reduce future potential federal and state income tax obligations. The rights were designed to deter stock accumulations made without prior approval from our board of directors that would trigger an “ownership change,” as that term is defined in Section 382, with the result of limiting the availability for future use of our NOLs. The Rights Plan was not adopted in response to any known accumulation of shares of our stock and was approved by our stockholders at our 2009 annual meeting of stockholders. On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting events that, when taken together with other changes in ownership of our common stock by our five percent or greater stockholders during the prior three-year period, constituted an “ownership change” for us as that term is defined in Section 382, with the result of limiting the availability of our NOLs and other related tax attributes for future use. Notwithstanding such “ownership change,” the Rights Plan remains in place until its expiration on June 22, 2012 and may continue to deter accumulations of shares of our common stock.

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

We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future. The table below lists and describes the terms of our leased properties:

Location	Approximate Square Feet	Function	Lease Expiration Date
United States
Eatontown, New Jersey	8,083	Administration, Sales	August 31, 2014

Fremont, California	30,574	Administration, Sales, Marketing, Manufacturing, Research and Development	November 30, 2013

San Jose, California	25,300	Administration, Marketing, Research and Development	November 30, 2016

Santa Clara, California	10,200	Manufacturing	November 30, 2012

International
Chiyoda-ku, Japan	2,330 (216 square meters)	Sales	June 11, 2014 (automatic 2-year extensions unless notice given by either party)

Komoro, Japan	34,786 (3,206 square meters)	Manufacturing, Research and Development	March 31, 2016 (automatic 5-year extensions unless notice given by either party)

Munich, Germany	2,992 (278 square meters)	Sales	October 31, 2012

Shanghai, China	1,356 (126 square meters)	Sales	January 21, 2014

Totsuka, Japan	115,852 (10,763 square meters)	Administration, Manufacturing, Research and Development	September 30, 2012 (automatic 1-year extensions unless notice given by either party)

Kanazawa-ku, Japan	2,727 (253 square meters)	Research and Development	February 28, 2015 (automatic 2-year extensions unless notice given by either party)

Item 3. Legal Proceedings.

Five putative class actions challenging the proposed merger between the Company and Oclaro, Inc. (“Oclaro”) have been filed in Alameda County Superior Court: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, filed on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, filed on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, filed on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, also filed on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, filed on April 9, 2012. The defendants in each case are the Company, and the members of the Company’s Board (collectively, the “Opnext Defendants”), Oclaro and Tahoe Acquisition Sub, Inc. (collectively, the “Oclaro Defendants”). Each action alleges that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Agreement and Plan of Merger and Reorganization, dated as of March 26, 2012, entered into among the Company, Oclaro, and Tahoe Acquisition Sub, Inc. (the “Merger Agreement”). Each action further alleges that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger and attorneys’ fees. All of the actions except for the Graf action seek damages and an accounting. On April 25, 2012, the Alameda County Superior Court consolidated all five cases pending before it under the caption Zilberberg v. Abbe, Lead Case No. RG12623460. On May 14, 2012, the plaintiffs filed a consolidated amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The consolidated amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting.

Two putative class actions challenging the proposed merger between the Company and Oclaro have been filed in the Delaware Court of Chancery: (1) Glenn Freedman v. Opnext, Inc., No. 7400-VCL, filed on April 5, 2012; and (2) David Berger v. Harry L. Bosco, No. 7406-VCL, filed on April 9, 2012. The defendants in each case are the Opnext Defendants and the Oclaro Defendants. Each action alleges that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger, attorneys’ fees, damages and an accounting. On April 16, 2012, the Delaware Court of Chancery consolidated the two actions pending before it under the caption In re Opnext, Inc. Shareholders Litigation, Consolidated C.A. No. 7400-VCL. On May 14, 2012, the plaintiffs filed a verified amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The verified amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting. On May 16, 2012, the Delaware Court of Chancery entered an order staying the actions before it in deference to the action pending before the Alameda County Superior Court.

The Company intends to defend itself and the Opnext Defendants vigorously in each of the above-referenced class actions.

On March 27, 2008, Furukawa Electric Co. (“Furukawa”) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (“Opnext Japan”), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 20, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan, and on February 17, 2012, the Supreme Court of Japan rejected such appeal. The matter is no longer subject to further appeal and is now final.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since the commencement of public trading of our common stock on February 15, 2007 in connection with our initial public offering, our common stock has traded on the NASDAQ Stock Market under the symbol “OPXT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated:

	High	Low
Fiscal 2012 Quarter:

January 1, 2012 to March 31, 2012	1.74	0.81
October 1, 2011 to December 31, 2011	1.37	0.78
July 1, 2011 to September 30, 2011	2.48	1.24
April 1, 2011 to June 30, 2011	3.05	1.75

Fiscal 2011 Quarter:

January 1, 2011 to March 31, 2011	4.45	1.75
October 1, 2010 to December 31, 2010	2.02	1.29
July 1, 2010 to September 30, 2010	1.94	1.36
April 1, 2010 to June 30, 2010	2.53	1.62

The approximate number of stockholders of record as of May 29, 2012 was 170.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2007 and March 31, 2012, with the cumulative total return of (i) the NASDAQ Telecommunications Index, (ii) the NASDAQ Composite Index and (iii) the Amex Networking Index, over the same period. This graph assumes the investment of $100.00 on March 31, 2007 in each of our common stock, the NASDAQ Telecommunications Index, the NASDAQ Composite Index and the Amex Networking Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sale price on March 30, 2007 of $14.79 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of potential future performance.

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
Opnext, Inc.	100.00	36.85	11.56	15.96	16.43	10.48
NASDAQ Telecommunications Index	100.00	96.24	63.54	95.76	94.30	93.17
NASDAQ Composite Index	100.00	94.11	63.12	99.02	114.84	127.66
Amex Networking Index	100.00	87.81	55.17	105.04	136.53	105.93

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our stock-based incentive plans as of March 31, 2012 that were approved or not approved by our stockholders (in thousands, except dollar amounts):

	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and stock units	Weighted-average exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our security holders	11,598	$4.51	15,228

Equity compensation plans not approved by our security holders	—	$—	—

Repurchases of Equity

During our fourth fiscal quarter ended March 31, 2012, we repurchased 11,051 shares of common stock at a cost $1.15 per share in the month of February and 20,839 shares of our common stock at a cost of $1.14 per share in the month of March, in each case in connection with the payment of the tax withholding obligations related to the vesting of restricted common shares held by certain members of our executive staff and board of directors.

Item 6. Selected Financial Data.

The following consolidated balance sheet data as of March 31, 2012 and 2011 and the consolidated statements of operations data for the fiscal years ended March 31, 2012, 2011 and 2010 have been derived from our audited financial statements and related notes that are included elsewhere in this annual report. The consolidated balance sheet data as of March 31, 2010, 2009 and 2008, and the statement of operations data for the fiscal years ended March 31, 2009 and 2008, have been derived from our audited financial statements and related notes that do not appear in this annual report. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The historical results are not necessarily indicative of the results to be expected for any future period.

Historical Financial Data

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenues(1)	$299,827	$357,641	$319,132	$318,555	$283,498
Cost of sales	249,405	281,418	252,490	242,782	187,123
Amortization of acquired developed technology	5,780	5,780	5,780	1,321	—

Gross margin	44,642	70,443	60,862	74,452	96,375
	14.9%	19.7%	19.1%	23.4%	34.0%
Research and development expenses	54,561	62,039	74,145	54,043	38,324
Selling, general, and administrative expenses	54,609	58,258	54,829	63,483	48,291
Impairment of goodwill	—	—	—	67,681	—
Acquired in-process research and development	—	—	—	15,700	—
Amortization of purchased intangibles	1,055	1,368	9,240	5,540	—
Flood-related impairment and other damages, and loss on disposal of property and equipment	20,055	578	159	122	502

Operating (loss) income	(85,638)	(51,800)	(77,511)	(132,117)	9,258
Gain on sale of technology assets, net	3,006	21,436	—	—	—
Interest (expense) income, net	(838)	(823)	(615)	2,748	8,534
Other expense, net	(701)	(494)	(472)	(187)	(744)

(Loss) income before income taxes	(84,171)	(31,681)	(78,598)	(129,556)	17,048
Income tax (expense) benefit	(182)	(151)	85	(16)	—

Net (loss) income	$(84,353)	$(31,832)	$(78,513)	$(129,572)	$17,048

Net (loss) income per share:
Basic	$(0.93)	$(0.35)	$(0.88)	$(1.86)	$0.26
Diluted	(0.93)	(0.35)	(0.88)	(1.86)	0.26

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Weighted average number of shares:
Basic	90,267	89,904	88,952	69,775	64,598
Diluted	90,267	89,904	88,952	69,775	64,633

Consolidated balance sheet data:
Total assets	$295,575	$374,357	$370,298	$449,764	$432,459
Long-term liabilities	24,627	19,409	16,672	26,050	22,192
Total shareholders’ equity	159,228	236,226	253,540	320,537	323,078

(1)	Revenues include revenues attributable to StrataLight Communications, Inc. commencing January 9, 2009.

Selected Quarterly Financial Information (Unaudited)

The following table shows our unaudited consolidated quarterly statements of operations data for each of the quarters in the fiscal years ended March 31, 2012 and 2011. This information has been derived from our unaudited financial information, which, in the opinion of management, has been prepared on the same basis as our audited financial statements and includes all adjustments necessary for the fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this annual report.

	Three Months Ended
	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
	(in thousands, except per share data)
Revenues	$67,647	$53,066	$86,029	$93,085
Gross margin	5,057	1,998	17,285	20,302
Net loss (1)	(21,815)	(46,336)	(9,955)	(6,247)
Net loss per share:
Basic and diluted	$(0.24)	$(0.51)	$(0.11)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	90,360	90,304	90,300	90,206

(1)	Net loss for the three months ended March 31, 2012 included $1.0 million of stock-based compensation expense, $4.3 million of Thailand flood-related expenses, $1.6 million of recovered costs from flood damaged inventory, $1.5 million of amortization of purchased intangibles, $1.5 million of merger-related costs and $0.9 million of net gain from the sale of technology assets. Net loss for the three months ended December 31, 2011 included $21.7 million of damaged inventory and impaired equipment resulting from the Thailand flood, $1.8 million of amortization of purchased intangibles, $0.9 million of stock-based compensation expense and $0.4 million of flood-related expenses. Net loss for the three months ended September 30, 2011 included $1.8 million of amortization of purchased intangibles and $1.6 million of stock-based compensation expense. Net loss for the three months ended June 30, 2011 included $1.9 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $2.1 million of net gain from the sale of technology assets.

	Three Months Ended
	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
	(in thousands, except per share data)
Revenues	$95,348	$97,051	$86,376	$78,866
Gross margin	18,703	19,362	17,587	14,791
Net income (loss) (1)	9,035	(10,180)	(14,427)	(16,260)
Net income (loss) per share:
Basic	$0.10	$(0.11)	$(0.16)	$(0.18)
Diluted	0.10	(0.11)	(0.16)	(0.18)
Weighted average shares outstanding:
Basic	89,964	89,892	89,889	89,873
Diluted	91,974	89,892	89,889	89,873

(1)	Net income for the three months ended March 31, 2011 included $21.4 million of net gain from the sale of technology assets, $1.9 million of stock-based compensation expense, and $1.8 million of amortization of purchased intangibles. Net loss for the three months ended December 31, 2010 included $2.4 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.5 million of restructuring charges. Net loss for the three months ended September 30, 2010 included $1.9 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.1 million of restructuring charges. Net loss for the three months ended June 30, 2010 included $2.0 million of stock-based compensation expense, $1.8 million of amortization of purchased intangibles, and $0.3 million of restructuring charges.

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

Proposed Merger with Oclaro

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”) and Tahoe Acquisition Sub, Inc., a newly formed wholly owned subsidiary of Oclaro (“Merger Sub”), pursuant to which we have agreed to combine our business with Oclaro’s through a merger of Merger Sub with and into us (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, by virtue of the Merger and without any action on the part of any stockholder, each share of our common stock, par value $0.01 per share, will be converted into the right to receive 0.42 of a share of common stock of Oclaro, par value $0.01 per share. Options to purchase our common stock will be assumed by Oclaro pursuant to the terms of the Merger Agreement. Stock appreciation rights with respect to our common stock as well as our outstanding restricted stock units will be converted into stock appreciation rights with respect to Oclaro common stock and restricted stock units of Oclaro pursuant to the terms described in the Merger Agreement. We incurred $1.5 million of merger-related costs in the quarter ended March 31, 2012 and we anticipate incurring approximately $4.3 million of additional merger-related costs as well as approximately $3.0 million of retention bonus payments prior to the closing. We expect the Merger to close in the third calendar quarter of 2012.

Overview and Background

We were incorporated as a wholly owned subsidiary of Hitachi, Ltd. (“Hitachi”) in September of 2000. In July of 2001, Clarity Partners, L.P. and related investment vehicles invested in us and we became a majority owned subsidiary of Hitachi. In October 2002, we acquired Hitachi’s opto device business and expanded our product line into select industrial and commercial markets. In June 2003, we acquired Pine Photonics Communication Inc. (“Pine”) and expanded our product line of SFP transceivers with data rates less than 10Gbps that are sold to telecommunication and data communication customers. In February 2007, we completed our initial public offering of common stock on the NASDAQ market. In January 2009, we completed our acquisition of StrataLight Communications, Inc. (“StrataLight”), which expanded our product line to include 40 Gbps subsystems.

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

Flooding in Thailand

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand, ending production at the facility. As a result, we initially relocated limited production capacity to our manufacturing facilities in Totsuka, Japan and Fremont, California and, starting in February 2012, we relocated a portion of the 10 Gbps module production capacity previously at Fabrinet’s Chokchai facility to Fabrinet’s Pinehurst facility, located approximately seven miles north of Chokchai. We have also engaged an additional contract manufacturer to enable us to dual source the manufacturing of certain high volume products. All of the lost 10 Gbps module production capacity was restored by the end of March 2012.

The loss of production capacity at Fabrinet had a significant impact on our operations and ability to meet customer demand for our products during the second half of our fiscal year ended March 31, 2012. We expect the loss of revenue in the first fiscal quarter ending June 30, 2012 may be material as well as we continue to experience the adverse impact of certain customers having placed orders with alternative suppliers during our period of limited production.

In addition to the loss of revenue, we experienced a loss of equipment and inventory in connection with the flooding at Fabrinet’s facility. At the time of the flooding, we had production equipment at the Chokchai facility, primarily consisting of 10Gbps module test sets, with an original cost of approximately $33.4 million and a net book value of $10.4 million. We also had approximately $14.6 million of inventory with Fabrinet in Thailand, consisting of approximately $8.8 million of raw materials and $5.7 million of finished goods. During the quarter ended December 31, 2011, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory resulting from the flood. During the quarter ended March 31, 2012, approximately $1.6 million of inventory previously considered damaged by the flood was salvaged and sold to customers. While Fabrinet maintains insurance for the equipment and inventory located at the facility (and we maintain independent insurance for a portion of the inventory) and there are additional contractual protections in favor of us that Fabrinet has stated it will honor, it is not clear that the insurance will be adequate to fully cover our losses or that we will otherwise be made whole. We also recorded charges of $4.7 million during the fiscal year ended March 31, 2012 for direct expenses associated with managing the flood-related recovery plan, product requalification and manufacturing inefficiencies.

Japan Earthquake and Tsunami

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks from the earthquake. These geological events caused significant damage in the region, including severe damage to nuclear power plants, and impacted Japan’s power and other infrastructure as well as its economy.

Our industrial and commercial production facility located in Komoro, Japan and our Tokyo sales office were undamaged by the earthquake and operations at these facilities resumed shortly following the earthquake. Our module assembly facility in Totsuka, Japan suffered minor disruption from the earthquake and production at this facility was reinstated on March 21, 2011. While our chip production facility in Totsuka also suffered minor damage, production at this facility did not fully resume until mid-April 2011, however, due to the time required to recalibrate and verify the proper operation of the equipment. We were also impacted by power outages in the Totsuka area in March and April 2011 and we have installed backup power systems to mitigate the impact of any future interruptions. Nonetheless, uncertainty persists regarding the availability of electrical power and there is a risk that we could in the future experience interruptions to our production that could materially adversely affect our financial condition and operating results.

The ten-day interruption in our module manufacturing operations resulted in some loss of revenue in the fiscal quarters ended March 31, 2011 and June 30, 2011. Although the value of equipment and inventory damaged by the earthquake was minimal, we experienced approximately $1.0 million, and $0.2 million, of idle capacity costs in the fiscal quarters ended March 31, 2011 and June 30, 2011, respectively.

Acquisition of StrataLight

On January 9, 2009, we completed our acquisition of StrataLight, now named Opnext Subsystems, Inc. and a wholly owned subsidiary of Opnext (“Opnext Subsystems”). The aggregate consideration for the acquisition consisted of 26,545,455 shares of common stock and $47.9 million in cash. For the fiscal years ended March 31, 2012, 2011 and 2010, StrataLight’s operations contributed revenues of $39.0 million, $47.1 million, and $83.0 million, respectively. The decrease in StrataLight revenues for the fiscal years ended March 31, 2012 and 2011 compared to the fiscal year ended March 31, 2010 resulted from a decline in sales of 40 Gbps subsystems. StrataLight revenues have favorably impacted our gross margin percentage as sales of StrataLight products generally have higher relative margins. We also experienced incremental increases of research and development and selling, general and administrative expenses related to the StrataLight operations.

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application-specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26.0 million, $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. The Company incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. In addition, an accrued liability of $0.9 million recorded as part of the original transaction in the three-month period ended March 31, 2011, was no longer deemed necessary during the three-month period ended March 31, 2012 and, accordingly, the company recorded a $0.9 million benefit.

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

Sales to telecommunication and data communication customers, our communication sales, accounted for 89.7%, 91.5% and 95.1% of our total revenues during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. During the fiscal years ended March 31, 2012, 2011 and 2010, sales of our communications products with 10 Gbps or lower data rates, which we refer to as our “10 Gbps and below products,” represented 50.1%, 62.2% and 63.2% of total revenues, respectively, while sales of our communications products with 40 Gbps or higher data rates, which we refer to as our “40 Gbps and above products,” represented 39.6%, 29.0% and 31.8% of total revenues, respectively. The term “sales” when used herein in reference to our 40 Gbps and above products includes revenues received pursuant to development agreements.

The number of leading network systems vendors that supply the global telecommunications and data communications markets is concentrated, and so, in turn, is our customer base. For the fiscal year ended March 31, 2012, our top two customers, Cisco Systems Inc. and subsidiaries (“Cisco”) and Hitachi, accounted for 41.2% in the aggregate of our consolidated revenues. Although we continue to attempt to expand our customer base, we anticipate that a small number of customers will continue to represent a significant percentage of our total revenues.

During the fiscal years ended March 31, 2012, 2011 and 2010, sales attributed to the Americas represented 44.8%, 40.0% and 45.4% of total revenues, sales attributed to Asia Pacific (excluding Japan) represented 21.4%, 24.0 and 14.6% of total revenues, sales attributed to Europe represented 16.3%, 21.0% and 30.6% of total revenues, and sales attributed to Japan represented 17.6%, 15.0% and 9.4% of total revenues, respectively.

Because certain sales transactions and the related assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Japanese yen, our revenues are exposed to market risks related to fluctuations in foreign currency exchange rates. For example, for the fiscal years ended March 31, 2012, 2011 and 2010, 17.6%, 15.5% and 9.4%, respectively, of our revenues were denominated in Japanese yen. To the extent we continue to generate a significant portion of our revenues in currencies other than the U.S. dollar, our revenues will continue to be affected by foreign currency exchange rate fluctuations.

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

Our cost of sales is exposed to market risks related to fluctuations in foreign currency exchange rates because a significant portion of our costs and the related assets and liabilities are denominated in Japanese yen. During the fiscal years ended March 31, 2012, 2011 and 2010, approximately 47.4%, 44.9% and 37.2%, respectively, of our cost of sales were denominated in Japanese yen.

Our gross margins vary among our product lines and are generally higher on our 40 Gbps and above and longer distance 10 Gbps products. Our gross margins are also generally higher on products where we enjoy a greater degree of vertical integration with respect to the subcomponents of such products. Our overall gross margins primarily fluctuate as a result of our overall sales volumes, changes in average selling prices and product mix, the introduction of new products and subsequent generations of existing products, manufacturing yields, our ability to reduce product costs and fluctuations in foreign currency exchange rates. Our gross margins are also impacted by amortization of acquired developed technology resulting from the acquisition of StrataLight.

Research and Development Expense

Research and development expense consists primarily of salaries and benefits of personnel related to the design, development and quality testing of new products or enhancement of existing products, as well as outsourced services provided primarily by Hitachi’s research laboratories pursuant to our contractual agreements. We incurred $3.8 million, $3.4 million and $4.1 million of expenses in connection with these agreements during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. In addition, our research and development expense includes the cost of developing prototypes and material costs associated with the testing of products prior to shipment, the cost and related depreciation of equipment used in the testing of products prior to shipment, and other contract research and development related services.

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

Inventory

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as us, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider based on the customer’s demand forecast. Notwithstanding the fact that we build and ship the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer or third-party logistics provider to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or the third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. Given that under such programs we are subject to the production schedule and inventory management decisions of the customer or the third-party logistics provider, our participation in VMI programs generally requires us to carry higher levels of finished goods inventory than we might otherwise carry. As of March 31, 2012 and 2011, inventories included inventory consigned to customers or their third-party logistics providers pursuant to VMI arrangements of $2.8 million and $9.7 million, respectively.

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

As of December 31, 2009, we experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended, with the result of limiting the availability of our net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” our U.S. federal and state NOLs were reduced by $26.3 million and $40.2 million, respectively, as of December 31, 2009. Our U.S. federal and state NOLs had been previously reduced by $15.8 million and $35.9 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, we had U.S. federal, state and foreign NOLs of $188.9 million, $64.4 million and $202.3 million, respectively, at March 31, 2012. Of the NOLs at March 31, 2012, $131.8 million of U.S. federal NOLs and $32.3 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.7 million, respectively.

Factors That May Influence Future Results of Operations

Flooding in Thailand

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the manufacturing floor space of our primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand, ending production at the facility. As a result, we initially relocated limited production capacity to our manufacturing facilities in Totsuka, Japan and Fremont, California and, starting in February 2012, we relocated a portion of the 10 Gbps module production capacity previously at Fabrinet’s Chokchai facility to Fabrinet’s Pinehurst facility, located approximately seven miles north of Chokchai. We have also engaged an additional contract manufacturer to enable us to dual source the manufacturing of certain high volume products. All of the lost 10 Gbps module production capacity was restored by March 31, 2012.

The loss of production capacity at Fabrinet has had a significant impact on our operations and ability to meet customer demand for our products during the second half of our fiscal year ended March 31, 2012. We expect the loss of revenue in the first fiscal quarter ending June 30, 2012 may be material as well as we continue to experience the adverse impact of certain customers having placed orders with alternative suppliers during our period of limited production. In addition to the loss of revenue, we experienced a loss of equipment and inventory in connection with the flooding at Fabrinet’s facility. At the time of the flooding, we had production equipment at the Chokchai facility, primarily consisting of 10 Gbps module test sets, with an original cost of approximately $33.4 million and a net book value of $10.4 million. We also had approximately $14.6 million of inventory with Fabrinet in Thailand, consisting of approximately $8.8 million of raw materials and $5.7 million of finished goods. During the quarter ended December 31, 2011, we recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory resulting from the flood. During the quarter ended March 31, 2012, approximately $1.6 million of inventory previously considered damaged by the flood was salvaged and sold to customers.

At the time of the flooding, Fabrinet maintained insurance coverage that provided for reimbursement of losses resulting from flood damage to our property over which it had custody and control and we maintained independent coverage for the inventory we held at Fabrinet. Because we and Fabrinet have yet to finalize our claims with respect to our losses, we cannot yet estimate the amount or timing of any proceeds we may ultimately receive under the insurance policies or in respect of any contractual claims we may have against Fabrinet. In addition, because of specified exclusions and limitations in these policies, we may ultimately recover substantially less than our losses. Finally, as a result of the difficulty and expense of procuring coverage after the October 2011 flooding, as of January 1, 2012, Fabrinet has less flood insurance to cover our assets at its facilities in Thailand than it had prior to the October 2011 flooding. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

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

These events in Japan caused significant damage to Japan’s power infrastructure and, during March and April 2011, we were impacted by power outages in the Totsuka area. While we have installed backup power systems to mitigate the impact of any future interruptions, uncertainty still exists with respect to the availability of electrical power. Thus, there is a risk that we could in the future experience interruptions to our production that could materially adversely affect our financial condition and operating results.

Relocation of Facilities in Totsuka, Japan

On March 27, 2012, we entered into a lease agreement with Yokogawa Electric Corporation for the lease of 31,771 square meters at 1-55 Oyama 4-chome, Chuo-ku, Sagamihara-shi, Kanagawa Prefecture, Japan. The lease has a 20-year term, commencing on April 1, 2013 and terminating on March 31, 2033, and requires the payment of an annual lease charge of 335,000,000 yen (approximately $4.2 million at current exchange rates). We expect to relocate our manufacturing and research and development facilities, as well as our administrative offices, currently in Totsuka, Japan to the new leased facility during the fiscal year ending March 31, 2013. While we intend to take steps to minimize any adverse impact on our business resulting from the move, there can be no assurance that such relocation will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

Fluctuations of the Japanese Yen and the U.S. Dollar

The Japanese yen has appreciated significantly relative to the U.S. dollar in the past several years. For example, one U.S. dollar approximated 93.5 Japanese yen on March 31, 2010 and 83 Japanese yen on March 31, 2012. Our operating results are sensitive to fluctuations in the relative value of the Japanese yen and U.S. dollar because certain of our sales, costs and expenses and the related assets and liabilities are denominated in Japanese yen. As a result, fluctuations in the relative value of the Japanese yen and U.S. dollar impact both our revenues and our operating costs. Our sales denominated in Japanese yen represented 17.6%, 15.5% and 9.4% of our revenues in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The percentage of our cost of sales denominated in Japanese yen during the fiscal years ended March 31, 2012, 2011 and 2010 were 47.4%, 44.9% and 37.2%, respectively. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we expect the percentage of cost of sales denominated in Japanese yen to diminish both as a result of the restoration of full production capacity at Fabrinet in Thailand as of March 2012 and as we continue to expand our use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars. Nonetheless, continued appreciation in the value of the Japanese yen relative to the U.S. dollar could increase our operating costs and, therefore, adversely affect our financial condition and results of operations. In addition, to the extent we continue to generate a significant portion of our sales in Japanese yen or other currencies, our future revenues will continue to be affected by foreign currency exchange rate fluctuations, and could be materially adversely affected.

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

In addition, certain of our customers, particularly the larger China-based OEMs, are developing their own internally produced 40 Gbps modules for use in their systems in addition to purchasing from third party suppliers such as us. We anticipate this trend will continue on a case-by-case basis and that price will continue to be a critical selection factor. Given that our gross margins are generally higher on 40 Gbps and above products, continuation of this unfavorable trend could negatively affect future gross margins.

As data and telecommunication networks transition to next generation systems, quarterly demand for our 40 Gbps and above products may be volatile. For example, our 40 Gbps and above revenues in the quarter ended December 31, 2011 declined by $11.9 million, or 37.1%, from the quarter ended September 30, 2011, and our 40 Gbps and above revenues in the quarter ended March 31, 2012 increased by $11.8 million, or 58.8%, from the quarter ended December 31, 2011. Any future decline in demand for our 40 Gbps and above products could negatively affect future gross margins, given that our gross margins are generally higher on our 40 Gbps and above products.

Research and Development Expense

We expect our research and development expenses to vary from period to period depending on the level of expenses associated with advanced development programs, the timing of introductions of new products and enhancements to our existing products, and market demand for our new and planned products.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2012 and 2011, management considered recent operating results, near-term earnings expectations, and the highly competitive nature of our markets in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurance that deferred tax assets subject to our valuation allowance will ever be realized.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating future cash flows, assets are grouped at the lowest level of identifiable cash flows that are largely independent of cash flows from other groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Our evaluations for the fiscal years ended March 31, 2012, 2011 and 2010 indicated that no impairments were required to be recorded.

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

The Company had no recorded goodwill at March 31, 2012, 2011 and 2010.

Stock-Based Incentive Plans

All equity-based payments, including grants of employee stock options, are recognized in our financial statements based on their grant-date fair value. We estimate the fair value of our share-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•

The time period our stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s simplified method. Our expected term assumption for awards issued during the fiscal years ended March 31, 2012, 2011 and 2010 was 4.7 years, 4.6 years and 4.5 years, respectively. As additional evidence develops from our option activity, the expected term assumption may be refined to capture more relevant trends.

•

We estimated volatility based on our historical stock prices. The expected volatility assumption for awards issued during the fiscal years ended March 31, 2012, 2011 and 2010 was 80.0%, 82.6% and 86.2%, respectively.

•

A dividend yield of zero has been assumed for awards issued during the fiscal years ended March 31, 2012, 2011 and 2010 based on our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.

•

We have based our risk-free interest rate assumption for awards issued during the fiscal years ended March 31, 2012, 2011 and 2010 on the implied weighted-average yields of 1.7%, 2.0% and 2.1%, respectively, available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•

Forfeiture rates for awards issued during the fiscal years ended March 31, 2012, 2011 and 2010 have been estimated based on our actual historical forfeiture trends of approximately 10% over their expected terms.

Compensation expense for all employee stock-based awards was $5.5 million, $8.2 million and $6.6 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

Results of Operations for the Fiscal Years Ended March 31, 2012, 2011 and 2010

The following table reflects the results of our operations in U.S. dollars and as a percentage of revenue. Our historical operating results may not be indicative of the results of any future period.

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(as percentage of revenue)
Revenues	$299,827	$357,641	$319,132	100.0%	100.0%	100.0%
Cost of sales	249,405	281,418	252,490	83.2%	78.7%	79.1%
Amortization of acquired developed technology	5,780	5,780	5,780	1.9%	1.6%	1.8%

Gross margin	44,642	70,443	60,862	14.9%	19.7%	19.1%
Research and development expenses	54,561	62,039	74,145	18.2%	17.3%	23.3%
Selling, general and administrative expenses	54,609	58,258	54,829	18.2%	16.3%	17.2%
Amortization of purchased intangibles	1,055	1,368	9,240	0.4%	0.4%	2.9%
Flood related impairment and other charges, and loss on disposal of property and equipment	20,055	578	159	6.7%	0.2%	0.0%

Operating loss	(85,638)	(51,800)	(77,511)	(28.6)%	(14.5)%	(24.3)%
Gain on sale of technology assets, net	3,006	21,436	—	1.0%	6.0%	—
Interest (expense) income, net	(838)	(823)	(615)	(0.3)%	(0.2)%	(0.2)%
Other expense, net	(701)	(494)	(472)	(0.2)%	(0.1)%	(0.1)%

Loss before income taxes	(84,171)	(31,681)	(78,598)	(28.1)%	(8.9)%	(24.6)%
Income tax (expense) benefit	(182)	(151)	85	(0.0)%	(0.0)%	0.0%

Net loss	$(84,353)	$(31,832)	$(78,513)	(28.1)%	(8.9)%	(24.6)%

Comparison of the Fiscal Years Ended March 31, 2012 and 2011

Revenues. Total revenues decreased $57.8 million, or 16.2%, to $299.8 million in the fiscal year ended March 31, 2012 from $357.6 million in the fiscal year ended March 31, 2011, primarily as a result of the negative effects from the flooding in Thailand in October 2011 and the earthquake and tsunami in Japan on March 11, 2011, and lower average selling prices partially offset by a $4.7 million benefit from fluctuations in foreign currency exchange rates.

For the fiscal year ended March 31, 2012, revenues from sales of our 10 Gbps and below products decreased $71.9 million, or 32.3%, to $150.4 million, while revenues from sales of our 40 Gbps and above products increased $14.0 million, or 13.4%, to $118.7 million and revenues from sales of our industrial and commercial products increased $0.3 million, or 0.8%, to $30.8 million. The decrease in sales of our 10 Gbps and below products primarily resulted from decreased sales of our XFP and SFP+ modules due to the negative effects from the flooding in Thailand and lower demand for 300 PIN tunable and fixed wavelength modules. The increase in 40 Gbps and above sales primarily resulted from increased demand for our 100 Gbps modules and 40 Gbps subsystems partially offset by lower sales of 40 Gbps modules resulting from the negative effects from the Japan earthquake and tsunami.

For the fiscal year ended March 31, 2012, sales to two customers, Cisco and Hitachi, together accounted for 41.2% of total revenues. For the fiscal year ended March 31, 2011, sales to three customers, Alcatel-Lucent, Cisco and Huawei, together accounted for 44.7% of total revenues. No other customer accounted for more than 10% of total revenues in each such year.

Gross Margin. Gross margin decreased $25.8 million, or 36.5%, to $44.6 million in the fiscal year ended March 31, 2012 from $70.4 million in the fiscal year ended March 31, 2011. Gross margin for the fiscal year ended March 31, 2012 included a $3.3 million negative effect attributable to unfavorable foreign currency exchange rate fluctuations, net of the impact from foreign currency exchange forward contracts. In addition, gross margin for the fiscal years ended March 31, 2012 and 2011 included charges of $4.9 million and $3.0 million, respectively, for excess and obsolete inventory and for the fiscal year ended March 31, 2012 included a $2.1 million inventory charge resulting from discontinuation of a 10 Gbps product.

As a percentage of revenue, gross margin decreased to 14.9% for the fiscal year ended March 31, 2012 from 19.7% for the fiscal year ended March 31, 2011. This decrease was primarily attributable to the negative effects of the flooding in Thailand and the Japan earthquake and tsunami on production volumes, lower average selling prices, an unfavorable impact from foreign currency exchange rate fluctuations and hedging programs and increased inventory charges, partially offset by lower average per unit material and outsourcing costs and the favorable impact of higher 40 Gbps and above product sales.

Research and Development Expenses. Research and development expenses decreased $7.5 million, or 12.1%, to $54.6 million in the fiscal year ended March 31, 2012 from $62.0 million in the fiscal year ended March 31, 2011, notwithstanding a $2.7 million increase attributable to fluctuations in foreign currency exchange rates. The decrease in research and development expenses was primarily the result of lower outsourcing service expenses and employee related costs. Research and development expenses increased as a percentage of sales to 18.2% for the fiscal year ended March 31, 2012 from 17.3% for the fiscal year ended March 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.6 million, or 6.3%, to $54.6 million in the fiscal year ended March 31, 2012 from $58.3 million in the fiscal year ended March 31, 2010, despite a $1.4 million increase attributable to fluctuations in foreign currency exchange rates. The decrease in selling, general and administrative expenses was principally attributable to lower stock-based compensation and commission expenses. Selling, general and administrative expenses increased as a percentage of sales to 18.2% for the fiscal year ended March 31, 2012 from 16.3% for the fiscal year ended March 31, 2011.

Amortization of Purchased Intangibles. Amortization of purchased intangibles related to the acquisition of StrataLight was $1.1 million and $1.4 million for the fiscal years ended March 31, 2012 and 2011, respectively, and was entirely related to customer relationships.

Flood-related Impairment and Other Charges, and Loss on Disposal of Property and Equipment. During the fiscal year ended March 31, 2012, we recorded charges of $9.7 million for fixed asset and $9.3 million for inventory damaged in the flooding in Thailand. The inventory charge is net of $1.6 million for items previously considered damaged that were salvaged and sold to customers before March 31, 2012. In addition, we recorded a fixed asset impairment charge of $1.1 million for capitalized software expenses deemed not utilizable in the future and a $0.1 million loss on disposal of property and equipment. For the fiscal year ended March 31, 2011, we recorded a loss on disposal of property and equipment of $0.6 million.

Gain on Sale of Technology Assets, Net. Gain on sale of technology assets, net was $3.0 million and $21.4 million for the fiscal years ended March 31, 2012 and 2011, respectively. For the fiscal year ended March 31, 2012, total proceeds from the sale were $2.5 million, partially offset by $0.4 million of associated direct expenses. In addition, an accrued liability of $0.9 million recorded as part of the original transaction in the three-month period ended March 31, 2011 was no longer deemed necessary during the three-month period ended March 31, 2012 and, accordingly, the Company recorded a $0.9 million benefit. For the fiscal year ended March 31, 2011, total proceeds from the sale were $23.5 million, partially offset by $2.1 million of associated direct expenses.

Interest Expense, Net. Interest expense, net was $0.8 million in each of the fiscal years ended March 31, 2012 and 2011. Interest expense, net for the fiscal years ended March 31, 2012 and 2011 consisted of interest expense on short-term debt and capital leases offset by interest earned on cash and cash equivalents.

Other Expense, Net. Other expense, net was $0.7 million and $0.5 million for the fiscal years ended March 31, 2012 and 2011, respectively, and consisted primarily of net exchange losses on foreign currency transactions.

Income Taxes. During each of the fiscal years ended March 31, 2012, and 2011, we recorded a current income tax expense of $0.2 million attributable to income earned in certain foreign and state tax jurisdictions. In other tax jurisdictions, we generated operating losses and recorded a valuation allowance to offset potential income tax benefits associated with these operating losses.

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

For the fiscal year ended March 31, 2011, sales of our 10 Gbps and below products increased $20.7 million, or 10.3%, to $222.2 million, while 40 Gbps and above sales increased $3.0 million, or 2.9%, to $104.9 million and sales of our industrial and commercial products increased $14.8 million, or 94.3%, to $30.5 million. The increase in sales of our 10 Gbps and below products primarily resulted from increased demand for our XFP and SFP+ modules, partially offset by lower demand for our Xenpak modules. The increase in 40 Gbps and above sales primarily resulted from increased demand for our 40 Gbps and 100 Gbps modules partially offset by lower demand for 40 bps subsystems.

For the fiscal year ended March 31, 2011, sales to three customers, Alcatel-Lucent, Cisco and Huawei, together accounted for 44.7% of total revenues. For the fiscal year ended March 31, 2010, sales to two customers, Cisco and Nokia Siemens Networks, together accounted for 44.8% of total revenues. No other customer accounted for more than 10% of total revenues in either such year.

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

Liquidity and Capital Resources

At March 31, 2012 and 2011, cash and cash equivalents totaled $76.2 million and $100.3 million, respectively. The outstanding balances of our short-term loans were $18.1 million for each of the fiscal years ended March 31, 2012 and 2011. During the fiscal year ended March 31, 2012, cash and cash equivalents decreased by $24.1 million as $10.2 million of net cash used in operating activities, $9.5 million of payments on capital lease obligations, $7.0 million of capital expenditures and $0.4 million from the effect of foreign currency exchange rates on cash and cash equivalents were partially offset by $3.0 million of net proceeds from the sale of technology and other assets, and $0.1 million from the exercise of stock options. Net cash used in operating activities reflected our net loss of $84.4 million and a gain on the sale of technology assets of $3.0 million, partially offset by non-cash charges for depreciation and amortization of $23.3 million, a decrease in net current assets excluding cash and cash equivalents of $21.5 million, loss on flood-related damaged inventory and equipment of $19.0 million, amortization of purchased intangibles of $6.8 million, stock-based compensation expense of $5.5 million, and loss on disposal of property and equipment of $1.1 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in accounts receivable and inventories and an increase in accrued expenses, partially offset by a decrease in accounts payable.

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

At March 31, 2010 and 2009, cash and cash equivalents totaled $132.6 million and $168.9 million and the outstanding balances of the short-term loans were $21.4 million and $20.2 million, respectively. During the fiscal year ended March 31, 2010, cash and cash equivalents decreased by $36.3 million as $18.6 million of net cash used in operating activities, $10.6 million of payments on capital lease obligations, and $7.9 million of capital expenditures were partially offset by $0.8 million from the effect of foreign currency exchange rates on cash and cash equivalents. Net cash used in operating activities reflected our net loss of $78.5 million, partially offset by non-cash charges for depreciation and amortization of $22.3 million, amortization of purchased intangibles of $15.0 million, stock-based compensation expense of $6.6 million, and $1.2 million of compensation expense associated with the StrataLight Employee Liquidity Bonus Plan (the “ELBP”), as well as a decrease in net current assets excluding cash and cash equivalents of $14.6 million and a loss on disposal of property and equipment of $0.2 million. The decrease in net current assets excluding cash and cash equivalents primarily resulted from a decrease in inventories and accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued expenses.

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

Contractual Obligations

During the fiscal year ended March 31, 2012, we entered into $14.9 million of new capital lease obligations. The following table summarizes our contractual obligations at March 31, 2012 in millions of dollars.

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years
Capital lease obligations	$31.2	$11.4	$17.2	$2.6
Operating lease obligations	20.2	3.0	13.8	3.4
Purchase obligations	62.9	62.9	—	—
Short-term debt	18.1	18.1	—	—

Total contractual obligations	$132.4	$95.4	$31.0	$6.0

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

To the extent we generate sales denominated in currencies other than the U.S. dollar, our revenues will be affected by currency fluctuations. For the fiscal years ended March 31, 2012, 2011 and 2010, 17.6%, 15.5% and 9.4%, respectively, of our sales were denominated in Japanese yen and 2.0% or less were denominated in euros. The remaining sales were denominated in U.S. dollars.

To the extent we manufacture our products in Japan, our cost of sales will be affected by currency fluctuations. During the fiscal years ended March 31, 2012, 2011 and 2010, approximately 47.4%, 44.9% and 37.2%, respectively, of our cost of sales was denominated in Japanese yen. While we anticipate that we will continue to have a substantial portion of our cost of sales denominated in Japanese yen, we anticipate the percentage of cost of sales denominated in Japanese yen to diminish both as a result of the restoration of full production capacity at Fabrinet in Thailand as of March 2012 and as we continue to expand our use of contract manufacturers outside of Japan and procure more raw materials in U.S. dollars.

To the extent we perform research and development activities and selling, general and administrative functions in Japan, our operating expenses will be affected by currency fluctuations. During the fiscal years ended March 31, 2012, 2011 and 2010, approximately 47.3%, 42.6% and 34.6%, respectively, of our operating expenses were denominated in Japanese yen. We anticipate that we will continue to have a substantial portion of our operating expenses denominated in Japanese yen in the foreseeable future.

To the extent that our sales, cost of sales and operating expenses are denominated in Japanese yen, our operating results will be subject to fluctuations due to changes in the relative value of the Japanese yen and the U.S. dollar. If the exchange rate of the Japanese yen in relation to the U.S. dollar had appreciated by ten percent during the fiscal year ended March 31, 2012, our operating loss would have increased by approximately $13.5 million. If the exchange rate had depreciated by ten percent during the fiscal year ended March 31, 2012, our operating loss would have been reduced by approximately $11.0 million.

As of March 31, 2012 and 2011, we had net payable positions of $30.0 million and $10.7 million, respectively, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. We are also exposed to foreign currency exchange fluctuations on intercompany sales transactions involving the Japanese yen and the U.S. dollar. At each of March 31, 2012 and 2011, we had three foreign currency exchange contracts in place with an aggregate nominal value of $18.0 million and expiration dates of 120 days or less to hedge a portion of this risk. We do not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the impact of foreign currency fluctuations. If the foreign currency exchange forward contracts were to be held to maturity and the exchange rate of the Japanese yen in relation to the U.S. dollar were to depreciate by ten percent from the closing spot rate on March 31, 2012 to the maturity date, we would realize an approximate gain at maturity of $1.0 million. If the yen were to appreciate by ten percent, we would realize an approximate loss at maturity of $2.6 million.

We have entered into a short-term, yen-denominated loan with The Sumitomo Trust Bank, which is due monthly unless renewed. At March 31, 2012 and 2011, the loan balance was $18.1 million and $18.0 million, respectively. During the fiscal year ended March 31, 2011, payments of 500 million yen were made, reducing the yen balance from 2.0 billion yen at March 31, 2010 to 1.5 billion yen at March 31, 2011. Interest is paid monthly at TIBOR plus a premium and was 1.73% for the fiscal year ended March 31, 2012 and ranged from 1.26% to 1.73%, and 1.26% to 1.57% during the fiscal years ended March 31, 2011 and 2010, respectively.

To the extent we maintain significant cash balances in money market accounts, our interest income will be affected by interest rate fluctuations. As of March 31, 2012 and 2011, we had $76.2 million and $100.3 million, respectively, of cash balances invested primarily in traded institutional money market funds or money market deposit accounts at banking institutions. Interest income earned on these accounts was $0.1 million for each of the fiscal years ended March 31, 2012 and 2011, and $0.4 million for the fiscal year ended March 31, 2010.

Item 8. Financial Statements and Supplementary Data.

OPNEXT, INC.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of

Opnext, Inc.

We have audited the accompanying consolidated balance sheets of Opnext, Inc. (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opnext, Inc. at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Opnext, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

June 8, 2012

Opnext, Inc.

Consolidated Balance Sheets

	March 31,
	2012	2011
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents, including $1,264 and $1,210 of restricted cash at March 31, 2012 and 2011, respectively	$76,232	$100,284
Trade receivables, net, including $11,776 and $8,557 due from related parties at March 31, 2012 and 2011, respectively	53,844	70,701
Inventories	98,489	118,588
Prepaid expenses and other current assets	8,269	7,458

Total current assets	236,834	297,031
Property, plant, and equipment, net	48,282	59,992
Purchased intangibles	10,241	17,076
Other assets	218	258

Total assets	$295,575	$374,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables, including $7,273 and $6,191 due to related parties at March 31, 2012 and 2011, respectively	$54,531	$63,383
Accrued expenses	24,421	23,771
Short-term debt	18,101	18,055
Capital lease obligations	14,667	13,513

Total current liabilities	111,720	118,722
Capital lease obligations	16,497	12,554
Other long-term liabilities	8,130	6,855

Total liabilities	136,347	138,131

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: 15,000,000 authorized, no shares issued and outstanding	—	—
Preferred stock, Series A Junior Participating, par value $0.01 per share: 1,000,000 authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 150,000,000 shares; issued 91,704,343, outstanding 90,405,096 at March 31, 2012; issued 91,363,613, outstanding 90,028,612 at March 31, 2011	905	900
Additional paid-in capital	730,394	724,775
Accumulated deficit	(589,330)	(504,977)
Accumulated other comprehensive income	17,615	15,701
Treasury stock at cost: 141,160 shares at March 31, 2012 and 58,630 shares at March 31, 2011	(356)	(173)

Total shareholders’ equity	159,228	236,226

Total liabilities and shareholders’ equity	$295,575	$374,357

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended March 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues, including $21,681, $15,308 and $14,659 to related parties for the fiscal years ended March 31, 2012, 2011 and 2010, respectively	$299,827	$357,641	$319,132
Cost of sales	249,405	281,418	252,490
Amortization of acquired developed technology	5,780	5,780	5,780

Gross margin	44,642	70,443	60,862
Research and development expenses, including $4,209, $3,743 and $4,368 from related parties for the fiscal years ended March 31, 2012, 2011 and 2010, respectively	54,561	62,039	74,145
Selling, general and administrative expenses, including $4,773, $4,582, and $3,832 from related parties for the fiscal years ended March 31, 2012, 2011 and 2010, respectively	54,609	58,258	54,829
Amortization of purchased intangibles	1,055	1,368	9,240
Flood-related impairment and other charges, and loss on disposal of property and equipment	20,055	578	159

Operating loss	(85,638)	(51,800)	(77,511)
Gain on sale of technology assets, net	3,006	21,436	—
Interest expense, net	(838)	(823)	(615)
Other expense, net	(701)	(494)	(472)

Loss before income taxes	(84,171)	(31,681)	(78,598)
Income tax (expense) benefit	(182)	(151)	85

Net loss	$(84,353)	$(31,832)	$(78,513)

Net loss per share:
Basic and diluted	$(0.93)	$(0.35)	$(0.88)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	90,267	89,904	88,952

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Fiscal Years Ended March 31, 2012, 2011 and 2010

	Number Of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
	(in thousands, except share and per share amounts)
Balance at March 31, 2009	88,656,447	730	708,588	(394,632)	5,851	320,537
Stock-based compensation, net of forfeitures	—	—	6,630	—	—	6,630
Stock options exercised	11,053	—	16	—	—	16
Common shares repurchased	(7,122)	(17)	—	—	—	(17)
StrataLight Employee Liquidity Bonus Plan, net of cancellations	1,197,558	12	1,081	—	—	1,093
Net loss	—	—	—	(78,513)	—	(78,513)	$(78,513)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(191)	(191)	(191)
Defined benefit plan costs, net					125	125	125
Foreign currency translation adjustment	—	—	—	—	3,860	3,860	3,860

Total comprehensive loss							$(74,719)

Balance at March 31, 2010	89,857,936	$725	$716,315	$(473,145)	$9,645	$253,540
Stock-based compensation, net of forfeitures	—	—	8,167	—	—	8,167
Stock options exercised	170,676	2	293	—	—	295
Net loss	—	—	—	(31,832)	—	(31,832)	$(31,832)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(20)	(20)	(20)
Defined benefit plan costs, net					157	157	157
Foreign currency translation adjustment	—	—	—	—	5,919	5,919	5,919

Total comprehensive loss							$(25,776)

Balance at March 31, 2011	90,028,612	$727	$724,775	$(504,977)	$15,701	$236,226
Stock-based compensation, net of forfeitures	—	—	5,509	—	—	5,509
Stock options exercised and other share issuances	326,095	3	110	—	—	113
Common shares repurchased	(82,530)	(182)	—	—	—	(182)
Restricted stock units converted	132,919	1	—	—	—	1
Net loss	—	—	—	(84,353)	—	(84,353)	$(84,353)
Unrealized loss on foreign currency forward contracts	—	—	—	—	(485)	(485)	(485)
Defined benefit plan costs, net					(55)	(55)	(55)
Foreign currency translation adjustment	—	—	—	—	2,454	2,454	2,454

Total comprehensive loss							$(82,439)

Balance at March 31, 2012	90,405,096	$549	$730,394	$(589,330)	$17,615	$159,228

See accompanying notes to consolidated financial statements.

Opnext, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended March 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(84,353)	$(31,832)	$(78,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,349	24,330	22,312
Flood-related impairment and other charges, and loss on disposal of property and equipment	20,055	578	159
Amortization of purchased intangibles	6,835	7,148	15,019
Stock-based compensation expense associated with equity awards	5,512	8,167	6,632
Stock-based compensation expense associated with the StrataLight Employee Liquidity Bonus Plan	—	—	1,216
Gain on sale of technology assets, net	(3,006)	(21,436)	—
Changes in assets and liabilities, net of acquisition of business:
Trade receivables, net	16,314	(14,112)	9,073
Inventories	11,286	(18,013)	12,397
Prepaid expenses and other current assets	(1,020)	(2,345)	(492)
Other assets	39	243	(167)
Trade payables	(9,161)	15,240	4,523
Accrued expenses and other liabilities	3,962	1,979	(10,742)

Net cash used in operating activities	(10,188)	(30,053)	(18,583)

Cash flows from investing activities
Capital expenditures	(7,029)	(8,605)	(7,877)
Proceeds from disposal of property and equipment	148	—	—
Proceeds from sale of technology assets, net	3,006	21,436	—

Net cash provided by (used in) investing activities	(3,875)	12,831	(7,877)

Cash flows from financing activities
Payments on capital lease obligations	(9,532)	(10,964)	(10,602)
Common shares repurchased	(182)	—	(17)
Short-term debt payments, net	—	(5,822)	—
Exercise of stock options	113	294	16

Net cash used in financing activities	(9,601)	(16,492)	(10,603)

Effect of foreign currency exchange rates on cash and cash equivalents	(388)	1,355	797

Decrease in cash and cash equivalents	(24,052)	(32,359)	(36,266)
Cash and cash equivalents at beginning of year	100,284	132,643	168,909

Cash and cash equivalents at end of year	$76,232	$100,284	$132,643

Supplemental disclosure of cash flow information
Cash paid for interest	$920	$955	$980
Cash paid (received) for income tax, net	$199	$78	$(129)
Non-cash financing activities
Capital lease obligations incurred	$(14,867)	$(10,395)	$(109)

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

On March 26, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”), by and among Oclaro, Inc. (“Oclaro”), Tahoe Acquisition Sub, Inc., a newly formed wholly owned subsidiary of Oclaro (“Merger Sub”) and the Company, pursuant to which Oclaro and the Company have agreed to combine their businesses through a merger of Merger Sub with and into the Company (“Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, by virtue of the Merger and without any action on the part of any stockholder, each share of common stock of Opnext, par value $0.01 per share, will be converted into the right to receive 0.42 of a share of common stock of Oclaro, par value $0.01 per share. Options to purchase Opnext common stock will be assumed by Oclaro pursuant to the terms of the Merger Agreement. Stock appreciation rights with respect to Opnext common stock and restricted stock units of Opnext will be converted into stock appreciation rights with respect to Oclaro common stock and restricted stock units of Oclaro pursuant to the terms described in the Merger Agreement. We incurred $1.5 million of merger-related costs in the quarter ended March 31, 2012 and we anticipate incurring approximately $4.3 million of additional merger-related costs as well as approximately $3.0 million of retention bonus payments prior to the closing. We expect the Merger to close in the third calendar quarter of 2012.

On October 22, 2011, flood waters resulting from heavy seasonal rains infiltrated the offices and manufacturing floor space of the Company’s primary contract manufacturer, Fabrinet, at its Chokchai campus in Pathum Thani, Thailand. As a result, the flooding had a significant impact on the Company’s revenues, operations and the ability to meet customer demand for products during the fiscal year ended March 31, 2012. During the quarter ended December 31, 2011, the Company recorded a charge of $10.9 million of damaged inventory, consisting of $8.8 million of raw materials and $2.1 million of finished goods. During the quarter ended March 31, 2012, approximately $1.6 million of inventory previously considered damaged by the flood was salvaged and sold to customers. The Company also recorded a charge of $9.7 million in the fiscal year ending March 31, 2012 for property, plant and equipment, net, that the Company determined to be impaired having a gross value of $31.9 million.

On January 9, 2009, the Company completed its acquisition of StrataLight Communications, Inc. (“StrataLight”), a leading supplier of 40 Gbps optical subsystems for use in long-haul and ultra-long-haul communication networks. The aggregate consideration consisted of approximately 26,545,000 shares of the Company’s common stock and $47.9 million in cash.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements reflect the consolidated results of Opnext and its subsidiaries. All intercompany transactions and balances between and among the Company’s businesses have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and sales and expenses during the periods reported. These estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. These estimates include assessments of the ability to collect accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, expected warranty costs, fair value of stock awards, the realization of purchased tangible and intangible assets and liabilities in business combinations, estimated useful lives for depreciation, and amortization periods of tangible and intangible assets, among others. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

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

Shipping and Handling Costs

Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs for the fiscal years ended March 31, 2012, 2011 and 2010 were $1.3 million, $1.8 million, and $2.1 million, respectively.

Foreign Currency Transactions and Translation

Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity’s functional currency are included in the consolidated statements of operations. Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while sales and expenses are translated at weighted average exchange rates. Translation gains or losses related to net assets of such operations are shown as components of shareholders’ equity. Transaction gains and losses have been included in other expense, net for the period in which the exchange rates change. The Company recorded transaction losses of $1.0 million, $0.7 million and $0.5 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

All derivative financial instruments utilized for hedging purposes are recorded as either an asset or liability on the balance sheet at fair value and changes in the derivative fair value are recorded in earnings for those classified as fair value hedges and in other comprehensive income (loss) for those classified as cash flow hedges.

As of March 31, 2012, the Company had a net payable position of $30.0 million, and as of March 31, 2011 the Company had a net payable position of $10.7 million, subject to foreign currency exchange risk between the Japanese yen and the U.S. dollar. At times, the Company mitigates a portion of the exchange rate risk by utilizing forward contracts to cover the net receivable positions. The Company also utilizes forward contracts to mitigate foreign exchange currency risk between the Japanese yen and the U.S. dollar on forecasted intercompany sales transactions between its subsidiary units. These foreign currency exchange forward contracts generally have expiration dates of 120 days or less to hedge a portion of this future risk and did not exceed $24.0 million in aggregate at any point in time during the fiscal year ended March 31, 2012. At March 31, 2012 and 2011, there were three foreign currency exchange forward contracts in place with an aggregate nominal value of $18.0 million all of which had expiration dates of less than 120 days. The total realized benefit from the foreign currency exchange forward contracts was $0.5 million, $1.3 million, and $0.5 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, and was included in cost of goods sold. The Company does not enter into foreign currency exchange forward contracts for trading purposes, but rather as a hedging vehicle to minimize the effect of foreign currency fluctuations.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2012, cash and cash equivalents included $1.1 million of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations and $0.2 million of restricted cash pending resolution of claim for indemnification associated with the acquisition of StrataLight. As of March 31, 2011, cash and cash equivalents included $1.0 million of restricted cash which is held in escrow to guarantee value added taxes and domestic facility lease obligations and $0.2 million of restricted cash pending resolution of claim for indemnification associated with the acquisition of StrataLight.

Trade Receivables

The Company estimates allowances for doubtful accounts based upon historical payment patterns, aging of accounts receivable and actual write-off history, as well as assessments of customers’ creditworthiness. Changes in the financial condition of customers could have an effect on the allowance balance required and result in a related charge or credit to earnings. As a policy, the Company does not require collateral from its customers. The allowance for doubtful accounts was $0.8 million and $1.0 million at March 31, 2012 and 2011, respectively.

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

The Company had no recorded goodwill at March 31, 2012, 2011 and 2010.

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

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following tables summarize the valuation of the Company’s financial instruments as of March 31, 2012 and 2011 (in thousands):

	Value as of March 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$46,639	$46,639	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$756	$—	$756	$—	Accrued expenses

	Value as of March 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets:
Money market funds	$59,578	$59,578	$—	$—	Cash and cash equivalents
Liabilities:
Forward foreign currency exchange contracts	$271	$—	$271	$—	Accrued expenses

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

3. Restructuring Charges

On March 31, 2009, in connection with the acquisition of StrataLight, the Company recorded liabilities of $1.1 million, which included severance and related benefit charges of $0.3 million resulting from workforce reductions across the Company and facility consolidation charges of $0.7 million for the Eatontown, New Jersey location in connection with the relocation of the Company’s headquarters to Fremont, California.

During the fiscal years ended March 31, 2011 and 2010, the Company recorded charges related to workforce reductions in connection with the StrataLight acquisition of $0.3 million and $1.4 million, respectively. As of March 31, 2012, the Company had no recorded liabilities for severance and related benefit charges and no recorded liabilities for the facility consolidation. As of March 31, 2011, the Company had no recorded liabilities for severance and related benefit charges related to the StrataLight acquisition and had recorded liabilities of $0.2 million related to the facility consolidation charges (in thousands):

	Fiscal Year ended March 31, 2012	Fiscal Year ended March 31, 2011
	Facilities	Workforce Reduction	Facilities
Accrual balance at beginning of period	$154	$121	$502
Restructuring charges:
Manufacturing expense	—	28	—
Research and development expense	—	201	—
Selling, general and administrative expense	(124)	53	—
Cash payments	(30)	(403)	(348)

Accrual balance at end of period	$—	$—	$154

On December 9, 2010, the Company entered into a separation agreement with its former Chief Executive Officer. During the fiscal year ended March 31, 2011, salary and benefit expenses of $0.5 million and stock-based compensation expense of $0.7 million were recorded pursuant to the terms of the separation agreement. The stock-based compensation expense represented the accelerated vesting of the installment of shares of Company common stock subject to stock options that were scheduled to vest on the next scheduled vesting date following December 9, 2010. Any remaining unvested portions of the former Chief Executive Officer’s stock options were automatically cancelled on his termination date.

4. Inventories

Components of inventories are summarized as follows (in thousands):

	March 31,
	2012	2011
Raw materials	$63,267	$64,144
Work-in-process	13,570	17,783
Finished goods	21,652	36,661

Inventories	$98,489	$118,588

Inventories included $9.9 million and $19.6 million of inventory consigned to customers and contract manufacturers at March 31, 2012 and 2011, respectively. During the quarter ended December 31, 2011, the Company recorded a charge of $10.9 million of damaged inventory, consisting of $8.8 million of raw materials and $2.1 million of finished goods. During the quarter ended March 31, 2012, approximately $1.6 million of inventory previously considered damaged by the flood was salvaged and sold to customers.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	March 31,
	2012	2011
Machinery, electronic, and other equipment	$248,855	$282,064
Computer software	20,430	19,974
Building improvements	6,989	6,115
Construction-in-progress	3,760	5,233

Total property, plant, and equipment	280,034	313,386
Less accumulated depreciation and amortization	(231,752)	(253,394)

Property, plant, and equipment, net	$48,282	$59,992

Property, plant and equipment included capitalized leases of $57.2 million and $67.3 million at March 31, 2012 and 2011, respectively, and related accumulated depreciation of $30.6 million and $37.9 million at March 31, 2012 and 2011, respectively. Amortization associated with capital leases is recorded in depreciation expense. Amortization of computer software costs was $1.2 million, $0.9 million and $1.0 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

At December 31, 2011, the Company determined that, in connection with the Thailand flood, $9.7 million of property, plant and equipment, net, consisting of machinery, electronic and other equipment having an original cost of $31.9 million, was impaired. In addition, for the fiscal year ended March 31, 2012, the Company recorded a fixed asset impairment charge of $1.1 million for capitalized software expenses deemed not utilizable in the future. The Company’s evaluations for the fiscal years ended March 31, 2011 and 2010 indicated that there were no impairments.

6. Intangible Assets and Goodwill

Intangible Assets other than Goodwill

As a result of the StrataLight acquisition, the Company recorded $61.8 million of intangible assets, including $15.7 million of in-process research and development costs that were expensed in the fiscal year ended March 31, 2009. The in-process research and development costs represented incomplete StrataLight projects that had not reached technological feasibility and had no alternative future use as of the date of the acquisition. The value assigned to these projects was determined using the excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets, including working capital, fixed assets, customer relationships, and assembled workforce. The remaining acquired intangible assets included $10.2 million of developed product research with a weighted average remaining life of two years.

The components of the intangible assets at March 31, 2012 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product research	$28,900	$(18,659)	$10,241
Order backlog	13,100	(13,100)	—
Customer relationships	4,100	(4,100)	—

Total intangible assets	$46,100	$(35,859)	$10,241

Amortization expense related to intangible assets was $6.8 million, $7.1 million and $15.0 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2012 (in thousands):

Amount
Fiscal Year Ended March 31,
2013	$5,780
2014	4,461

Total	$10,241

Sale of Technology Assets

On February 9, 2011, Opnext Subsystems, Inc., the Company’s wholly owned subsidiary (“Opnext Subsystems”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Juniper Networks, Inc. (“Juniper”) to sell certain technology related to modem application- specific integrated circuits used for long haul/ultra-long optical transmission to Juniper for $26.0 million, $23.5 million of which was paid simultaneously with the execution of the Purchase Agreement and $2.5 million of which was paid on May 6, 2011. The Company incurred $2.1 million and $0.4 million of direct expenses in connection with the payments received on February 9, 2011 and May 6, 2011, respectively. In addition, an accrued liability of $0.9 million associated with the Company’s payment obligation to one of its sub-contractors unless such sub-contractor was selected by Juniper for a future project was recorded as part of the original transaction. The sub-contractor has since been selected to continue activity and the associated accrual was no longer deemed necessary during the quarter ended March 31, 2012.

The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations (of Opnext Subsystems) for a transaction of this size and nature. The indemnification obligations of Opnext Subsystems are subject to a deductible and de minimis threshold. In addition, the indemnification obligations with respect to breaches of representations and warranties by Opnext Subsystems are subject to a cap of $2.6 million, other than breaches of certain fundamental representations and warranties, which are subject to a cap equal to the purchase price.

In connection with Juniper’s purchase of the technology, pursuant to an Intellectual Property License Agreement, Opnext Subsystems granted certain additional licenses to Juniper and Juniper granted Opnext Subsystems a license back to the technology, in each case subject to certain field restrictions.

7. Income Taxes

The following table presents the United States and foreign components of loss before income taxes (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
United States	$(39,620)	$(28,468)	$(52,113)
Foreign	(44,551)	(3,213)	(26,485)

Loss before income taxes	$(84,171)	$(31,681)	$(78,598)

Income tax provision (benefit):
Current:
Federal	$—	$—	$(228)
State and local	108	49	87
Foreign	74	102	56

Subtotal	$182	$151	$(85)

Deferred:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

Subtotal	$—	$—	$—

Income tax provision (benefit)	$182	$151	$(85)

The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

	Fiscal Year Ended March 31,
	2012	2011	2010
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax effect	(2.1)	(3.7)	(3.2)
Foreign earnings taxed at different rates	(2.8)	(0.5)	(1.7)
Change in valuation allowance	(3.8)	(100.0)	(12.6)
Change in statutory tax rates	9.0	—	—
Expired net operating loss carryforwards	33.9	132.6	52.0
Other	1.0	7.1	0.4

Effective income tax rate	0.2%	0.5%	(0.1)%

Effective April 1, 2012, the Japanese statutory income tax rate was decreased from approximately 41% to approximately 38% for the fiscal years ending March 31, 2013, 2014 and 2015 and approximately 36% thereafter. Accordingly, the Company has recorded the effect of the newly enacted rates to applicable deferred tax balances as of March 31, 2012. The Japanese government also enacted new laws with respect to the carryforward and utilization of net operating losses. This change in the law had no impact on the Company’s deferred tax balances.

At March 31, 2012 and 2011, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as components of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits as of March 31, 2012 and 2011.

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

The components of net deferred tax assets are as follows:

	March 31,
	2012	2011
Net deferred income tax assets:
Net operating loss, capital loss and credit carryforwards	$175,161	$186,913
Inventory and other reserves	29,742	28,259
Non-employee stock option expense to related parties	1,521	9,387
Stock-based compensation	10,591	8,792
Purchased intangibles and goodwill	(4,171)	(6,956)
Capital leases and property, plant, and equipment	7,245	722
Other	(3,754)	(2,890)
Valuation allowance	(216,335)	(224,227)

Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2012 and 2011, management considered recent operating results, including the gain on sale of technology assets in 2011, near-term earnings expectations, and the highly competitive nature of the high-technology market in making this assessment. At the end of each of the respective years, management determined that it was more likely than not that the full tax benefit of the deferred tax assets would not be realized. Accordingly, full valuation allowances have been provided against the net deferred tax assets. There can be no assurances that the deferred tax assets subject to valuation allowances will ever be realized.

As of December 31, 2009, the Company experienced an “ownership change” as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), with the result of limiting the availability of the Company’s net operating loss carryforwards and other related tax attributes (“NOLs”) for future use. As a result of the “ownership change,” the Company’s U.S. federal and state NOLs were reduced by $26.3 million and $40.2 million, respectively, as of December 31, 2009. The Company’s U.S. federal and state NOLs had been previously reduced by $15.8 million and $35.9 million, respectively, as a result of prior acquisitions. After giving effect to such reductions, the Company had U.S. federal, state and foreign NOLs of $188.9 million, $64.4 million and $202.3 million, respectively, at March 31, 2012. Of the NOLs at March 31, 2012, $131.8 million of U.S. federal NOLs and $32.3 million of state NOLs are subject to annual limitations in the amounts of $6.5 million and $2.7 million, respectively.

The U.S. federal, state and foreign NOLs will expire between 2020 and 2032, 2013 and 2032, and 2013 and 2021, respectively. During the fiscal year ended March 31, 2012, state and foreign NOLs of $3.4 million and $71.3 million, respectively, expired unused. During the fiscal year ending March 31, 2013, state and foreign NOLs of approximately $2.7 million and $79.4 million, respectively, will expire if unused.

The Company does not provide for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries as it intends to permanently reinvest such earnings. At March 31, 2012, there were no undistributed earnings.

8. Stockholders’ Equity

The Company is authorized to issue 150 million shares of $0.01 par value common stock and 15 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote per share on all matters to be voted upon by the shareholders. The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. As of March 31, 2012, no shares of preferred stock had been issued.

During the fiscal year ended March 31, 2012, the Company purchased 82,530 shares of common stock at a weighted average price of $2.20 in connection with the payment of the tax withholding obligation related to the vesting of restricted common shares held by certain executives. The Company did not repurchase shares of common stock during the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2010, the Company repurchased 7,122 shares at a weighted average per share price of $2.49, in connection with the payment of the tax withholding obligation related to the vesting of restricted common shares held by certain executives.

In connection with the acquisition of StrataLight on January 9, 2009, the Company issued 22.3 million shares of common stock. In addition, the Company issued 4.2 million common shares in connection with the StrataLight Employee Liquidity Bonus Plan, of which 3.0 million shares were issued to participants and 1.2 million shares that would otherwise have been issued to participants were withheld by the Company from issuance in satisfaction of participant tax withholding obligations.

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

On February 8, 2010, Marubeni Corporation filed a Schedule 13G/A reporting that, as of December 31, 2009, it beneficially owned 6.4 million shares of Opnext common stock and amending the Schedule 13G it had previously filed on February 8, 2008, which reported that as of September 18, 2007, it beneficially owned 7.5 million shares of the Company’s common stock. The events reported in such filing, when taken together with other changes in ownership of the Company’s common stock by its five percent or greater stockholders during the prior three-year period, constituted an “ownership change” for the Company as that term is defined in Section 382 of the Code, with the result of limiting the availability of the Company’s NOLs for future use.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share includes dilutive common stock equivalents, using the treasury method, if dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share data):

	Fiscal Year Ended March 31,
	2012	2011	2010
Numerator:
Net loss, basic and diluted	$(84,353)	$(31,832)	$(78,513)

Denominator:
Weighted average shares outstanding — basic	90,267	89,904	88,952
Effect of potentially dilutive options	—	—	—

Weighted average shares outstanding — diluted	90,267	89,904	88,952

Basic and diluted net loss per share	$(0.93)	$(0.35)	$(0.88)

The following table summarizes the shares of common stock of the Company issuable at the end of each period but that have been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Stock options	10,494	12,725	13,355
Stock appreciation rights	465	507	525
Restricted stock units and other	635	546	321

Total	11,594	13,778	14,201

10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of March 31, 2012 and 2011 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011
Unrealized loss on foreign currency forward contract	$(756)	$(271)
Defined benefit plan costs, net	38	93
Foreign currency translation adjustment	18,333	15,879

Accumulated other comprehensive income	$17,615	$15,701

11. Employee Benefits

The Company sponsors the Opnext Corporation 401(k) Plan (the “Plan”) to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 60 percent of their annual compensation to the Plan, subject to an annual limit as set periodically by the Internal Revenue Service. The Company matches employee contributions at a ratio of two-thirds of one dollar for each dollar an employee contributes up to a maximum of two-thirds of the first six percent of compensation the employee contributes. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan, if made, are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in the fiscal years ended March 31, 2012, 2011 and 2010.

The Company made matching contributions of $0.7 million during the fiscal year ended March 31, 2012. There were no matching contributions made to the Plan for the fiscal years ended March 31, 2011 and 2010.

The Company sponsors a defined contribution plan and a defined benefit plan to provide retirement benefits for its employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $1.0 million in the fiscal year ended March 31, 2012 and $0.9 million for each of the fiscal years ended March 31, 2011 and 2010. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan, the Company calculates benefits based on the employee’s grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 31, 2012 and 2011, there were no plan assets. Net periodic benefit plan costs for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Pension benefit:
Service cost	$1,139	$1,027	$946
Interest cost	139	108	82
Amortization of prior service cost	97	91	83

Net pension plan cost	$1,375	$1,226	$1,111

Weighted average assumptions used to determine net pension plan cost:
Discount rate	2.00%	2.00%	2.00%
Salary increase rate	2.5%	2.7%	2.8%
Expected residual active life	14.9 years	15.5 years	15.8 years

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of period	$6,617	$4,957
Service cost	1,139	1,027
Interest cost	139	108
Realized actuarial (gain) loss	159	(67)
Benefits paid	(174)	(55)
Foreign currency translation	(37)	647

Benefit obligation at end of period	$7,843	$6,617

Amount recognized in the consolidated balance sheet:
Accrued liabilities	$192	$182
Other long-term liabilities	7,651	6,435

Net amount recognized at end of fiscal year	$7,843	$6,617

Amounts recognized in accumulated other comprehensive loss:
Net unrealized actuarial gain	$230	$353
Prior service cost	(192)	(260)

Accumulated other comprehensive loss at end of fiscal year	$38	$93

As of March 31, 2012 and 2011, the accumulated benefit obligation was $7.3 million and $6.1 million, respectively. The Company estimates the future benefit payments for the defined benefit plan will be as follows: $0.2 million in the fiscal year ending March 31, 2013, $0.4 million in the fiscal year ending March 31, 2014, $0.3 million in the fiscal year ending March 31, 2015, $0.5 million in the fiscal year ending March 31, 2016, $0.6 million in the fiscal year ending March 31, 2017 and $3.8 million in total over the five fiscal years ending March 31, 2018 through March 31, 2022.

12. Stock-Based Incentive Plan

The Company has awarded restricted common shares, restricted stock units, stock options and stock appreciation rights to its employees and directors. As of March 31, 2012, the plan had 15.2 million common shares of stock available for future grants.

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

The following table presents a summary of restricted stock unit activity (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Average Remaining Vesting Period
		(per share)		(in years)
Non-vested balance at March 31, 2009	126	$2.16
Granted	179	1.86
Forfeited	(157)	2.07

Non-vested balance at March 31, 2010	148	1.89
Granted	207	2.11
Vested	(148)	1.89

Non-vested balance at March 31, 2011	207	2.11
Granted	183	1.15
Converted	(94)	2.42
Vested	(113)	1.85

Non-vested balance at March 31, 2012	183	$2.11	$210	0.9

Vested balance at March 31, 2012	452	$2.17	$520

During the fiscal year ended March 31, 2012, the Company issued an aggregate of 183,000 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The awards generally vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the awards is $0.2 million based on a weighted average fair value of $1.15 per share as of the grant date, of which $22,000 was recognized in the fiscal year ended March 31, 2012. Total compensation expense for restricted stock units of $0.3 million, $0.4 million and $0.3 million was recognized in the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

During the fiscal year ended March 31, 2011, the Company issued an aggregate of 132,000 restricted stock units to non-employee members of the board of directors as compensation for services to be performed. The awards generally vest in full on the one-year anniversary of grant. Total compensation expense to be recognized over the vesting period for the awards is $0.2 million based on a weighted average fair value of $1.85 per share as of the grant date, of which $46,000 was recognized in the fiscal year ended March 31, 2011. Also during the fiscal year ended March 31, 2011, 75,000 restricted stock units were issued to the Company’s Chief Executive Officer. The award will vest in full on June 30, 2011 and the total compensation to be recognized over the vesting period for the award is $0.2 million based on a fair value of $2.56 per share as of the grant date.

As of March 31, 2009, there were 20,000 restricted common shares outstanding. The 20,000 restricted common shares outstanding at March 31, 2009 fully vested on November 1, 2009. No restricted common shares were awarded during the fiscal years ended March 31, 2012, 2011 and 2010. Total compensation expense for restricted common shares was $0.1 million for the fiscal year ended March 31, 2010, and there was no compensation expense for restricted common shares for the fiscal year ended March 31, 2012 and 2011, respectively. Total grant-date fair value of restricted common shares that vested during the fiscal years ended March 31, 2010 was $0.2 million.

Employee Incentive Award Program

On June 29, 2011, the compensation committee (the “Committee”) of the board of directors of the Company approved an annual incentive award program (the “Program”) for the Company’s fiscal year ending March 31, 2012. The Program provided for the payment of fully vested shares of the Company’s common stock under the Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended, based upon the achievement of pre-established corporate and/or individual performance objectives established by the Committee. The Program was in lieu of an annual cash bonus opportunity for participants in the Program for the Company’s fiscal year ending March 31, 2012 and was administered by the Committee.

Employees of the Company at specified grade levels, including the Company’s executive officers, were eligible to participate in the Program. The individual performance objectives related to certain functional goals established by the Committee based on the recipient’s position within the Company, and included, without limitation, goals relating to product delivery and support, organizational and leadership development, market position, operational and departmental objectives, financial and strategic objectives, and supplier related objectives. The Company performance objectives relate to the Company’s achievement of a minimum level of operating income and, for certain recipients, the achievement of other financial goals established for the Company or particular business units of the Company, including, without limitation, contribution margin, inventory management and other operational objectives. The achievement of any performance objectives was determined by the Committee in its sole discretion. An employee’s right to receive a stock bonus under the Program was subject to and conditioned on his or her active employment with the Company in good standing on the date on which the shares related to such stock bonus were issued. On May 17, 2012, 326,085 shares with a fair value of $0.92 per share were issued in connection with the Program and the associated compensation expense of the Program was $0.3 million for the fiscal year ended March 31, 2012.

On July 18, 2011, awards providing for the issuance of up to 300,000 shares of the Company’s common stock were issued in connection with a key employee incentive award program. These awards have a fair value of $2.21 per issuable share and vest in two equal installments on the first and second anniversaries of the date of issuance. Total compensation expense associated with the program for the fiscal year ended March 31, 2012 was $0.3 million. At March 31, 2012, the total compensation costs related to the unvested common stock awards but not recognized was $0.3 million and will be recognized over the remaining vesting period.

Stock Options

Stock option awards to employees generally become exercisable with respect to one quarter or one third of the shares awarded on each one-year anniversary of the date of grant and have a ten- or seven-year life. Fair value of the awards is calculated on the grant date using the Black-Scholes option pricing valuation model. Options issued to non-employees are also measured at fair value on the grant date and are revalued at each financial statement date until fully vested. At March 31, 2012, the Company had 510,000 outstanding options that were granted to Hitachi, Ltd. (“Hitachi”) in connection with the appointment of its employees as directors of the Company. The non-employee options expire ten years from the grant date and were fully vested as of November 2004. Accordingly, no costs were incurred in connection with non-employee options during the fiscal years ended March 31, 2012, 2011 and 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table:

	Fiscal Year Ended March 31,
	2012	2011	2010
Expected term (in years)	4.75	4.64	4.50
Volatility	80.0%	82.6%	86.2%
Risk-free interest rate	1.7%	2.0%	2.1%
Dividend yield	—	—	—
Forfeiture rate	10.0%	10.0%	10.0%

Compensation expense for employee stock option awards was $4.5 million, $7.4 million and $6.1 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. At March 31, 2012, the total compensation costs related to unvested stock option awards granted under the Company’s stock-based incentive plans but not recognized was $5.1 million and will be recognized over the remaining weighted average vesting period of 1.7 years. The weighted average fair value of options granted during the fiscal years ended March 31, 2012, 2011 and 2010 was $1.76, $1.35 and $1.41 per share, respectively.

A summary of stock option activity follows (in thousands, except per share data):

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
		(per share)		(in years)
Balance at March 31, 2009	9,029	$8.17
Granted	4,746	2.16
Forfeited	(350)	2.54
Expired	(59)	13.28
Exercised	(11)	1.51

Balance at March 31, 2010	13,355	6.16
Granted	2,501	2.11
Forfeited	(2,081)	2.28
Expired	(879)	11.68
Exercised	(171)	1.71

Balance at March 31, 2011	12,725	5.68
Granted	1,467	2.80
Forfeited	(509)	2.43
Expired	(3,117)	9.99
Exercised	(72)	1.69

Balance at March 31, 2012	10,494	$4.18	$0	6.1

Options exercisable at March 31, 2012	6,286	$5.24	$0	6.1

The following table summarizes information concerning outstanding and exercisable options at March 31, 2012 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price
		(in years)			(in years)
$0.78 - $1.68	884	6.8	$1.66	660	6.8	$1.67
$1.74 - $2.73	6,378	6.4	2.32	2,650	6.7	2.26
$4.47 - $8.89	2,052	6.3	5.98	1,796	6.3	5.56
$11.34 - $15.00	1,180	3.6	13.97	1,180	3.6	13.44

Total	10,494			6,286

Stock Appreciation Rights (SARs)

The Company has awarded stock appreciation rights to its employees in Japan and China. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. Prior to June 15, 2007, all SARs required settlement in the Company’s common stock and were accounted for as equity instruments. On May 17, 2007, the Company commenced an exchange offer pursuant to which those employees who held stock appreciation rights were offered an opportunity to exchange those stock appreciation rights for amended stock appreciation rights. The amended stock appreciation rights require settlement in cash upon exercise and are accounted for as liability instruments. All other terms and conditions remain unchanged.

During the year ended March 31, 2012, the Company granted 9,100 stock appreciation rights requiring settlement in cash which vest in four years with a seven-year contract life. These rights had a Black-Scholes average fair value of $1.56 per award based on an exercise price of $2.23, a risk-free rate of 1.51% and a volatility rate of 80.0%. As of March 31, 2012, the Company had 530,000 SARs outstanding, 465,000 requiring settlement in the Company’s stock with average remaining lives of 2.3 years and 65,000 requiring settlement in cash with average remaining lives of 4.1 years.

Compensation expense for vested stock appreciation rights requiring settlement in the Company’s stock was $46,000 and $72,000 for the fiscal years ended March 31, 2011 and 2010, respectively. At March 31, 2011, total compensation cost related to these stock appreciation rights was fully recognized. Stock appreciation rights requiring cash settlement are revalued at the end of each reporting period. These awards will continue to be re-measured at each financial statement date until settlement.

A summary of stock appreciation right activity follows (in thousands, except per share data):

	Cash Settlement		Stock Settlement		Total SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2010	39	$15.00	543	$15.00	582	$15.00
Forfeited	—	15.00	(18)	15.00	(18)	15.00

Balance at March 31, 2011	39	15.00	525	15.00	564	15.00
Granted	22	1.77	—	—	22	1.77
Expired	(3)	15.00	(9)	15.00	(12)	15.00
Forfeited	—	—	(9)	15.00	(9)	15.00

Balance at March 31, 2011	58	9.98	507	15.00	565	14.48
Granted	9	2.52	—	—	9	2.52
Expired	(2)	15.00	(40)	15.00	(42)	15.00
Forfeited	—	—	(2)	15.00	(2)	15.00

Balance at March 31, 2012	65	$8.34	465	$15.00	530	$14.23

13. Short-Term Debt

The Company entered into a 2,000,000,000 yen loan with The Sumitomo Trust Bank (“Sumitomo”) on March 28, 2008, which is due monthly unless renewed. Effective October 29, 2010, the borrowing base of the loan was reduced to 1,900,000,000 yen. In addition, Sumitomo advised the Company that, if renewed each month, availability pursuant to the loan would be reduced 100,000,000 yen each month until the outstanding balance was 1,500,000,000 yen and the annual interest rate charged would be equal to Sumitomo’s short-term prime rate plus a premium, initially 0.25 percent.

As of March 31, 2012 and 2011, the outstanding balance was $18.1 million, or 1,500,000,000 yen, and $18.0 million, or 2,000,000,000 yen, respectively. Interest was historically paid monthly at TIBOR plus a premium that was 1.73% during the fiscal year ended March 31, 2012 and ranged from 1.26% to 1.73%, and 1.26% to 1.57%, during the fiscal years ended March 31, 2011 and 2010, respectively Total interest expense for the fiscal year ended March 31, 2012 was $0.9 million, and $1.0 million for each of the fiscal years ended March 31, 2011 and 2010, and consisted of interest expense on short-term debt and capitalized leases.

14. Concentrations of Risk

At March 31, 2012 and 2011, cash and cash equivalents consisted primarily of investments in overnight money market funds with several major financial institutions in the United States.

The Company sells primarily to customers involved in the application of laser technology and the manufacture of data and telecommunications products. For the fiscal year ended March 31, 2012, sales to two customers in aggregate, Cisco Systems, Inc. (“Cisco”) and Hitachi, represented 41.2% of total revenues. For the fiscal year ended March 31, 2011, sales to three customers in aggregate, Alcatel-Lucent, Cisco and Huawei Technologies Co. Ltd. (“Huawei”), represented 44.7% of total revenues. For the fiscal year ended March 31, 2010, sales to two customers in aggregate, Cisco and Nokia Siemens Networks, represented 44.8% of total revenues. No other customer accounted for more than 10% of total revenues in any of these periods. At March 31, 2012, Cisco, Hitachi and Photonteck accounted for 49.9% and at March 31, 2011, Hitachi and Huawei accounted for 27.2% of accounts receivable, respectively.

15. Commitments and Contingencies

The Company leases buildings and certain other property. Rental expense under these operating leases was $3.5 million for the fiscal year ended March 31, 2012, and was $3.6 million for each of the fiscal years ended March 31, 2011 and 2010. Operating leases associated with leased buildings include escalating lease payment schedules. Expense associated with these leases is recognized on a straight-line basis. In addition, the Company has entered into capital leases with Hitachi Capital Corporation for certain equipment. The table below shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and operating leases at March 31, 2012 (in thousands):

	Capital Leases	Operating Leases
Fiscal year ending March 31:
2013	$12,208	$3,005
2014	6,746	4,850
2015	6,481	4,511
2016	5,260	4,481
2017	2,793	3,333

Total minimum lease payments	33,488	$20,180

Less amount representing interest	(2,324)

Present value of capitalized payments	31,164
Less current portion	(14,667)

Long-term portion	$16,497

As of March 31, 2012, the Company had outstanding purchase commitments of $62.9 million primarily for the purchase of raw materials expected to be transacted within the next fiscal year.

As part of the Oclaro-Opnext merger agreement, the Company incurred $1.5 million of merger-related costs in the quarter ended March 31, 2012 and anticipates incurring approximately $4.3 million of additional merger-related costs as well as approximately $3.0 million of retention bonus payments prior to the closing. The Company expects the Merger to close in the third calendar quarter of 2012.

The Company’s accrual for and the change in its product warranty liability, which is included in accrued expenses, are as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Beginning balance	$3,838	$7,583	$11,922
Warranty provision on products sold	1,083	1,534	1,604
Warranty claims processed	(1,390)	(2,710)	(3,908)
Expirations and changes to prior estimates	(526)	(2,787)	(2,152)
Foreign currency translation and other	6	218	117

Ending balance	$3,011	$3,838	$7,583

On May 27, 2011, Opnext Japan, Inc., the Company’s wholly owned subsidiary (“Opnext Japan”), filed a complaint against Furukawa Electric Co. (“Furukawa”) in the Tokyo District Court, alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million yen. On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court, alleging that certain integrable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan is seeking an injunction as well as damages in the amount of 200.0 million yen.

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

16. Related-Party Transactions

The Company was incorporated on September 18, 2000 (date of inception) in Delaware as a wholly owned subsidiary of Hitachi, a corporation organized under the laws of Japan. As of March 31, 2011, Hitachi held approximately 31% of the Company’s outstanding common stock and one executive of Hitachi is a member of the Company’s Board of Directors.

The Company enters into transactions with Hitachi and its subsidiaries in the normal course of business. Sales to Hitachi and its subsidiaries were $21.7 million, $15.3 million and $14.7 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Purchases from Hitachi and its subsidiaries were $26.9 million, $26.2 million and $19.8 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Amounts paid for services and certain facility leases provided by Hitachi and its subsidiaries were $3.2 million, $3.1 million and $2.3 million for the fiscal years ended March 31, 2012, 2011 and, 2010, respectively. At March 31, 2012 and 2011, the Company had accounts receivable from Hitachi and its subsidiaries of $11.8 million and $8.6 million, respectively. In addition, at March 31, 2012 and 2011, the Company had accounts payable to Hitachi and its subsidiaries of $7.3 million and $6.2 million, respectively. The Company has also entered into capital equipment leases with Hitachi Capital Corporation as described in Note 15.

Sales Transition Agreement

Under the terms and conditions of the Sales Transition Agreement, Hitachi, through a wholly-owned subsidiary, provides certain logistic services to Opnext in Japan. Specific charges for such services were $1.0 million for the fiscal year ended March 31, 2012, and $1.4 million for each of the fiscal years ended March 31, 2011 and 2010.

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

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi were parties to a research and development agreement, pursuant to which Hitachi provided certain research and development support to Opnext Japan in accordance with the terms and conditions of the agreement. Intellectual property resulting from certain research and development projects is owned by Opnext Japan and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext Japan on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned. This agreement was amended on October 1, 2002 to include Opto Devices under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to the Opto Devices Predecessor Business. This agreement terminated on February 20, 2012 pursuant to the terms of the agreement.

On January 13, 2012, Opnext Japan and Hitachi entered into a Master Research Services Agreement pursuant to which Hitachi will provide research and development support to Opnext Japan and/or its affiliates on terms and conditions to be agreed on a project-by-project basis. To the extent any intellectual property (patents, copyrights, mask works, software or trade secrets) results from research funded by Opnext Japan, Hitachi has agreed to assign the right to such intellectual property to Opnext Japan in return for the payment of a nominal fee. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan will license to Hitachi and its subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi will license to Opnext Japan and its subsidiaries any such intellectual property owned by Hitachi, in each case on a royalty-free and non-exclusive basis. The effective term of the agreement commenced on February 15, 2012 and will terminate on March 31, 2015. The agreement shall be extended for additional periods of one (1) year each unless either party notifies the other in writing of its intent to terminate the agreement at least three (3) months prior to the expiration of the original term or of any extended term.

The research and development expenditures relating to these agreements are generally negotiated semi-annually on a fixed-fee project basis and were $3.8 million, $3.4 million and $4.1 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Opnext Research and Development Agreement

Opnext and Hitachi were parties to a research and development agreement pursuant to which Hitachi provided certain research and development support to Opnext and/or its affiliates other than Opnext Japan. Opnext was charged for research and development support on the same basis that Hitachi’s wholly owned subsidiaries are allocated research and development charges for their activities. Additional fees may be payable by Opnext to Hitachi if Opnext desires to purchase certain intellectual property resulting from certain research and development projects. Intellectual property resulting from certain research and development projects is owned by Opnext and licensed to Hitachi on a fully paid, nonexclusive basis and intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to Opnext on a fully paid, nonexclusive basis in accordance with the terms and conditions of the agreement. Certain other intellectual property is jointly owned. The agreement terminated on February 20, 2012 pursuant to the terms of the agreement.

Preferred Provider and Procurement Agreements

Pursuant to the terms and conditions of the Preferred Provider Agreement, subject to Hitachi’s product requirements, Hitachi agreed to purchase all of its optoelectronics component requirements from Opnext, subject to product availability, specifications, pricing, and customer needs as defined in the agreement. Pursuant to the terms and conditions of the Procurement Agreement, Hitachi agreed to provide Opnext each month with a rolling three-month forecast of products to be purchased, the first two months of such forecast to be a firm and binding commitment to purchase. Although each of these agreements was terminated on July 31, 2008 by mutual agreement of the parties, Opnext has continued to sell to Hitachi and its subsidiaries under the general arrangements established by these agreements. Sales under these arrangements were $34.6 million and $30.8 million for the fiscal years ended March 31, 2012 and 2011, respectively.

Raw Materials Supply Agreement

Pursuant to the terms and conditions of the Raw Materials Supply Agreement, Hitachi agreed to continue to make available for purchase by Opnext laser chips, other semiconductor devices and all other raw materials that were provided by Hitachi to the business prior to or as of July 31, 2001 for the production of Opnext optoelectronics components. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Opnext has continued to make purchases from Hitachi and its subsidiaries under the arrangements established by the agreement. Purchases under the arrangements were $26.9 million and $26.2 million for the fiscal years ended March 31, 2012 and 2011, respectively.

Outsourcing Agreement

Pursuant to the terms and conditions of the Outsourcing Agreement, Hitachi agreed to provide on an interim, transitional basis various data processing services, telecommunications services, and corporate support services, including: accounting, financial management, information systems management, tax, payroll, human resource administration, procurement and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Expenses pursuant to these arrangements were $2.4 million, $2.1 million and $1.9 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

Secondment Agreements

Opnext Japan and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals. Per the agreement, Opnext may offer employment to any seconded employee, however, approval must be obtained from Hitachi in advance. All employees listed in the original agreement have either been employed by Opnext or have returned to Hitachi. In addition to the original agreement, additional secondment agreements have been entered into with terms that range from two to three years, however, Hitachi became entitled to terminate these agreements after July 31, 2005. The seconded employees are covered by the Hitachi, Ltd. Pension Plan. There were eight and seven seconded employees at March 31, 2012 and 2011, respectively.

Lease Agreements

Opnext Japan leases certain manufacturing and administrative premises from Hitachi located in Totsuka, Japan. The term of the original lease agreement was annual and began on February 1, 2001. The lease was amended effective October 1, 2006 to extend the term until September 30, 2011, and will be renewable annually thereafter provided neither party notifies the other of its contrary intent. The annual lease payments for these premises were $0.9 million for the fiscal year ended March 31, 2012 and $0.8 million for each of the fiscal years ended March 31, 2011 and 2010.

17. Operating Segments and Geographic Information

Operating Segments

As of March 31, 2012, the Company operates in one business segment — optical subsystems, modules and components. Optical subsystems, modules and components transmit and receive data delivered via light in telecom, data communication, industrial and commercial applications. The Company reassesses its conclusion that it has one reportable operating segment at least annually.

Geographic Information

	$299,888	$299,888	$299,888
(in thousands)	Fiscal Year Ended March 31,
	2012	2011	2010
Sales:
Americas	$134,375	$143,026	$144,799
Asia Pacific, excluding Japan	64,028	85,697	46,746
Japan	52,622	53,846	30,015
Europe	48,802	75,072	97,572

Total	$299,827	$357,641	$319,132

Sales attributed to geographic areas are based on the bill-to location of the customer.

	$299,888	$299,888	$299,888
(in thousands)	March 31,
	2012	2011
Assets:
North America	$154,089	$208,356
Japan	130,427	144,696
Europe	11,059	21,305

Total	$295,575	$374,357

The geographic designation of assets represents the country in which title is held.

18. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	$299,888	$299,888	$299,888
(in thousands)	Fiscal Year Ended March 31,
	2012	2011	2010
Beginning balance	$977	$900	$1,022
Charge (reduction) to expense	(129)	283	(66)
Deduction and write-offs	—	(223)	(61)
Foreign currency translation and other	(28)	17	5

Ending balance	$820	$977	$900

Tax Valuation Allowance

	$299,888	$299,888	$299,888
(in thousands)	Fiscal Year Ended March 31,
	2012	2011	2010
Beginning balance	$224,227	$236,427	$238,264
Changes in valuation allowance	(8,296)	(30,191)	(11,556)
Foreign currency translation	404	17,991	9,719

Ending balance	$216,335	$224,227	$236,427

19. Subsequent Events

Five putative class actions challenging the proposed merger between the Company and Oclaro, Inc. (“Oclaro”) have been filed in Alameda County Superior Court: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, filed on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, filed on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, filed on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, also filed on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, filed on April 9, 2012. The defendants in each case are the Company, and the members of the Company’s Board (collectively, the “Opnext Defendants”), Oclaro and Tahoe Acquisition Sub, Inc. (collectively, the “Oclaro Defendants”). Each action alleges that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Agreement and Plan of Merger and Reorganization, dated as of March 26, 2012, entered into among the Company, Oclaro, and Tahoe Acquisition Sub, Inc. (the “Merger Agreement”). Each action further alleges that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger and attorneys’ fees. All of the actions except for the Graf action seek damages and an accounting. On April 25, 2012, the Alameda County Superior Court consolidated all five cases pending before it under the caption Zilberberg v. Abbe, Lead Case No. RG12623460. On May 14, 2012, the plaintiffs filed a consolidated amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The consolidated amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting.

Two putative class actions challenging the proposed merger between the Company and Oclaro have been filed in the Delaware Court of Chancery: (1) Glenn Freedman v. Opnext, Inc., No. 7400-VCL, filed on April 5, 2012; and (2) David Berger v. Harry L. Bosco, No. 7406-VCL, filed on April 9, 2012. The defendants in each case are the Opnext Defendants and the Oclaro Defendants. Each action alleges that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. Among other relief, the plaintiff in each case seeks an order enjoining the merger, attorneys’ fees, damages and an accounting. On April 16, 2012, the Delaware Court of Chancery consolidated the two actions pending before it under the caption In re Opnext, Inc. Shareholders Litigation, Consolidated C.A. No. 7400-VCL. On May 14, 2012, the plaintiffs filed a verified amended class action complaint alleging that the Opnext Defendants breached their fiduciary duties to Company stockholders by entering into the Merger Agreement and by failing to disclose all material information relating to the proposed merger, and that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. The verified amended class action complaint seeks an order enjoining the merger, an award of attorneys’ fees and other relief, including damages and an accounting. On May 16, 2012, the Delaware Court of Chancery entered an order staying the actions before it in deference to the action pending before the Alameda County Superior Court.

The Company intends to defend itself and the Opnext Defendants vigorously in the above-referenced litigation.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Because of their inherent limitations, internal controls over financial reporting may fail to adequately prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements and has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Opnext, Inc.

We have audited Opnext, Inc.’s (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opnext, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Opnext, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opnext, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012 of Opnext, Inc. and our report dated June 8, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

June 8, 2012

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B Other.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The following sets forth information as to persons who currently serve as our directors and executive officers:

Name	Age	Position
Charles J. Abbe	71	Director
Harry L. Bosco	66	President and Chief Executive Officer; Chairman of the Board of Directors
Michael C. Chan	58	President, Opnext Subsystems, Inc. and Executive Vice President, Business Development and Marketing, Opnext, Inc.
Kendall W. Cowan	58	Director
Atsushi (James) Horiuchi	52	Senior Vice President, Global Sales
Tadayuki Kanno	58	President, Modules and Devices Business Unit & Executive Vice President, Opnext Japan, Inc.
David Lee	62	Co-Chairman of the Board
Robert J. Nobile	52	Senior Vice President, Finance & Chief Financial Officer
Kei Oki	64	Executive Vice President, Opnext, Inc. & President, Opnext Japan, Inc.
Justin J. O’Neill	53	Senior Vice President, General Counsel & Corporate Secretary
Ryuichi Otsuki	54	Director
John F. Otto, Jr.	63	Director
Philip F. Otto	71	Director
William L. Smith	55	Director
Richard Zoccolillo	50	Vice President of Operations, Opnext, Inc. & President, Pluggables Business Unit

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

Michael C. Chan. Mr. Chan has served as President of Opnext Subsystems, Inc., our wholly owned subsidiary, since April 2009, and as our Executive Vice President, Business Development and Marketing since February 1, 2011. Prior to that, Mr. Chan served as our Executive Vice President of Business Development and Product Portfolio Management from January 2001 until March 2009. Mr. Chan spent more than 18 years with Lucent Technologies, AT&T and Bell Laboratories. Mr. Chan’s most recent position at Lucent Technologies was Chief Strategy Officer for the Optical Networking Group and prior to that he served as Chairman and President of Lucent Technologies (China) Co., Ltd. Mr. Chan holds a Bachelor of Arts in Physics from Brandeis University and a Master of Science in Operations Research from Columbia University, and is a graduate of the Wharton Advanced Management Program, University of Pennsylvania.

Kendall W. Cowan. Mr. Cowan joined the Board in March 2007 and currently serves as Chairman of the Audit Committee. Mr. Cowan has served as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, since January 2000, and Chairman and Chief Executive Officer of Cowan Holdings, Inc. since October 2006. Mr. Cowan is also a shareholder and board member of several privately owned businesses. In addition, Mr. Cowan currently serves as a board member of Lea County Bancshares, Inc., and served as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, from 2006 until March 2012. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993 he was a partner at Coopers & Lybrand. He received his Bachelor’s in Business Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

Atsushi (James) Horiuchi. Mr. Horiuchi has served as Senior Vice President of Global Sales since February 2008. Prior to that, Mr. Horiuchi served as our Vice President of North America Sales from April 2003 until February 2008 and as our Director of North America Sales from 2001 until 2003. Mr. Horiuchi has more than 28 years of experience in sales, research and development, manufacturing, and senior management in both Japan and the United States, including more than 16 years of experience in the fiber optics industry. Prior to joining the Company, Mr. Horiuchi was Product Marketing Manager — Fiberoptics Department at Infineon Technologies from 1999 until 2001 and Product Marketing Manager — Optics at Hitachi Semiconductor America from 1998 until 1999. Mr. Horiuchi holds an M.B.A. from Santa Clara University.

Tadayuki Kanno. Mr. Kanno has served as President of our modules and devices business unit since April 2008 and Chief Operating Officer of Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”), since April 2011. Prior to that, Mr. Kanno served as Executive Vice President of Opnext Japan from April 2008 until April 2011, as Senior Vice President of Opnext Japan from May 2004 until April 2008 and as President of Opnext Japan from May 2002 until May 2004. Mr. Kanno joined Hitachi, Ltd. in 1979 and served in various management and executive positions at Hitachi, Ltd. until 2002. Prior to joining Opnext, Mr. Kanno was General Manager of Optical Transmission Systems, Telecommunications Division at Hitachi, Ltd. Mr. Kanno holds a Bachelor of Engineering in Electronics from Yamagata University and a Master of Engineering in Electronics from Yamagata University Graduate School of Engineering.

David Lee. Dr. Lee joined the Board in 2000 and serves as Co-Chairman of the Board and Chairman of the Nominating/Corporate Governance Committee. He has been Founding Managing Partner of KAILAI Investments, a private equity firm making investments in China, since 2005. He is also a co-founder and Managing General Partner of Clarity Partners, L.P., a private equity firm based in Beverly Hills, California. Prior to the formation of Clarity Partners in 2000, Dr. Lee co-founded Global Crossing, Ltd., a global broadband communication services provider, serving as President and Chief Operating Officer from 1997 until 2000, as well as a member of the board of directors from 1997 until 2001. From 1989 until 1997, Dr. Lee was a Managing Director at Pacific Capital Group, a private equity firm. Prior to joining Pacific Capital

Group, Dr. Lee was Group Vice President of Finance and Acquisitions at TRW Information Systems Group. He has also held various executive positions at Comsat, a satellite communications company, and practiced public accounting at Arthur Andersen LLP. Dr. Lee is the Chairman of the Board of Overseers of the University of Southern California, Keck School of Medicine. Dr. Lee is a trustee of The J. Paul Getty Trust, the California Institute of Technology, and the University of Southern California and a director of Trust Company of the West, an investment management firm. Dr. Lee is a graduate of McGill University and holds a Doctorate in Physics with a minor in Economics from the California Institute of Technology.

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

Robert J. Nobile. Mr. Nobile has served as our Senior Vice President of Finance since March 2001 and as our Chief Financial Officer since February 2007. Mr. Nobile served in various financial positions throughout his career, most recently at Kodak Polychrome Graphics, a global joint venture between Eastman Kodak and Sun Chemical, where he held the position of Senior Vice President of Business Integration from July 2000 until February 2001, and before that as Senior Vice President and Chief Financial Officer from January 1998 until June 2000. Mr. Nobile holds a Bachelor’s degree in Accounting from St. John’s University and is a Certified Public Accountant.

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

Ryuichi Otsuki. Mr. Otsuki joined the Board in December 2005. He is currently the Corporate Officer of Hitachi, Ltd. (“Hitachi”), Chief Operating Officer of Hitachi’s System Solutions Business and Executive General Manager of Hitachi’s Global Business Planning & Operations Division, Information & Telecommunication Systems Group. He has held various positions at Hitachi from 1981 until the present, including Vice President, Business Planning and Coordination at Hitachi Data Systems and Hitachi PC Corporation as well as many functions within the Global Business Planning and Operation Division. Mr. Otsuki graduated from Nagoya University School of Law.

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

Philip F. Otto. Mr. Otto joined the Board in January 2009. Mr. Otto served as Chief Executive Officer and a director at Schilling Robotics, Inc., a privately held manufacturer of subsea control systems, remotely operated vehicles and other high technology equipment for offshore oil and gas exploration and production from February 2008 through August 2009. In 2006 and 2007, Mr. Otto was President, Chief Executive Officer and a director of Optical Communication Products, Inc., a fiber optic component supplier, until its acquisition by Oplink Communications Inc. in 2007. From 2003 to 2006 and earlier from 1998 to 1999, Mr. Otto was a corporate strategic and financial advisor providing financial, strategic and business development services to technology and growth-oriented companies and investors. From 2000 to 2003, Mr. Otto was the Chairman and Chief Executive Officer at MedioStream, Inc., a multi-media software company. Prior to that, Mr. Otto served as Chief Financial Officer of California Microwave from 1975 to 1981 and later as Chairman and Chief Executive Officer from 1992 to 1997. From 1989 to 1991, Mr. Otto served as the Chief Financial Officer of General Cellular Corporation until its acquisition by Western Wireless Corp., from 1986 to 1988, he was the founder and Chief Executive Officer of Technology Investment Associates and Netline Communications Corp., and from 1981 to 1986, he was the Chairman and Chief Executive Officer of Telco Systems, Inc., a manufacturer of fiber optic transmission systems. Mr. Otto holds a B.S. in engineering from Yale University and an MBA from Harvard Business School. Mr. Otto is not related to John F. Otto, Jr.

The Board concluded that Mr. Otto’s significant experience as an executive in, and his resulting knowledge of, the optical and technology industries, as well as his experience as a strategic and financial advisor to technology companies, enable him to contribute significantly and bring a valuable perspective to the Board, particularly with respect to our strategic decisions.

William L. Smith. Mr. Smith joined the Board in April 2009. Mr. Smith has been at AT&T since February 1979, and since January 2010 has served as President, AT&T Network Operations, where he is responsible for all network-related operations across AT&T’s global service footprint, including network planning and engineering, AT&T’s global network operations center, mobility and wireline central offices, undersea cable infrastructure, construction and engineering with wireless field operations, core installation and maintenance, U-verse field operations and customer care centers. From March 2008 to January 2010, Mr. Smith was President, Local Network Operations at AT&T, where he was responsible for all local network-related operations across AT&T’s domestic footprint, from October 2007 to March 2008, Mr. Smith was AT&T’s Executive Vice President — Shared Services in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration and from January 2007 to October 2007 he served as AT&T’s Senior Vice President of Network Operations in the Southeast. Before AT&T’s acquisition of BellSouth Corporation (“BellSouth”) in December 2006, Mr. Smith served as Chief Technology Officer for BellSouth from 2001 until December 2006, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and is on the board of advisors of its graduate school. He is the former chairman of the board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards.

The Board concluded that Mr. Smith’s extensive experience in executive positions with AT&T, and his resulting knowledge of the telecommunications industry and related operational and strategic issues, enable him to contribute significantly to the Board in light of our business, products and customers, especially with respect to strategic and operational issues we encounter.

Richard Zoccolillo. Mr. Zoccolillo has served as President of our pluggables business unit since March 2005, with responsibility for coordinating product development, manufacturing, management and sales activities, and as our Vice President of Operations since August 15, 2011. From February 2002 until March 2005, Mr. Zoccolillo served as General Manager of our optical subsystems business. Prior to joining Opnext, Mr. Zoccolillo spent more than 15 years with Lucent Technologies (“Lucent”) and AT&T Bell Laboratories. From January 1996 until February 2002, Mr. Zoccolillo served as the general manager of Lucent’s metro wavelength division multiplexing (WDM) business, where he spearheaded Lucent’s drive into the metro WDM market. Prior to that position, Mr. Zoccolillo served as Lucent’s director of product management for the Lucent SONET systems in the United States, spent two years in Germany focusing on synchronous digital hierarchy systems, and held a variety of positions in Lucent’s consumer product organization. From August 1986 until January 1996, Mr. Zoccolillo held various positions at AT&T Bell Laboratories, including within the asynchronous transfer mode (ATM) network planning committee, the international ATM standards committee, and cellular system product development. Mr. Zoccolillo holds both a Bachelor degree and a Master of Science degree in Computer Science from Polytechnic University of New York and serves on the advisory council for Monmouth University’s School of Science and Technology.

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

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for discussing with management the Company’s policies with respect to risk assessment and risk management, including discussing with management the Company’s significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. The Audit Committee has standing items on its meeting agendas relating to these responsibilities, and reports on its findings at each regularly scheduled meeting of the Board after each Audit Committee meeting. Our Internal Audit is represented at each regularly scheduled meeting of the Audit Committee and at each such meeting reviews and assesses our processes and controls for ongoing compliance with internal policies and legal and regulatory requirements, as well as potential material weaknesses or significant deficiencies in our internal control over financial reporting. Our Internal Audit reports directly to the Audit Committee and has a “dotted-line” reporting relationship to our Chief Financial Officer. In addition, members of our management who have responsibility for designing and implementing our risk management processes, such as our Chief Financial Officer and General Counsel, attend each meeting of the Audit Committee and report on risk assessment and risk management issues regularly.

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

Board Leadership Structure

The Board believes it is generally best served by having separate individuals serve as Chairman of the Board and as chief executive officer. The Board believes that having a separate chairman provides a more effective channel for the Board to express its views on management, and allows the chief executive officer to focus more on the operation of the Company while helping to keep a measure of independence between the Board’s oversight function and the Company’s operating decisions. The Board believes that this structure provides an appropriate balance of operational focus and oversight. Notwithstanding the foregoing, our Chairman of the Board, Harry Bosco, is currently serving as our president and chief executive officer. Given the depth of Mr. Bosco’s experience with our company and our industry and his unique relationship with both the Board and management, the Board determined that the Company and its stockholders would be best served by appointing Mr. Bosco as our chief executive officer and president following the resignation of our previous chief executive officer and president in December 2010. Mr. Bosco is expected to remain as our chief executive officer and Chairman of the Board until the consummation of our proposed merger with Oclaro, Inc., at which time Mr. Bosco will step down from both of these positions and become a director of the combined companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of all equity and derivative securities with the SEC and with NASDAQ. SEC regulations also require that a copy of all Section 16(a) forms filed with the SEC be furnished to the Company by Reporting Persons. Based solely on our review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during and with respect to the fiscal year ended March 31, 2012, the Reporting Persons met all applicable Section 16(a) filing requirements, except for the following: Harry Bosco, our President, Chief Executive Officer and Chairman of the Board, filed one late Form 4 on April 12, 2012 in connection with the sale on January 26, 2012 of 20,839 shares of the Company’s common stock to cover Mr. Bosco’s tax withholding obligations in connection with the vesting of 75,000 restricted stock units and the conversion of such restricted stock units into shares of the Company’s common stock.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information regarding the executive compensation program for our Chief Executive Officer, our Chief Financial Officer and the three executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were the most highly compensated executives of the Company during the fiscal year ended March 31, 2012 (the “Named Executive Officers” or “NEOs”). During the fiscal year ended March 31, 2012, these individuals were:

•	Harry L. Bosco, President and Chief Executive Officer;

•	Michael C. Chan, Executive Vice President, Business Development and Marketing, Opnext, Inc., and President, Opnext Subsystems, Inc.;

•	Kei Oki, Executive Vice President, Opnext, Inc., and President, Opnext Japan, Inc.;

•	Robert J. Nobile, Senior Vice President, Finance and Chief Financial Officer; and

•	Justin J. O’Neill, Senior Vice President, General Counsel and Secretary.

The details of the compensation paid to and earned by our NEOs can be found in the compensation tables and associated narrative disclosure beginning on page 105 of this Annual Report on Form 10-K.

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during the fiscal year ended March 31, 2012. It also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our NEOs for the fiscal year ended March 31, 2012.

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

Use of External Advisors

Pursuant to the Charter of the Compensation Committee, the Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to assist in the evaluation of the compensation of the Chief Executive Officer, the other executive officers, the Board and our compensation framework generally. During the fiscal year ended March 31, 2012, we engaged Longnecker & Associates, an independent compensation consultant, on a limited basis to provide information, recommendations, and other advice to the Compensation Committee with respect to severance and change in control benefits for our executives.

Compensation Levels

In order to assess competitive compensation levels and practices, in April 2008 the Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant to provide information, recommendations, and other advice relating to executive compensation. In April 2008, Pearl Meyer, serving at the discretion of the Compensation Committee, conducted a comprehensive review of our executive compensation (the “Pearl Meyer Study”). Although compensation was not formally benchmarked, the Compensation Committee has used the Pearl Meyer Study in assessing what compensation practices were competitive in the market for companies of our size, maturity and industry (including for the fiscal year ended March 31, 2012). Competitive compensation levels were considered utilizing a combination of data reported for a peer group of industry competitors and compensation survey data, as described below.

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

Avanex Corp. (now Oclaro, Inc.)

Bookham Inc. (now Oclaro, Inc.)

Coherent Inc.

Cymer Inc.

Electro Scientific Industries Inc.

Finisar Corp.

Harmonic Inc.

Infinera Corp.

Intevac Inc.

Ixia

Mercury Computer Systems, Inc.

MRV Communications Inc.

Optium Corp. (now Finisar)

PMC - Sierra Inc.

Silicon Laboratories Inc.

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

In May 2010, we engaged Radford, an Aon Hewitt Consulting company, to conduct a competitive review and analysis of, and to present recommendations with respect to, our equity grants and related policies and practices for our entire employee population (the “Radford Report”). In conducting its report, Radford updated the Peer Group to reflect that Avanex and Bookham had merged to form Oclaro, which was added to the Peer Group, and Optium was acquired by Finisar and, thus, was removed from the Peer Group. As a basis for its assessment, Radford used a combination this adjusted Peer Group and the 2009 Radford High Technology Stock-by-Level Report, which included high technology companies (excluding software, internet and eCommerce companies) in Northern California with less than $1 billion in annual revenues, reflecting the broader market where we compete for talent to ensure our programs were meeting our goals of attracting and retaining talent.

In February 2012, we engaged Longnecker & Associates to perform a competitive review and analysis of, and to present recommendations with respect to, the compensation and severance and change in control benefits for our executives (the “Longnecker Report”). Longnecker provided the Compensation Committee with a market overview approach to severance and change in control benefits based on data from a peer group comprised of the following eighteen companies that were selected based on their similarity to us in terms of industry and size: Anadigics, Inc.; Applied Micro Circuits Corp.; Cymer, Inc.; Electro Scientific Industries, Inc.; Extreme Networks, Inc.; Finisar Corp.; JDS Uniphase Corp.; Harmonic Inc.; Infinera Corp.; Integrated Silicon Solution, Inc.; Ixia; Mercury Computer Systems, Inc.; NeoPhotonics Corp.; Newport Corp.; Oclaro, Inc.; Oplink Communications, Inc.; Silicon Laboratories Inc.; and Ultra Clean Holdings, Inc. The Compensation Committee considered Longnecker’s recommendations and other circumstances relating to the proposed merger with Oclaro in determining to amend the employment agreements with Messrs. Bosco and O’Neill in March, 2012 to provide for certain enhanced severance and change in control benefits. For a detailed discussion of the severance and change in control benefits arrangements with Messrs. Bosco and O’Neill, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

While the Compensation Committee has considered peer group and compensation survey data provided by the Pearl Meyer Study, the Radford Report and the Longnecker Report in establishing compensation, including for the fiscal year ended March 31, 2012, the Compensation Committee has not formally benchmarked total compensation or individual compensation elements against the peer group or compensation survey data, and the Compensation Committee does not aim to set total compensation, or any compensation element, at a specified level as compared to the companies in the peer group or compensation survey data.

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

Effective June 1, 2011, after reviewing the relevant Company performance and considering general market and economic conditions, as well as the fact that the base salaries of the Named Executive Officers had not been increased since 2007, the Compensation Committee determined to increase the base salaries of our Named Executive Officers (other than Mr. Bosco) as follows: Mr. Chan from $360,000 to $367,200; Mr. Oki from $309,283 to $312,283; Mr. Nobile from $265,000 to $275,000; and Mr. O’Neill from $300,000 to $306,000. The Compensation Committee determined to further increase the base salaries of each of Messrs. Nobile and O’Neill to $325,000 effective August 16, 2011 and March 15, 2012, respectively.

Annual Incentive Compensation

Our executive officers, including our Named Executive Officers (except for Mr. Bosco, unless otherwise determined by the Board in its sole discretion), are eligible to receive an annual performance-based incentive bonus based upon the Compensation Committee’s evaluation of Company and individual performance. We believe that performance-based incentive bonuses play an important role in providing incentives to our executive officers to achieve short-term performance goals. Performance-based incentive bonuses are intended to advance our interests and those of our stockholders by incentivizing our executive officers to achieve our performance objectives and assisting us in attracting and retaining executive officers who, given the extent of their responsibilities, can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional service.

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

In June 2011, our Compensation Committee approved a bonus program with respect to performance during the fiscal year ended March 31, 2012 (the “2012 Bonus Program”). The 2012 Bonus Program provided for the potential payment of fully vested shares of our common stock based upon the achievement of Company and individual performance objectives established by the Compensation Committee. The Compensation Committee decided that annual incentive compensation pursuant to the 2012 Bonus Program would be payable in the form of fully vested shares of our common stock in lieu of an annual cash bonus opportunity in light of the Company’s desire to conserve cash. Based in part upon Pearl Meyer’s recommendation, our Compensation Committee determined that for the fiscal year ended March 31, 2012, the component of the annual bonus dependent upon Company and/or business unit financial performance should be weighted at 80 percent of the bonus opportunity for our executive officers, including the Named Executive Officers (other than Mr. Bosco), with the component of the annual bonus opportunity dependent upon individual performance weighted at 20 percent of the bonus opportunity, in each case, as evaluated in the sole discretion of the Compensation Committee.

Under the 2012 Bonus Program, incentive compensation payable to our participating Named Executive Officers was performance driven and, therefore, contingent. The Pearl Meyer Study, which included a review of the annual incentives of the Peer Group companies, concluded that, while revenue was the most prevalent annual incentive plan performance measure, operating income, financial goals for specific business units and individual performance were also commonly used. Working with our executive management team, and in particular our Chief Executive Officer, the Compensation Committee determined that operating income was the most appropriate measure to assess the overall performance of our business and approved the use of operating income as the measure of the Company financial performance component applicable to all of our participating Named Executive Officers under the 2012 Bonus Program. With respect to individual performance objectives, the Compensation Committee established certain functional goals based on the participating Named Executive Officer’s position within the Company, including, without limitation, goals relating to product delivery and support, organizational and leadership development, market position, operational and departmental objectives, financial and strategic objectives, and supplier related objectives.

With respect to the component of the 2012 Bonus Program dependent upon individual performance and weighted at 20 percent of the bonus opportunity for our executive officers, including the Named Executive Officers, a number of shares equal to $300,000 in fair market value was available to be granted to all executive officers in the aggregate. With respect to the component of the 2012 Bonus Program dependent upon Company and/or business unit financial performance and weighted at 80 percent of the bonus opportunity for our executive officers, including the Named Executive Officers, the Compensation Committee determined that a certain number of shares of our common stock would be used to fund a bonus pool, such shares to be available to be granted to all executive officers based upon the executive officer’s, the Company’s, or the executive officer’s business unit’s achievement of certain financial, operating and/or individual performance metrics, as the case may be. The bonus pool would be funded with shares of our common stock only in the event the Company were to achieve a specified minimum level of non–GAAP operating income, excluding the charges associated with the incentive bonus programs of the Company (“Bonus Adjusted Operating Income”), in any quarter of the fiscal year ended March 31, 2012. A minimum level of Bonus Adjusted Operating Income in any fiscal quarter equal to $1 million would result in a number of shares equal to $100,000 in market value being funded into the bonus pool, with an incremental number of shares equal to $20,000 in market value being funded into the bonus pool for each additional $100,000 of Bonus Adjusted Operating Income in any fiscal quarter in excess of $1 million and up to and including $2 million of Bonus Adjusted Operating Income, and an incremental number of shares equal to $25,000 in market value being funded into the bonus pool for each additional $100,000 of Bonus Adjusted Operating Income in any fiscal quarter from and including $2.1 million of Bonus Adjusted Operating Income and up to and including $4 million of Bonus Adjusted Operating Income, subject to an overall cap of a number of shares equal to $800,000 in market value being funded into the bonus pool in any single quarter of the fiscal year if the level of Bonus Adjusted Operating Income in such fiscal quarter equaled or exceeded $4 million. The maximum value of shares that could be funded into the pool for the fiscal year as a whole was an amount equal to $1,500,000 in fair market value. The range of Bonus Adjusted Operating Income established by the Compensation Committee was based on consideration of a number of factors, including the Company’s financial and operating performance, ability to generate cash flow, earnings growth, and general economic conditions and other specific circumstances facing the Company. Thus, under the 2012 Bonus Program, the aggregate maximum dollar value of bonuses based on the fair market value of the underlying shares that could have been awarded to the participating Named Executive Officers was $1,500,000 based upon achievement of the Company performance objectives and $300,000 based upon achievement of the individual performance objectives.

Under the 2012 Bonus Program, in the event the Company were to achieve the minimum level of Bonus Adjusted Operating Income during any fiscal quarter of fiscal 2012 necessary to fund shares into the bonus pool, the awarding of incentive compensation to our executive officers, including our Named Executive Officers, would then be contingent upon the achievement of additional Company and/or business unit financial performance metrics (except with respect to Mr. O’Neill whose performance objectives related to certain organizational and departmental objectives). The Compensation Committee approved the use of financial performance metrics in the form of adjusted EBITDA targets for Mr. Nobile, contribution margin and days of inventory on hand goals for Mr. Chan, and contribution margin goals for Mr. Oki, based on the executive’s position within business units of the Company with regard to for Messrs. Chan and Oki, or with the Company as a whole with regard to Mr. Nobile, and in consideration of certain factors, including the operating performance of the business units, general economic conditions and other specific circumstances facing the business units. The minimum level of adjusted EBITDA established by the Compensation Committee with respect to Mr. Nobile was $27.0 million, with Mr. Nobile’s full bonus being earned at $35.0 million of adjusted EBITDA during the fiscal year ended March 31, 2012. The minimum level of contribution margin established by the Compensation Committee with respect to Mr. Chan was negative $2.0 million from our subsystems business unit’s products, with Mr. Chan’s full bonus being earned at $1.0 million of contribution margin from our subsystems business unit’s products during the fiscal year ended March 31, 2012. The maximum number of days of inventory on hand established by the Committee with respect to Mr. Chan was 165 for our subsystems business unit during the fiscal quarter ended March 31, 2012, with Mr. Chan’s full bonus being earned at 160 days of inventory on hand for our subsystems business unit during the fiscal quarter ended March 31, 2012. The minimum level of contribution margin established by the Compensation Committee with respect to Mr. Oki was $27.0 million from Opnext Japan’s products, with Mr. Oki’s full bonus being earned at $31.0 million of contribution margin from Opnext Japan’s products during the fiscal year ended March 31, 2012.

The Company did not attain the minimum level of Bonus Adjusted Operating Income during any fiscal quarter of 2012 necessary to fund the Company financial performance component of the 2012 Bonus Program (the actual results were negative $4.2 million, negative $7.1 million, negative $21.5 million and negative $14.3 million during the quarters ended June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, respectively) and, accordingly, no bonus shares were awarded to any of our executive officers (including our Named Executive Officers) in connection with the component of the 2012 Bonus Program dependent upon Company and/or business unit financial performance .

In May 2012, the Compensation Committee considered whether the objective, pre-established performance standards used to evaluate each participating Named Executive Officer’s performance for purposes of determining the bonus payouts with regard to the component of the 2012 Bonus Program dependent upon individual performance were appropriate for the 2012 Bonus Program. The Compensation Committee concluded that, in light of natural disasters that had challenged the Company — the March 2011 earthquake and tsunami in Japan and the October 2011 flooding in Thailand — this approach was not optimal for motivating the participating Named Executive Officers to carry out the Company’s business plan and advance our best interests and those of our stockholders. Consequently, the Compensation Committee determined that the payment of bonuses to the participating Named Executive Officers under the 2012 Bonus Program would be made solely in the discretion of the Compensation Committee and not based on any of the pre-established performance standards.

On May 16, 2012, the Compensation Committee determined, in its sole discretion, to award an annual bonus to each of the participating Named Executive Officers in an amount equal to the portion of the bonus that would have otherwise been paid as if the executive had achieved his individual performance objectives. In making this determination, the Compensation Committee did not consider whether any of the individual performance standards were actually achieved. Accordingly, Mr. Chan received an annual bonus in an amount equal to 54,430 fully vested shares of our common stock, Mr. Oki an annual bonus in an amount equal to 48,480 fully vested shares of our common stock and Mr. O’Neill an annual bonus in an amount equal to 48,175 fully vested shares of our common stock, pursuant to the 2012 Bonus Program and the Incentive Plan. Pursuant to an amended and restated employment agreement that we entered into with Mr. Nobile on August 16, 2012, Mr. Nobile was ineligible to receive an annual bonus pursuant to the 2012 Bonus Program.

Long-Term Incentive Compensation

Equity-based awards under our Incentive Plan are designed to:

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

While the Radford Report also noted that the majority of the companies in the Peer Group used full-value shares as a component of long-term incentive compensation programs (with 70 percent of the Peer Group members delivering more than twenty percent of their total equity pool in the form of full-value shares in the fiscal year preceding the report), Radford recommended that we continue to grant exclusively stock options given the Company’s focus on increasing shareholder value during a challenging economic environment. In addition, Radford recommended stock options to ensure the executives were rewarded only for improvements in shareholder value. Accordingly, our long-term incentive compensation program awarded only stock options to the Named Executive Officers in the fiscal year ended March 31, 2012.

While Pearl Meyer had recommended a long-term incentive structure based on value opportunity for each executive officer, Radford recommended that we adopt a balanced approach for the fiscal year ended March 31, 2011. Given the relatively low price of our stock when compared to the market data, Radford made recommendations based on the number of options required to deliver the midpoint of Pearl Meyer’s recommended market competitive equity value by reference to (i) a “normalized” stock price consistent with the survey’s 50th percentile stock price, in addition to our then current 30-day average stock price, (ii) a percent of company perspective and (iii) a market number of shares, irrespective of value.

Although the Compensation Committee used the Radford Report in assessing the level of long-term incentive compensation awards to grant in the fiscal year ended March, 31, 2012, the Compensation Committee used Radford’s recommendations and proposals as only one of several factors in making long-term incentive compensation decisions for our executive officers, including the Named Executive Officers. Other factors considered by the Compensation Committee included the level of past awards, the Company’s disappointing financial performance in recent years, the retention of key executives, and individual performance in accordance with stated objectives. Accordingly, our Compensation Committee established the amount of options granted to our Named Executive Officers in the fiscal year ended March 31, 2012 by reference to a fixed number of shares rather than by reference to a value opportunity and, in consideration of the factors discussed above, awarded an amount of options to our Named Executive Officers significantly less than what the survey data suggested would be market competitive equity grants.

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

Stock options granted to our Named Executive Officers generally vest with respect to one quarter of the shares subject to the option on each the first four anniversaries of the date of grant. This vesting schedule promotes retention, while the nature of stock options provides Named Executive Officers with an incentive to contribute to stockholder value over the long term. Stock options provide a direct link with stockholder interests as they have no intrinsic value unless our stock price increases above the grant date price. Prior to the fiscal year ended March 31, 2009, stock options granted to our Named Executive Officers generally had an expiration date of ten years from the date of grant unless the grantee’s employment was terminated earlier. Starting in the fiscal year ended March 31, 2009, based in part on the recommendation of Pearl Meyer, stock options granted to our Named Executive Officers have generally had an expiration date of seven years from the date of grant unless the grantee’s employment was terminated earlier. A seven-year term provides a reasonable time frame to align the Named Executive Officers’ compensation with stockholder interests since any appreciation of our stock price will benefit both management and stockholders.

On May 23, 2011, the Company granted options to purchase common stock of the Company to the Named Executive Officers in the following amounts: 100,000 shares to Mr. Chan, 70,000 shares to each of Messrs. Nobile and O’Neill, and 50,000 shares to Mr. Oki (such options, the “May 2011 Options”), each with an exercise price of $2.86 per share. The May 2011 Options vested and became exercisable with respect to one-quarter of the shares subject thereto on May 23, 2012 and, subject to the optionee’s continued employment, will vest and become exercisable with respect to an additional one-quarter of the shares subject thereto on each of the second, third and fourth anniversaries of the date of grant, subject to accelerated vesting under certain circumstances as set forth in the applicable stock option agreement entered into with the Named Executive Officer. The May 2011 Options have a seven-year term.

For more information regarding the terms of the stock option agreements, please see the descriptions under the heading “Potential Payments upon Termination or Change in Control — Stock Option Agreements.”

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

No restricted stock awards were granted to our named executive officers during the fiscal year ended March 31, 2012.

Stock Appreciation Rights (SARs)

The Company has awarded SARs to its employees in China and Japan, including Mr. Oki. The awards generally vest with respect to one-third or one-quarter of the shares on each of the first three or four anniversaries of the date of grant and have a ten-year life. As of March 31, 2012, the Company had 530,036 SARs outstanding, 465,195 (including those held by Mr. Oki) requiring settlement in the Company’s stock and 64,841 requiring settlement in cash.

Restricted Stock Units (RSUs)

The Compensation Committee may grant RSUs to our executives and other employees pursuant to the terms of the Incentive Plan. Each vested RSU represents the right to receive one share of our common stock. No RSUs were granted to our named executive officers during the fiscal year ended March 31, 2012.

Fully Vested Stock Award

In addition, on May 16, 2011, the Compensation Committee determined to grant a stock award to Mr. Chan in an amount equal to 30,000 fully vested shares of the Company’s common stock under the Incentive Plan in recognition of Mr. Chan’s work on a transaction involving the sale of certain of the Company’s technology assets.

Equity Award Practices

As described under the heading “Long-Term Incentive Compensation,” equity-based awards are a key component of our overall executive compensation program. We do not backdate grants of awards nor do we coordinate the grant of awards with the release of material information to result in favorable pricing. In May 2010, the Compensation Committee established a grant practice which provides that equity grants will generally be made on the second business day following the Company’s public announcement of its results for each quarter. We established this practice for granting equity awards in order to (1) avoid any appearance of impropriety or manipulation regarding the timing of equity grants, (2) minimize the number of dates of equity grants, and (3) ensure that the timing of equity grants is based on objective criteria and publicly available information. All of our stock options are granted at an exercise price equal to the closing price of our common stock on the date of grant.

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

Employee Healthcare Coverage. We provide to each Named Executive Officer healthcare, dental care, life insurance (other than Mr. Oki), disability, and accidental death and dismemberment insurance. Coverage is provided to the Named Executive Officers (other than Mr. Oki) on the same basis as all other U.S. employees, except for certain life insurance and disability benefits as described below.

Matching Contributions to 401(k) Plan Accounts. The Company sponsors the Opnext, Inc. 401(k) Plan (the “401(k) Plan”) to provide retirement benefits to each Named Executive Officer (other than Mr. Oki) and all of its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 60% of their annual compensation to the 401(k) Plan, subject to a maximum annual limit as set periodically by the Internal Revenue Service. On April 1, 2011, the Company reinstated its matching contributions to the 401(k) Plan (which had been suspended since April 1, 2009) and currently matches employee contributions at a ratio of two-thirds of each dollar an employee contributed up to a maximum of two-thirds of the first six percent an employee contributed. All matching contributions vest immediately. The 401(k) Plan also provides for discretionary contributions as determined by the Board. Were any such discretionary contributions to the 401(k) Plan to be made, such contributions would be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Named Executive Officers (other than Mr. Oki) are eligible to participate in the 401(k) Plan on the same basis as all other U.S. employees.

Insurance Allowance. In addition to the life insurance benefits provided under our group healthcare benefits, the Company provides a monthly cash allowance to each Named Executive Officer (other than Mr. Oki) that is intended to enable the Named Executive Officer to purchase additional life insurance. The amount of the life insurance allowance for each executive officer is calculated by a third-party consultant based upon an actuarial analysis. The Named Executive Officer may elect to apply the cash allowance to purchase additional life insurance or he may use this allowance for other purposes.

Executive Disability Benefits. In addition to the disability benefits provided under our group disability benefits, the Company provides to each Named Executive Officer (other than Mr. Oki) additional disability benefits pursuant to a separate long-term disability policy paid for in full by the Company.

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

SUMMARY COMPENSATION TABLE

The following table sets forth summary information concerning the compensation awarded to, paid to or earned by each of our Named Executive Officers for all services rendered in all capacities to us during the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total
Harry L. Bosco	2012	500,000		—		—		—	—	—	14,459		514,459
CEO & President	2011	134,937	(4)	—		192,000		543,750	—	—	29,612		911,049
	2010	—		—		—		—	—	—	—		—

Michael C. Chan	2012	366,000		150,075	(5)	85,800	(7)	181,000	—	—	34,138		817,013
President, Opnext	2011	360,000		100,000	(6)	169,200	(8)	160,800	—	—	20,602		810,602
Subsystems, Inc.	2010	324,000		100,000	(6)	—		300,000	—	—	374,931	(9)	1,098,931

Kei Oki	2012	327,042		44,599	(11)	—		90,500	—	—	16,538		478,679
President, Opnext Japan(10)

Robert J. Nobile	2012	304,583		120,000	(12)	—		126,700	—	—	35,377		586,660
Chief Financial	2011	265,000		—		141,000	(13)	140,700	—	—	22,008		568,708
Officer	2010	238,500		—		—		300,000	—	—	23,678		562,178

Justin J. O’Neill	2012	305,792		44,320	(14)	—		126,700	—	—	32,899		509,711
General Counsel	2011	300,000		—		141,000	(13)	120,600	—	—	10,957		572,557
	2010	270,000		—		—		150,000	—	—	12,326		432,326

(1)	Represents base salary before pre-tax contributions and, therefore, includes compensation deferred under our 401(k) Plan (with respect to each of the Named Executive Officers other than Mr. Oki). See the discussion of contributions to these plans in the Compensation Discussion and Analysis section beginning on page 93 of this Annual Report on Form 10-K.
(2)	Represents the grant date fair value of stock options or other stock-based awards, as the case may be, granted to the Named Executive Officers during the applicable fiscal year calculated in accordance with ASC 718. For additional information on the valuation assumptions for the fiscal year ended March 31, 2012, see Part II, Item 8 “Financial Statements and Supplementary Data” of this 2012 Annual Report on Form 10-K and in the Notes to Consolidated Financial Statements at Note 12, “Stock-Based Incentive Plans.”
(3)	With respect to the fiscal year ended March 31, 2012, represents medical, dental, disability and life insurance, allowance for supplemental life insurance (other than with respect to Messrs. Bosco and Oki), and accidental death and dismemberment insurance; contributions to our defined contribution plan in Japan with respect to Mr. Oki; and 401(k) Plan matching contributions for the Named Executive Officers (other than Messrs. Bosco and Oki).
(4)	Represents the portion of Mr. Bosco’s annual base salary of $500,000 earned in his capacity as Chief Executive Officer and President for the period from December 10, 2010 through March 31, 2011.
(5)	Amount includes the following: (A) the final $100,000 relocation bonus payable to Mr. Chan in connection with the relocation of his primary residence pursuant to the terms of his employment agreement; and (B) a discretionary bonus equal to $50,075 awarded to Mr. Chan pursuant to the 2012 Bonus Program, which was paid to Mr. Chan in the form of 54,430 fully vested shares of the Company’s common stock. See the “Compensation Elements — Annual Incentive Compensation” section of the Compensation Discussion and Analysis for details of the 2012 Bonus Program.

(6)	Represents the first two of three relocation bonuses to be paid to Mr. Chan in connection with the relocation of his primary residence pursuant to the terms of his employment agreement.
(7)	Represents the grant date fair value of an award consisting of 30,000 fully vested shares of the Company’s common stock granted to Mr. Chan under the Incentive Plan in recognition of his work on a transaction involving the sale of certain of the Company’s technology assets.
(8)	Represents the grant date fair value of an award consisting of 72,000 shares of the Company’s common stock granted to Mr. Chan pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. Such award did not vest and the shares subject to the award were not issued to Mr. Chan.
(9)	Amount includes reimbursements and payments of $352,571 in connection with the relocation of Mr. Chan to Los Gatos, California. Covered relocation costs include $95,549 for moving expenses, $30,000 to cover incidental expenses in connection with the relocation, $193,266 for home sale expenses and $33,756 in tax “gross up” payments with respect to taxes incurred by Mr. Chan on these relocation reimbursements and payments.
(10)	All amounts shown for Mr. Oki were paid to him in Japanese yen. Such amounts have been converted to U.S. dollars using the average exchange rate in effect for the fiscal year ended March 31, 2012 of 79.0 Japanese yen per U.S. dollar. Mr. Oki was not a named executive officer prior to 2012.
(11)	Represents a discretionary bonus equal to $44,599 awarded to Mr. Oki pursuant to the 2012 Bonus Program, which was paid to Mr. Oki in the form of 48,480 fully vested shares of the Company’s common stock. See the “Compensation Elements — Annual Incentive Compensation” section of the Compensation Discussion and Analysis for details of the 2012 Bonus Program.
(12)	Represents the cash retention bonus paid to Mr. Nobile in connection with his continued employment through February 16, 2012 pursuant to the terms of his employment agreement.
(13)	Represents the grant date fair value of an award consisting of 60,000 shares of the Company’s common stock granted to each of Messrs. Nobile and O’Neill pursuant to the Company’s annual incentive award program for the fiscal year ended March 31, 2011. For each of Messrs. Nobile and O’Neill, 20,000 fully vested shares subject to the award were issued on May 23, 2011, and the portion of the award covering the remaining 40,000 shares did not vest and such shares were not issued to either of Messrs. Nobile or O’Neill.
(14)	Represents a discretionary bonus equal to $44,320 awarded to Mr. O’Neill pursuant to the 2012 Bonus Program, which was paid to Mr. O’Neill in the form of 48,175 fully vested shares of the Company’s common stock. See the “Compensation Elements — Annual Incentive Compensation” section of the Compensation Discussion and Analysis for details of the 2012 Bonus Program.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2012 to the Named Executive Officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Options (#)		Awards ($/Sh)	Awards ($)(1)
Harry L. Bosco
Michael C. Chan	5/23/2011	5/16/2011									100,000	(2)	2.86	181,000
	5/23/2011	5/16/2011							30,000	(3)				85,800
Kei Oki	5/23/2011	5/16/2011									50,000	(2)	2.86	90,500
Robert J. Nobile	5/23/2011	5/16/2011									70,000	(2)	2.86	126,700
Justin J. O’Neill	5/23/2011	5/16/2011									70,000	(2)	2.86	126,700

(1)	Represents the grant date fair value of stock options or other stock-based awards, as the case may be, granted to the Named Executive Officers during the fiscal year ended March 31, 2012 calculated in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” on page 57 and in the Notes to Consolidated Financial Statements at Note 12 “Stock-Based Incentive Plans” on page 75.
(2)	Represents stock options granted on May 23, 2011, to Messrs. Chan, Oki, Nobile and O’Neill, which options vested and became exercisable with respect to one-fourth of the shares subject thereto on May 23, 2012 and will vest and become exercisable with respect to an additional one-fourth of the shares subject thereto on each of May 23, 2013, May 23, 2014, and May 23, 2015, subject to accelerated vesting in each case under certain circumstances.
(3)	Represents fully vested shares of the Company’s common stock granted to Mr. Chan on May 23, 2011 in recognition of his work on a transaction involving the sale of certain of the Company’s technology assets.

Narrative Disclosure to Compensation Tables

Employment Agreements

Mr. Harry L. Bosco

Harry L. Bosco serves as our Chief Executive Officer and President pursuant to an employment agreement, as most recently amended on March 26, 2012, we entered into with Mr. Bosco in connection with Mr. Bosco’s appointment to and assumption of the roles of Chief Executive Officer and President on December 10, 2010. The term of Mr. Bosco’s employment under his employment agreement is scheduled to end on the date on which the Board appoints a chief executive officer and president of the Company to succeed Mr. Bosco in such positions. Mr. Bosco’s employment agreement provides that Mr. Bosco’s annual base salary will be $500,000.

On March 26, 2012, we entered into an amendment to Mr. Bosco’s employment agreement which provides that Mr. Bosco is eligible to participate in the Company’s annual incentive bonus plan applicable to similarly situated executives of the Company, under which he has the potential to earn an annual bonus targeted at 100% of his annual base salary. Prior to the amendment, the employment agreement provided that, unless otherwise determined by the Board in its sole discretion, Mr. Bosco would not be eligible to receive an annual incentive bonus or to participate in the Company’s annual incentive bonus plan.

In addition, Mr. Bosco’s employment agreement, as amended on March 26, 2012, provides that if Mr. Bosco incurs a separation from service due to termination of his employment by the Company without “cause” or as a result of his resignation for “good reason,” Mr. Bosco will be entitled to the following payments and benefits, subject to his execution and non-revocation of a general release of claims against the Company:

•

A lump-sum cash payment equal to one and one-half (1.5) times the sum of (A) his then current annual base salary and (B) his target annual bonus for the Company’s fiscal year in which such termination occurs;

•	Fully accelerated vesting and immediate exercisability of any outstanding equity-based awards; and

•	Certain health insurance benefits at Opnext’s expense for eighteen (18) months after the date of such termination.

Further, if a “change in control” of the Company occurs and Mr. Bosco’s employment is terminated by the Company without “cause” or as a result of Mr. Bosco’s resignation for “good reason,” in each case, immediately prior to or upon such change in control, or within the two (2) year period following such change in control, Mr. Bosco will be entitled to the following payments and benefits, subject to his execution and non-revocation of a general release of claims against the Company:

•

A lump-sum cash payment equal to two (2) times the sum of (A) his then current annual base salary and (B) the greater of (x) his target annual bonus for the Company’s fiscal year in which such termination occurs or (y) the average actual annual bonus awarded to him for the two full fiscal years immediately preceding the year in which such termination occurs;

•	Fully accelerated vesting and immediate exercisability of any outstanding equity-based awards; and

•	Certain health insurance benefits at Opnext’s expense for twenty-four (24) months after the date of such termination.

(See “Potential Payments upon Termination or Change in Control” below for definitions of “cause,” “change in control,” and “good reason” in Mr. Bosco’s employment agreement).

Effective prior to the amendment, the employment agreement provided that if Mr. Bosco’s employment was terminated by the Company without “cause,” Mr. Bosco was entitled to receive a lump-sum cash severance payment equal to one hundred percent (100%) of his then current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause” or resignation by Mr. Bosco for any reason, Mr. Bosco was not entitled to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination).

Pursuant to the employment agreement, as amended, if it is determined that any payment or benefit would constitute a parachute payment under Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, then such payments or benefits will be reduced to the extent necessary so that no portion thereof will be subject to the excise tax, unless Mr. Bosco would receive a greater after-tax benefit without the reduction and after paying the related excise tax.

During his employment, Mr. Bosco will be eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies, and to accrue paid vacation time at the rate of four weeks per year.

Mr. Bosco also entered into a confidentiality agreement with us, which provides that during and after Mr. Bosco’s employment with us, Mr. Bosco may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.

We have entered into an indemnification agreement with Mr. Bosco which requires, among other things, that we indemnify Mr. Bosco to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Bosco acted in good faith and in a manner he reasonably believed to be in or our best interests.

Mr. Michael C. Chan

Michael C. Chan serves as our Executive Vice President, Business Development and Marketing and President of Opnext Subsystems, Inc., pursuant to an employment agreement, as most recently amended and restated on August 23, 2011, we entered into with Mr. Chan. Pursuant to his employment agreement, Mr. Chan’s employment with the Company is at-will and not for a specified period of time (prior to August 23, 2011, the term of Mr. Chan’s employment agreement was scheduled to expire on December 1, 2011). Mr. Chan’s current base salary pursuant to the employment agreement is $367,000 per year, which may be increased annually at the sole discretion of the Board. Pursuant to his employment agreement, Mr. Chan is entitled to participate in the bonus program for the relevant fiscal year under which Mr. Chan has the potential to earn an annual bonus targeted at 70 percent of his annual base salary.

Mr. Chan’s employment agreement provided that in connection with Mr. Chan’s relocation of his primary residence, provided that he remained continuously employed by the Company through the payment date, the Company would pay Mr. Chan a total of $300,000 in relocation bonuses, consisting of (i) a payment of $100,000 no later than May 31, 2009, (ii) a payment of $100,000 on or within 10 days following May 31, 2010, and (iii) a payment of $100,000 on or within 10 days following May 31, 2011, all of which payments have now been made.

On August 23, 2011, we entered into a second amended and restated employment agreement with Mr. Chan which provided that if Mr. Chan were to incur a separation from service with the Company by reason of Mr. Chan’s termination without “cause” or resignation due to “good reason” immediately prior to, upon or within one year following a change in control of the Company, then Mr. Chan would be entitled to a severance payment equal to two times Mr. Chan’s then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company. Mr. Chan’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability,” or “cause,” or by Mr. Chan for “good reason,” in each case not immediately prior to, upon or within one year following a change in control of the Company, Mr. Chan will be entitled to receive a lump-sum cash payment equal to 100% of his then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company (See “Potential Payments upon Termination or Change in Control” below for definitions of “disability,” “cause,” “change in control” and “good reason” in Mr. Chan’s employment agreement).

Effective prior to the amendment and restatement, Mr. Chan’s employment agreement provided that in the event that Mr. Chan’s employment was terminated by us for a reason other than death, “disability,” “cause” or failure to renew the initial or any successive term of the employment agreement, or by Mr. Chan for “good reason,” Mr. Chan was entitled to receive a lump-sum cash payment equal to 100% of his then current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company.

During his employment, Mr. Chan is eligible to receive group welfare and retirement benefits in accordance with the Company’s plans and policies as well as four weeks of paid vacation time each year.

Mr. Chan also entered into a non-competition, confidentiality and invention assignment agreement with us, which provides, among other things, that Mr. Chan will refrain from competing with us during and for one year immediately following his employment with us. In addition, under the agreement, during and after Mr. Chan’s employment with us, Mr. Chan may not disclose, publish or use any confidential or proprietary information or trade secrets of or relating to the Company, except as permitted by the agreement.

We have entered into an indemnification agreement with Mr. Chan which requires, among other things, that we indemnify Mr. Chan to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Chan acted in good faith and in a manner he reasonably believed to be in or our best interests.

Mr. Robert J. Nobile

Robert J. Nobile serves as our Senior Vice President, Finance and Chief Financial Officer pursuant to an employment agreement, as most recently amended and restated on August 17, 2011, we entered into with Mr. Nobile. Pursuant to his employment agreement, Mr. Nobile’s employment with the Company is at-will and not for a specified period of time (prior to August 17, 2011, the term of Mr. Nobile’s employment agreement was scheduled to expire on December 31, 2012). Mr. Nobile’s current base salary pursuant to the employment agreement is $325,000 per year, which may be increased from time to time at the sole discretion of the Board. Mr. Nobile was ineligible to receive an annual bonus under the Company’s annual incentive bonus plan for the fiscal year ending March 31, 2012. For the partial fiscal year commencing on August 16, 2012 and for each fiscal year thereafter, Mr. Nobile is eligible to participate in the Company’s annual incentive bonus plan applicable to similarly situated executives of the Company, under which Mr. Nobile has the potential to earn an annual bonus targeted at 70% of his annual base salary actually paid for each such year, contingent on the attainment of certain individual and/or Company performance criteria established and evaluated by the Company in accordance with the terms of such bonus plan as in effect from time to time.

On August 17, 2011, we entered into a second amended and restated employment agreement with Mr. Nobile which provided that if Mr. Nobile were to incur a separation from service with the Company by reason of Mr. Nobile’s termination without “cause” or resignation due to “good reason” immediately prior to, upon or within one year following a change in control of the Company, then Mr. Nobile would be entitled to a severance payment equal to two times Mr. Nobile’s then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company. Mr. Nobile’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability,” or “cause,” or by Mr. Nobile for “good reason,” in each case not immediately prior to, upon or within one year following a change in control of the Company, Mr. Nobile will be entitled to receive a lump-sum cash payment equal to 100% of his then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company (See “Potential Payments upon Termination or Change in Control” below for definitions of “disability,” “cause” and “good reason” in Mr. Nobile’s employment agreement). Such agreement also provided for an award to Mr. Nobile of a cash retention bonus equal to $120,000 if he remained employed by the Company through February 16, 2012 (which payment has been made), and an additional cash bonus equal to $530,000 if he remains employed by the Company through August 16, 2012 (the “Nobile Retention Bonuses”). If Mr. Nobile’s employment is terminated for any reason, he will not be entitled to receive any Nobile Retention Bonus not previously paid to him, except as follows: (i) in the event of a termination by the Company without “cause” or by Mr. Nobile for “good reason,” the Company will pay Mr. Nobile a lump-sum cash payment equal to any unpaid Nobile Retention Bonuses; and (ii) in the event of a termination due to Mr. Nobile’s death or “disability,” the Company will pay Mr. Nobile a pro-rata portion of the unpaid Nobile Retention Bonuses (See “Potential Payments upon Termination or Change in Control” below for definitions of “disability,” “cause,” “change in control” and “good reason” in Mr. Nobile’s employment agreement).

Effective prior to the amendment and restatement, Mr. Nobile’s employment agreement provided that in the event that Mr. Nobile’s employment was terminated by the Company without “cause” or by Mr. Nobile for “good reason,” Mr. Nobile was entitled to receive a lump-sum cash severance payment equal to 100% of his then-current annual base salary. Mr. Nobile’s right to receive his severance payment was subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. Nobile without “good reason,” termination due to Mr. Nobile’s death or “disability,” or non-renewal of the agreement, Mr. Nobile was not entitled pursuant to such agreement to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination).

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

We have entered into an indemnification agreement with Mr. Nobile which requires, among other things, that we indemnify Mr. Nobile to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. Nobile acted in good faith and in a manner he reasonably believed to be in our best interests.

Mr. Justin J. O’Neill

Justin J. O’Neill serves as our Senior Vice President, General Counsel and Secretary pursuant to an employment agreement, as most recently amended on March 26, 2012, we entered into with Mr. O’Neill. Pursuant to his employment agreement, Mr. O’Neill’s employment with the Company is at-will and not for a specified period of time (prior to August 23, 2011, the term of Mr. O’Neill’s employment agreement was scheduled to expire on May 7, 2012). Mr. O’Neill’s current base salary pursuant to the employment agreement is $325,000 per year, which may be increased from time to time at the sole discretion of the Board.

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

On March 26, 2012, we entered into an amendment to Mr. O’Neill’s employment agreement which provides that if Mr. O’Neill incurs a separation from service due to termination of his employment by the Company without “cause” or as a result of his resignation for “good reason,” Mr. O’Neill will be entitled to the following payments and benefits, subject to his execution and non-revocation of a general release of claims against the Company:

•	A lump-sum cash payment equal to one (1.0) times the sum of (A) his then current annual base salary and (B) his target annual bonus for the Company’s fiscal year in which such termination occurs;

•	Fully accelerated vesting and immediate exercisability of any outstanding equity-based awards; and

•	Certain health insurance benefits at Opnext’s expense for twelve (12) months after the date of such termination.

Further, if a “change in control” of the Company occurs and Mr. O’Neill’s employment is terminated by the Company without “cause” or as a result of Mr. O’Neill’s resignation for “good reason,” in each case, immediately prior to or upon such change in control, or within the one (1) year period following such change in control, Mr. O’Neill will be entitled to the following payments and benefits, subject to his execution and non-revocation of a general release of claims:

•

A lump-sum cash payment equal to one and one-half (1.5) times the sum of (A) his then current annual base salary and (B) the greater of (x) his target annual bonus for the Company’s fiscal year in which such termination occurs or (y) the average actual annual bonus awarded to him for the two full fiscal years immediately preceding the year in which such termination occurs;

•	Fully accelerated vesting and immediate exercisability of any outstanding equity-based awards; and

•	Certain health insurance benefits at Opnext’s expense for eighteen (18) months after the date of such termination.

(See “Potential Payments upon Termination or Change in Control” below for definitions of “cause,” “change in control,” and “good reason” in Mr. O’Neill’s employment agreement.)

Pursuant to the employment agreement, as amended, if it is determined that any payment or benefit would constitute a parachute payment under Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, then such payments or benefits will be reduced to the extent necessary so that no portion thereof will be subject to the excise tax.

Effective on or after August 23, 2011 and prior to March 26, 2012, Mr. O’Neill’s employment agreement provided that if Mr. O’Neill were to incur a separation from service with the Company by reason of Mr. O’Neill’s termination without “cause” or resignation due to “good reason” immediately prior to, upon or within one year following a change in control of the Company, then Mr. O’Neill would be entitled to a severance payment equal to two times Mr. O’Neill’s then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company. Mr. O’Neill’s employment agreement further provides that in the event that his employment is terminated by us for a reason other than death, “disability,” or “cause,” or by Mr. O’Neill for “good reason,” in each case not immediately prior to, upon or within one year following a change in control of the Company, Mr. O’Neill will be entitled to receive a lump-sum cash payment equal to 100% of his then-current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company.

Effective prior to August 23, 2011, Mr. O’Neill’s employment agreement provided that if Mr. O’Neill’s employment was terminated by the Company without “cause” or by Mr. O’Neill for “good reason,” Mr. O’Neill was entitled to receive a lump-sum cash severance payment equal to one hundred percent (100%) of his then current annual base salary, subject to his execution and non-revocation of a general release of claims against the Company. In the event of a termination for “cause,” resignation by Mr. O’Neill without “good reason,” termination due to Mr. O’Neill’s death or “disability,” or non-renewal of the agreement, Mr. O’Neill was not entitled pursuant to such agreement to receive any further compensation or payments from the Company (except for unpaid base salary, accrued vacation and expense reimbursements relating to the period prior to the date of termination).

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

We have entered into an indemnification agreement with Mr. O’Neill which requires, among other things, that we indemnify Mr. O’Neill to the fullest extent permitted by applicable law against certain liabilities that may arise by reason of his service or status as an officer of the Company, provided Mr. O’Neill acted in good faith and in a manner he reasonably believed to be in our best interests.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth summary information regarding the outstanding equity awards at March 31, 2012 granted to each of our Named Executive Officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harry L. Bosco(1)	300,000	—		—	4.92	7/11/2013			—	—
	600,000	—		—	2.34	1/8/2014	—	—	—	—
	375,000	—		—	2.56	2/7/2018	—	—	—	—
Michael C. Chan	35,000	—		—	11.34	8/15/2017	—	—	—	—
	100,000	—		—	4.92	7/11/2013	—	—	—	—
	100,000	100,000	(2)	—	2.23	8/19/2016	—	—	—	—
	30,000	90,000	(2)	—	2.04	5/21/2017	—	—	—	—
	—	100,000	(2)		2.86	5/23/2018
Kei Oki	16,666	—		—	15.00	1/27/2015	—	—	—	—
	45,000	—		—	11.34	8/15/2017	—	—	—	—
	90,000	—		—	4.92	7/11/2013	—	—	—	—
	50,000	50,000	(2)	—	2.23	8/19/2016	—	—	—	—
	—	50,000	(2)	—	2.86	5/23/2018
Robert J. Nobile	25,000	—		—	11.34	8/15/2017	—	—	—	—
	90,000	—		—	4.92	7/11/2013	—	—	—	—
	100,000	100,000	(2)	—	2.23	8/19/2016	—	—	—	—
	26,250	78,750	(2)	—	2.04	5/21/2017	—	—	—	—
	—	70,000	(2)	—	$2.86	5/23/2018
Justin J. O’Neill	100000	—		—	13.85	5/7/2017	—	—	—	—
	90000	—		—	4.92	7/11/2013	—	—	—	—
	50,000	50,000	(2)	—	2.23	8/19/2016	—	—	—	—
	22,500	67,500	(2)	—	2.04	5/21/2017	—	—	—	—
	—	70,000	(2)	—	$2.86	5/23/2018

(1)	Amounts shown for Mr. Bosco do not include outstanding restricted stock units that were granted to him in connection with his service as a non-employee director. For a description of such outstanding stock awards, see Footnote 1 of the “Director Compensation Table” below.
(2)	Subject to continued employment, the stock options are scheduled to vest and become exercisable in equal annual installments on each of the first four anniversaries of the date of grant, and are subject to accelerated vesting in each case under certain circumstances.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2012

During the fiscal year ended March 31, 2012, none of the Named Executive Officers exercised any of their options. The table below summarizes, for each of the Named Executive Officers, the vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended March 31, 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harry L. Bosco	—	—	75,000	(1)	$85,500
Michael C. Chan	—	—	—		—
Kei Oki	—	—	—		—
Robert J. Nobile	—	—	—		—
Justin J. O’Neill	—	—	—		—

(1)	Represents RSUs granted pursuant to Mr. Bosco’s employment agreement which vested on June 10, 2011. The shares of common stock underlying such RSUs were paid to Mr. Bosco on January 26, 2012.

Potential Payments upon Termination or Change in Control

Employment Agreements

In order to achieve our paramount objective of attracting and retaining the most talented executives, as well as motivating such executives throughout their tenure with us, we believe it is vital to provide our executive officers with severance payments. To this end, we have entered into employment agreements with each of our Named Executive Officers, other than Mr. Oki, which provide for severance payments and benefits upon certain terminations of employment. For a detailed discussion of the severance payments and benefits, please see the descriptions under the heading “Narrative Disclosure to Compensation Tables —   Employment Agreements” above.

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

For purposes of each of the employment agreements for Messrs. Bosco, Chan, Nobile and O’Neill, “change in control” has the meaning set forth in the Incentive Plan, as described below.

In addition, “good reason” is defined in the employment agreements for Messrs. Bosco, Chan, Nobile and O’Neill as the occurrence of any one or more of the following events, along with the Company’s failure to cure the circumstances constituting good reason within 20 days after the receipt of notice thereof: (i) for Mr. Bosco, (a) a material and substantial diminution of his authority, duties or responsibilities, or (b) a material reduction by the Company of his base salary; and (ii) for Messrs. Chan, Nobile and O’Neill, (x) a material and substantial diminution of executive’s duties or responsibilities or executive’s removal from his position, or (y) a material reduction by the Company of executive’s base salary or target bonus range. The agreements provide that to constitute resignation for “good reason” the executive must resign within 30 days after the end of the 20-day cure period.

For purposes of the employment agreements with Mr. Bosco, Mr. Chan, Mr. Nobile and Mr. O’Neill, “disability” will generally mean that the executive is unable to effectively perform his duties and responsibilities, as determined by the Board, for more than 180 days during any 12-month period by reason of any physical or mental injury, illness or incapacity.

Stock Option Agreements

All outstanding and unvested stock options held by the Named Executive Officers are subject to accelerated vesting pursuant to the terms of the stock option agreements evidencing such stock options. According to each of the stock option agreements, in the event that the applicable executive’s employment with us is terminated by us without “cause” (as defined therein) or by the executive for “good reason” (as defined therein), the options shall vest with respect to the portion of the options that would have otherwise become vested during the twelve-month period immediately succeeding the date of such termination of employment had the executive remained employed by us during such period. In addition, each of the stock option agreements provides that in the event that the executive’s employment with us is terminated by reason of his death or “disability” (as defined therein) or by us without “cause” or by him for “good reason” (as defined therein) during the twelve-month period immediately following a “change in control” (as defined in the Incentive Plan (see “Change in Control Provisions” below)), the stock options granted to such executive shall, to the extent not then vested, become fully vested.

“Cause” is defined in each of the Named Executive Officer’s stock option agreements to mean the definition of such term as defined in each such Named Executive Officer’s employment agreement then in effect or if not defined therein or, if there shall be no such agreement, (i) the Named Executive Officer’s engagement in misconduct which is materially injurious to the Company or any of its affiliates, (ii) the Named Executive Officer’s continued failure to substantially perform his duties to the Company or any of its subsidiaries, (iii) the Named Executive Officer’s repeated dishonesty in the performance of his duties to the Company or any of its subsidiaries, (iv) the Named Executive Officer’s commission of an act or acts constituting any (x) fraud against, or misappropriation or embezzlement from the Company or any of its affiliates, (y) crime involving moral turpitude, or (z) offense that could result in a jail sentence of at least 30 days or (v) the Named Executive Officer’s material breach of any confidentiality, non-solicitation, non-competition or inventions covenant entered into between the Named Executive Officer and the Company or any of its subsidiaries.

“Disability” and “good reason” are each defined in the stock option agreements for each of Messrs. Bosco, Chan, Nobile and O’Neill to mean the definition of such terms as defined in each such executive’s employment agreement then in effect. (See “Potential Payments upon Termination or Change in Control — Employment Agreements” above for definitions of such terms as applied to Messrs. Bosco, Chan, Nobile and O’Neill). “Disability” is defined in the stock option agreements entered into with Mr. Oki to mean “disability” as defined in any employment agreement then in effect between Mr. Oki and us, or, if not defined therein or if there shall be no such agreement, as defined in our long-term disability plan as in effect from time to time, or if there shall be no plan or if not defined therein, Mr. Oki becoming physically or mentally incapacitated and consequent inability for a period of six (6) months in any twelve (12) consecutive month period to perform his duties to us.

Each of the outstanding and unvested stock options held by the Named Executive Officers could be subject to accelerated vesting. However, as of March 31, 2012, the market price of our common stock was below the strike price of all such options, and therefore, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date with respect to such grants.

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

Employment Agreements, Severance Benefits and Change in Control Provisions

We also offer certain of our Named Executive Officers certain severance payments and benefits in the event of a “change in control.” For a detailed discussion of our employment agreements, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

Severance Benefits. With the exception of Mr. Oki, our Named Executive Officers are entitled to certain severance payments and benefits in the event of a termination without “cause” or resignation for “good reason.” For a detailed discussion of such severance compensation and benefits, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.” Our philosophy is to provide severance packages that we believe enable the Company to retain qualified executives, maintain a stable work environment for the Named Executive Officers and provide economic security to the executives in the event of certain terminations of employment. Our severance arrangements are designed to limit distractions to the Named Executive Officers in the performance of their duties and allow the executives to focus on achieving superior company performance and building stockholder value. We believe that it is important to provide severance payments in both the event of actual termination and in the event of constructive termination. Excluding instances of constructive termination from the types of termination covered by our severance packages would risk that an acquirer of us could avoid paying severance by fostering a non-conducive work environment for the executives, thereby ensuring their voluntary exit.

Solely with respect to each of Mr. Bosco and Mr. O’Neill, pursuant to the terms of Mr. Bosco’s or Mr. O’Neill’s employment agreement, as applicable, all of such executive’s respective outstanding and unvested stock options could be subject to accelerated vesting upon a termination of employment by the Company without “cause” or resignation due to “good reason”. For a detailed discussion of such accelerated vesting, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

Change in Control. With the exception of Mr. Oki, our Named Executive Officers are entitled to certain severance payments and benefits in the event of a change in control and a termination by the Company without “cause” or resignation for “good reason,” in each case, immediately prior to or upon such change in control, or within a certain period (two (2) years for Mr. Bosco and one (1) year for Messrs. Chan, Nobile and O’Neill) following such change in control. For a detailed discussion of such severance compensation and benefits in the event of a change in control, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

In addition, the terms of nonqualified stock option agreements we entered into with the Named Executive Officers pursuant to the Incentive Plan provide that in the event of a change in control and a termination of employment within twelve months of such change in control, either by us other than for “cause” or “disability” or by the participant for “good reason,” the unvested stock options of each Named Executive Officer immediately became fully vested and exercisable. (Please see “Potential Payments upon Termination or Change in Control” for definitions of “cause”, “disability” and “good reason”.) This approach to compensation in the event of a change in control is sometimes referred to as a “double-trigger” because the intent is to provide appropriate benefits in the event of a termination following a change in control, rather than to provide a change in control bonus. The Incentive Plan is intended to focus each employee, including each Named Executive Officer, on completing a transaction that will be in the best interests of our stockholders rather than on concerns about future employment.

All of the outstanding and unvested stock options held by the Named Executive Officers could be subject to accelerated vesting upon a change in control and a qualifying termination of employment within a certain period (two (2) years for Mr. Bosco and one (1) year for Messrs. Chan, Oki, Nobile and O’Neill, as applicable) following such change in control. For a detailed discussion of such accelerated vesting, please see the descriptions under the headings “Narrative Disclosure to Compensation Tables — Employment Agreements” and “Potential Payments upon Termination or Change in Control.” However, since as of March 31, 2012, the market price of our common stock was below the strike price of all such options, accelerated vesting would not have resulted in any benefit to any of the Named Executive Officers as of such date in connection with such grants. Except with respect to these option grants, all of the current stock options held by the Named Executive Officers are fully vested with no remaining acceleration benefits.

SEVERANCE AND CHANGE IN CONTROL TABLE

The table below sets forth an estimate of the payments and benefits to be made to our Named Executive Officers (assuming that a termination of employment or change of control occurred on March 30, 2012, the last business day of our last completed fiscal year). For purposes of estimating the value of amounts of equity compensation to be received in the event of termination or change of control, we have assumed a price per share of our common stock of $1.55, which represents the closing market price of our common stock as reported on the NASDAQ on March 30, 2012.

Name	Executive benefits and Payments Upon Termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause		Resignation with Good Reason		Covered Termination Following Change in Control		Occurrence of Change in Control
Harry L. Bosco	Severance payment	—	—	$1,500,000		$1,500,000		$2,000,000		—
	Accelerated vesting	—	—	—		—		—
	Continued health	—	—	$26,165	(1)	$26,165	(1)	$34,886	(2)
Michael C. Chan	Severance payment	—	—	$367,200		$367,200		$734,400		—
	Accelerated vesting	—	—	—		—		—		—
Kei Oki	Severance payment	—	—	—		—		—		—
	Accelerated vesting	—	—	—		—		—		—
Robert J. Nobile	Severance payment	—	—	$855,000		$855,000		$1,180,000		—
	Accelerated vesting	—	—	—		—		—		—
Justin J. O’Neill	Severance payment	—	—	$552,500		$552,500		$828,750		—
	Accelerated vesting	—	—	—		—		—		—
	Continued health	—	—	$16,273	(3)	$16,273	(3)	$24,410	(1)	—

(1)	Represents the estimated value of 18 months of continued health benefits following termination at coverage levels that were in effect immediately preceding termination.
(2)	Represents the estimated value of 24 months of continued health benefits following termination at coverage levels that were in effect immediately preceding termination.
(3)	Represents the estimated value of 12 months of continued health benefits following termination at coverage levels that were in effect immediately preceding termination.

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

In addition, each non-employee director of the Company is entitled to receive the following cash compensation:

Board Service
Annual Retainer:	$ 25,000
Meeting Fees:	$ 1,500 per meeting
Committee Service
Audit Committee
Chair Annual Retainer:	$ 5,000
Meeting Fees:	$ 1,000 per meeting
Compensation Committee
Chair Annual Retainer:	$ 5,000
Meeting Fees:	$ 1,000 per meeting
Nominating/Corporate Governance Committee
Chair Annual Retainer:	$ 2,500
Meeting Fees:	$ 1,000 per meeting

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

DIRECTOR COMPENSATION TABLE

The following table shows compensation of the members of our Board for the fiscal year ended March 31, 2012. Any board member who is also an employee of the Company, including Mr. Bosco, does not receive separate compensation for service on the Board.

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles J. Abbe	$51,500	$35,000	—	—	—	—	$86,500
Harry L. Bosco(2)	—	—	—	—	—	—	—
Kendall W. Cowan	$62,500	$35,000	—	—	—	—	$97,500
Isamu Kuru(3)	$34,000	$35,000	—	—	—	—	$69,000
David Lee	$44,000	$35,000	—	—	—	—	$79,000
Ryuichi Otsuki(4)	—	—	—	—	—	—	—
John F. Otto, Jr.	$61,500	$35,000	—	—	—	—	$96,500
Philip F. Otto	$49,500	$35,000	—	—	—	—	$84,500
William L. Smith	$35,500	$35,000	—	—	—	—	$70,500

(1)	Represents the grant date fair value of restricted stock units granted during the fiscal year ended March 31, 2012 in accordance with ASC 718. For additional information on the valuation assumptions, see Part II, Item 8 “Financial Statements and Supplementary Data” on page 57 and in the Notes to Consolidated Financial Statements at Note 12, “Stock-Based Incentive Plans” on page 75 of this Annual Report on Form 10-K.

The aggregate number of stock awards (including unvested restricted stock units and vested but deferred restricted stock units) outstanding for each director as of March 31, 2012 is as follows:

Director	Aggregate Number of Stock Awards Outstanding as of March 31, 2012
Charles J. Abbe	97,247
Harry L. Bosco	33,839
Kendall W. Cowan	90,635
David Lee	87,442
Ryuichi Otsuki	0
John F. Otto, Jr.	90,635
Philip F. Otto	97,247
William L. Smith	103,541

With respect to Mr. Bosco, the amount above includes outstanding restricted stock units that were granted to him in connection with his service as a non-employee director. For a description of the outstanding equity awards granted to Mr. Bosco in connection with his service as an employee of the Company, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(2)	Mr. Bosco is an employee of the Company and does not receive any compensation for his service as a director. The compensation received by Mr. Bosco as an employee of the Company is shown in the “Summary Compensation Table” above.

(3)	Dr. Kuru did not stand for reelection to the Board at our Annual Meeting of Stockholders on February 21, 2012. Represents the compensation paid to Dr. Kuru in connection with his service as a director through February 21, 2012.

(4)	Mr. Otsuki has declined compensation pursuant to our director compensation program for his service as a director.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Compensation Committee

of the

Board of Directors

John F. Otto, Jr., Chairman

Kendall W. Cowan

Dr. David Lee

Philip Otto

*	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

June 8, 2012

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,598,174	$4.51	15,227,597
Equity compensation plans not approved by security holders	—	—	—
Total	11,598,174		15,227,597

BENEFICIAL OWNERSHIP TABLE

The following table sets forth certain information regarding the beneficial ownership of our common stock (1) as of May 31, 2012, by each director, by our Named Executive Officers, and by all of our directors and executive officers as a group and (2) as of December 31, 2011, by each person known by us to beneficially own more than five percent of our common stock.

The address for each of the individuals listed under “Directors and Named Executive Officers” in the table below is Opnext, Inc., 46429 Landing Parkway, Fremont, California 94538.

	Common Stock Beneficially Owned (1)(2)
Name of Beneficial Owner	Number of Shares		Percent of Total
Hitachi, Ltd.	28,843,334	(3)	29.4%
Clarity Partners, L.P.	6,480,734	(4)	6.6%
Clarity Opnext Holdings II, LLC	—		—

Directors and Named Executive Officers

Harry L. Bosco	1,475,849	(5)	1.5%
Dr. David Lee	6,491,056	(4)(6)	6.6%
Charles J. Abbe	66,812	(7)	*
John F. Otto, Jr.	60,200	(8)	*
Philip F. Otto	76,946	(9)	*
Kendall W. Cowan	60,200	(8)	*
Ryuichi Otsuki	—		*
William L. Smith	73,106	(7)	*
Michael C. Chan	398,461	(10)	*
Kei Oki	295,000	(11)	*
Robert J. Nobile	298,310	(12)	*
Justin J. O’Neill	345,668	(13)	*
All directors and executive officers as a group (15 individuals)	10,461,072	(4)(5)(6)(7)(8)(9)(11)(12)(13)	10.7%

*	Less than one percent.
(1)	Beneficial ownership is determined under the rules of the SEC, and includes voting or investment power with respect to the securities. Information in this table is based on our records and information provided by directors, nominees, Named Executive Officers, executive officers and in information filed with the SEC. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, including shares held in trust.
(2)	The number of shares of common stock outstanding used in calculating the percentage for each listed person is based on 98,110,237 shares of our common stock outstanding or deemed to be outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act as of May 31, 2012.
(3)	On April 28, 2009, Hitachi, Ltd. filed a Schedule 13G indicating ownership of 28,333,334 shares of common stock. The figure in the table also includes 510,000 shares of common stock obtainable within 60 days upon the exercise of stock options. The address of Hitachi, Ltd. is 6-6, Marunouchi 1-chome, Chiyoda-ku, Tokyo 100-8280 Japan.
(4)	On March 11, 2011, each of David Lee and Clarity GenPar, LLC, the general partner of Clarity Partners, L.P. (“Clarity Partners”), which is the managing member of Clarity Opnext Holdings II, LLC (“Clarity II”), filed Form 4s indicating ownership of 4,229,114 shares of common stock held by Clarity Partners in its own name and 2,251,620 shares of common stock held in Clarity II’s name. Because Dr. David Lee is a managing member of Clarity GenPar, LLC, he may be deemed to be the beneficial owner of the shares held by Clarity Partners and Clarity II, the beneficial ownership of which he disclaims except to the extent of his pecuniary interest therein. The address of Clarity Partners and Clarity II is 100 North Crescent Drive, Beverly Hills, California 90210.
(5)	Includes (i) 33,839 vested restricted stock units (“RSUs”) which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Bosco’s separation from service or death or a change of control of the Company and (ii) 1,275,000 shares of common stock obtainable within 60 days upon the exercise of stock options.
(6)	Includes 54,726 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Dr. Lee’s separation from service or death or a change of control of the Company
(7)	Represents vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company.
(8)	Includes 57,919 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of the director’s separation from service or death or a change of control of the Company.
(9)	Includes 66,812 vested RSUs which are convertible into shares of common stock on a one-for-one basis upon the earliest to occur of Mr. Otto’s separation from service or death or a change of control of the Company and 10,134 shares of common stock issued to Mr. Otto as a participant in the StrataLight Communications, Inc. Employee Liquidity Bonus Plan in accordance with the terms of that certain Agreement and Plan of Merger, dated as of July 9, 2008, among Opnext, Inc., StrataLight Communications, Inc., Omega Merger Sub 1, Inc., Omega Merger Sub 2, Inc. and Jerome S. Contro as the stockholder representative.
(10)	Includes 320,000 shares of common stock obtainable within 60 days upon the exercise of stock options.
(11)	Includes 214,166 shares of common stock obtainable within 60 days upon the exercise of stock options.
(12)	Includes 285,000 shares of common stock obtainable within 60 days upon the exercise of stock options.
(13)	Includes 302,500 shares of common stock obtainable within 60 days upon the exercise of stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are no family relationships among any of the Company’s directors or executive officers. The Audit Committee reviews the transactions of each director and executive officer as necessary to determine if there are any circumstances that would require disclosure as a related person transaction in the Company’s public filings. All such related person transactions must be approved by the Audit Committee, as stated in the Audit Committee Charter.

Agreement with Hitachi and Clarity

Registration Rights Agreement

In connection with the 2001 acquisition of our then outstanding Class A common stock we entered into a registration rights agreement with Hitachi, Ltd. (“Hitachi”), Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC dated as of July 31, 2001. The agreement provides that at any time following 180 days after the initial public offering of our common stock, Clarity Partners, L.P. and Hitachi may make a written demand to register some or all of their shares. The agreement also grants Clarity Partners, L.P. and Hitachi “piggyback” registration rights other than in connection with an initial public offering of our common stock.

Agreements with Hitachi

Opnext Japan Intellectual Property License Agreement

Opnext Japan, Inc., our wholly owned subsidiary (“Opnext Japan”) and Hitachi are parties to an Intellectual Property License Agreement, pursuant to which Opnext Japan licenses to Hitachi and its wholly owned subsidiaries, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the products of the business transferred by Hitachi to Opnext Japan, whether existing or which arose during the period from July 31, 2001 to July 31, 2011. The licenses granted under the agreement are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. Opnext Japan may also sublicense the intellectual property rights licensed from Hitachi to its customers as necessary or appropriate in connection with the completion of Opnext Japan’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opnext Japan to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opnext Japan making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer. Hitachi has also agreed to sublicense its rights to third party agreements to Opnext Japan, to the extent that Hitachi has the right to make available such rights to Opnext Japan, in accordance with the terms and conditions of the agreement.

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

Opto Device Intellectual Property License Agreement

On October 1, 2002, we acquired Opto Device, Ltd., the optical device business of Hitachi (“Opto Device”). In connection with the acquisition, Opto Device and Hitachi entered into an Intellectual Property License Agreement, pursuant to which Opto Device licenses to Hitachi and its wholly owned subsidiaries, and Hitachi licenses to Opto Device (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the products of the business transferred by Hitachi to Opto Device, whether existing or which arise during the period from October 1, 2002 to October 1, 2012. The licenses granted under the agreement are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. Opto Device may also sublicense the intellectual property rights licensed from Hitachi to its customers as necessary or appropriate in connection with the completion of Opto Device’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opto Device to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opto Device making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer. Hitachi has also agreed to sublicense its rights to third party agreements to Opto Device, to the extent that Hitachi has the right to make available such rights to Opto Device, in accordance with the terms and conditions of the agreement.

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

Opnext Japan Intellectual Property License Agreement with Hitachi Communication Technologies, Ltd.

Opnext Japan and Hitachi Communication Technologies, Ltd (“Hitachi Communication”) are parties to an Intellectual Property License Agreement, pursuant to which Opnext Japan licenses to Hitachi Communication and its wholly owned subsidiaries, and Hitachi Communication licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries), on a fully paid, non-exclusive basis, intellectual property rights (patents, copyrights, mask works, software and trade secrets) related to the business transferred by Hitachi to Opnext Japan, whether existing or which arose during the period from July 31, 2001 to July 31, 2011. The licenses granted under the agreement continue until such intellectual property expires, provided, however, that the terms and conditions of the licenses are subject to revision upon mutual agreement of the parties. Opnext Japan may also sublicense the intellectual property rights licensed from Hitachi Communication to its customers as necessary or appropriate in connection with the completion of Opnext Japan’s products or services, to complete the sale of products and services in the ordinary course of business, or to enable joint development of a product or service to be manufactured and sold by Opnext Japan to a customer. However, such sublicense rights are subject to Hitachi’s consent and Hitachi may condition its consent on Opnext Japan making changes requested by Hitachi, or in lieu of providing such consent, Hitachi may elect to enter a license agreement directly with a customer.

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

Opnext Research and Development Agreement

We were parties to a Research and Development Agreement with Hitachi pursuant to which Hitachi provided research and development support to us and/or our affiliates (other than Opnext Japan). Such agreement terminated on February 20, 2012, pursuant to the terms of the agreement. Under the agreement, Hitachi supported research and development projects requested by us. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly resulted from the research, we own such intellectual property, provided that we funded 100% of the costs of the research, or we are a joint owner of such intellectual property where we funded 50% or more of the costs of the research or provided other contributions. In all other cases, Hitachi owns any intellectual property resulting from the research. We license to Hitachi and its wholly owned subsidiaries any such intellectual property owned by us, and Hitachi licenses to us (with a right to sublicense to our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. There were no research and development expenses related to this agreement for the fiscal year ended March 31, 2012.

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

Opnext Japan Research and Development Agreement

Opnext Japan and Hitachi were parties to a Research and Development Agreement pursuant to which Hitachi provided research and development support to Opnext Japan and/or its affiliates. Such agreement terminated on February 20, 2012, pursuant to the terms of the agreement. The agreement was amended on October 1, 2002 to include Opto Device under the same terms and conditions as Opnext Japan, and to expand the scope to include research and development support related to Opto Device’s business. Under the agreement, Hitachi supported research and development projects requested by Opnext Japan. To the extent any intellectual property (patents, copyrights, mask works, software and trade secrets) directly resulted from the research, Opnext Japan owns such intellectual property, provided that Opnext Japan funded 100% of the costs of the research, or Opnext Japan is a joint owner of such intellectual property where it funded 50% or more of the costs of the research or provided other contributions. In all other cases, Hitachi owns any intellectual property resulting from the research. Opnext Japan licenses to Hitachi and its wholly owned subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi licenses to Opnext Japan (with a right to sublicense to its wholly owned subsidiaries and us and our wholly owned subsidiaries) any such intellectual property owned by Hitachi. These licenses are irrevocable and: (i) with respect to patent rights, survive for so long as any applicable patent is valid; and (ii) with respect to all other intellectual property, perpetual. The research and development expenditures relating to the agreement were generally negotiated semi-annually on a fixed fee project basis. Pursuant to this agreement, Opnext Japan and Hitachi entered into various research and development agreements that provide for the terms and conditions of specific research projects. Each party indemnifies the other party for losses arising from any breach of any covenant under the agreement.

On January 13, 2012, Opnext Japan and Hitachi entered into a Master Research Services Agreement pursuant to which Hitachi will provide research and development support to Opnext Japan and/or its affiliates on terms and conditions to be agreed on a project-by-project basis. To the extent any intellectual property (patents, copyrights, mask works, software or trade secrets) results from research funded by Opnext Japan, Hitachi has agreed to assign the right to such intellectual property to Opnext Japan in return for the payment of a nominal fee. In all other cases, Hitachi will own any intellectual property resulting from the research. Opnext Japan will license to Hitachi and its subsidiaries any such intellectual property owned by Opnext Japan, and Hitachi will license to Opnext Japan and us and our subsidiaries any such intellectual property owned by Hitachi, in each case on a royalty-free and non-exclusive basis. The effective term of the agreement commenced on February 15, 2012 and will terminate on March 31, 2015; provided, however, that the agreement will be extended for additional periods of one (1) year each unless either party notifies the other in writing of its intent to terminate the agreement at least three (3) months prior to the expiration of the original term or of any extended term.

The research and development expenditures relating to these agreements were $3.8 million for the fiscal year ended March 31, 2012.

Opnext Japan Outsourcing Agreement

Opnext Japan and Hitachi, Ltd. were parties to an Outsourcing Agreement, which required Hitachi to provide services, including administrative services in the areas of human resources, finance and accounting, information systems, procurement, and other general support. By mutual agreement of the parties, the agreement was terminated on July 31, 2008. However, Hitachi has continued to make various services available to Opnext under the arrangements established pursuant to the Outsourcing Agreement. Specific charges for such services amounted to $2.4 million for the fiscal year ended March 31, 2012. Fees for the services are adjusted every six months based on volume forecasts submitted by Opnext Japan and fees submitted by Hitachi for discussion between the parties. Unless otherwise mutually agreed, volume forecasts and fees submitted by each party apply for the upcoming period.

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

Although this agreement was terminated, we have continued to sell to Hitachi and its subsidiaries under the arrangements established by this agreement. Sales under these arrangements were $21.7 million for the fiscal year ended March 31, 2012. At March 31, 2012, we had accounts receivable from Hitachi and its subsidiaries of $11.8 million.

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

Although this agreement was terminated, we have continued to make purchases from Hitachi and its subsidiaries under the arrangement established by the agreement. Purchases under the arrangement were $26.9 million for the fiscal year ended March 31, 2012. At March 31, 2012, we had accounts payable to Hitachi and its subsidiaries of $7.3 million.

Opnext Logistics and Distribution Agreements

We entered into a Logistics Agreement on April 1, 2002 with Hitachi Transport System, Ltd., or Hitachi Transport, a wholly owned subsidiary of Hitachi, pursuant to which Hitachi Transport provides to us and our subsidiaries logistic services such as transportation, delivery and warehouse storage. The agreement had an initial term of one year with automatic one-year renewals. Specific charges for the distribution services are based on volume at fixed per-transaction rates generally negotiated on a semi-annual basis. Expenses were $1.1 million for the fiscal year ended March 31, 2012 in connection with the agreement.

We sell our products directly to end users and through distributors. For the fiscal year ended March 31, 2012, certain subsidiaries of Hitachi acted as our distributors in Japan. In 2003, Opnext Japan entered into distribution agreements with Hitachi High Technologies, Renesas Technology Sales and Renesas Devices Sales, which is a subsidiary of Renesas Technology Sales. These agreements were entered into for an initial one-year term and are automatically renewable for one-year periods. The agreements are basic distributor contracts. Sales pursuant to these agreements were $20.9 million for the fiscal year ended March 31, 2012.

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

Lease Agreement with Hitachi

Opnext Japan leases approximately 115,852 square feet (10,763 square meters) of manufacturing and administrative premises located in Totsuka, Japan from Hitachi pursuant to a lease agreement entered into between Opnext Japan and Hitachi, as successor-in-interest to Hitachi Communication Technologies, Ltd. The lease began on February 1, 2001 and the current term expires on September 30, 2012 and is renewable for successive one-year terms, provided that neither party notifies the other of its contrary intention.

The lease payments for these premises were $0.9 million for the fiscal year ended March 31, 2012.

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

The lease payments for these properties were $0.1 million for the fiscal year ended March 31, 2012.

Lease Agreement with Chuo Shoji

Chuo Shoji, Ltd., or Chuo Shoji, one of Hitachi’s subsidiaries, leases office space located in Chiyoda-ku (Tokyo), Japan to Opnext Japan. The building is owned by Tokyo Tatemono Co., Ltd. (“Tokyo Tatemono”), and leased to Chuo Shoji. The term of the lease agreement automatically renews for successive periods of two years unless either party gives notification to terminate the lease to the other party six months or more prior to the end of then current term. The current term expires on June 11, 2014. Opnext Japan executed a letter of guarantee for the benefit of Tokyo Tatemono, according to which the lease agreement between Opnext Japan and Chuo Shoji will be terminated and Opnext Japan will vacate the premises in the event that the lease agreement between Chuo Shoji and Tokyo Tatemono is terminated.

The annual lease payment under this agreement was $0.1 million for the fiscal year ended March 31, 2012.

Opnext Japan Secondment Agreement

Opnext Japan, Inc. and Hitachi entered into a one-year secondment agreement effective February 1, 2001 with automatic annual renewals, which provides for the details of the secondment of Hitachi employees to Opnext Japan, Inc. Hitachi is entitled to terminate the secondment agreement at any time.

As of March 31, 2012, there were eight seconded employees. Expenses associated with these employees were $1.4 million for the fiscal year ended March 31, 2012.

Opto Device Secondment Agreements

Opto Device entered into one-year secondment agreements respectively with Hitachi and Hitachi Tohbu Semiconductor, Ltd., or HTS, one of Hitachi’s wholly owned subsidiaries, effective October 1, 2002 with automatic annual renewals. Hitachi and HTS are each entitled to terminate the secondment agreements at any time.

As of March 31, 2012, there were no seconded employees pursuant to the Opto Device secondment agreements.

Capital Leases with Hitachi Capital Corporation

Opnext Japan has entered into capital leases with Hitachi Capital Corporation to finance certain equipment purchases. For the fiscal year ended March 31, 2012, Opnext Japan had outstanding capital leases with Hitachi Capital Corporation of $31.2 million. The terms of the leases generally range from three to five years and the equipment can be purchased at the residual value upon expiration. Opnext Japan can terminate the leases at its discretion in return for a penalty payment as stated in the lease contracts.

Director Independence

The Board has determined that six of our non-employee directors are independent under the listing standards of NASDAQ and pursuant to the Company’s criteria described in the next paragraph. The independent directors are Mr. Cowan, Chairman of the Audit Committee, Mr. John F. Otto, Jr., Chairman of the Compensation Committee, Dr. Lee, Co-Chairman of the Board and Chairman of the Nominating/Corporate Governance Committee, Mr. Abbe, Mr. Philip F. Otto and Mr. Smith. The Company’s Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee each consist entirely of independent directors under the listing standards of NASDAQ and pursuant to the Company’s criteria described in the next paragraph.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following summarizes the aggregate fees paid to Ernst & Young LLP, the Company’s independent registered public accounting firm, for the fiscal years ended March 31, 2012 and 2011:

	Year Ended
	March 31, 2012	March 31, 2011
Audit Fees (1)	$1,005,000	$991,800
Audit-Related Fees (2)	522,000	22,000
Tax Fees (3)	183,500	131,500
All Other Fees (4)	18,400	—
Total Fees	$1,728,900	$1,145,300

(1)	Audit fees consist primarily of fees billed in connection with the annual audit of the consolidated financial statements of Opnext, Inc. and its subsidiaries, including review of the consolidated unaudited quarterly financial statements, by Ernst & Young, LLP and the fees billed in connection with Ernst & Young LLP’s report on internal control over financial reporting.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of Opnext, Inc. and its subsidiaries and which are not reported under “Audit Fees.” These services primarily consist of due diligence related to accounting consultations in connection with acquisitions, and review services performed in connection with the Company’s 401(k) benefit plan performed during the fiscal years ended March 31, 2012 and 2011.
(3)	Tax fees consist of fees billed for professional services rendered for tax-related matters associated with Opnext Germany GmbH, transfer pricing analyses and documentation and miscellaneous tax-related consultations.
(4)	All other fees consist of fees paid for review services performed in connection with insurance activities.

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

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of the services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year ended March 31, 2012, all services were pre-approved in accordance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) All financial statements. The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of this Form 10-K.

(a)(2) Financial statement schedules. All financial statement schedules are omitted because the required information is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of this Form 10-K.

(a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Index

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc.(1)

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(2)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(2)

3.3	Specimen of stock certificate for common stock.(2)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(2)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(2)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(2)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(2)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(2)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(2)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(2)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(2)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(2)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(2)

10.6	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

10.7	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

Exhibit No.	Description of Document
10.8	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(2)

10.9	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

10.10	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(2)

10.11	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(2)

10.12	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(2)

10.13	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(2)

10.14	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(2)

10.15	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(2)

10.16	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(2)

10.17	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(2)

10.18	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(2)

10.19+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(4)

10.20+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(5)

10.21	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(5)

10.22+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(6)

10.23+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(7)

10.24+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(8)

10.25+	Form of Nonqualified Stock Option Agreement between Opnext, Inc. and Harry L. Bosco.(8)

10.26+	Form of Restricted Stock Unit Agreement between Opnext, Inc. and Harry L. Bosco. (8)

10.27	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(9)

Exhibit No.	Description of Document
10.28+	Second Amended and Restated Employment Agreement, dated as of August 16, 2011, between Opnext, Inc. and Robert J. Nobile.(10)

10.29+	Second Amended and Restated Employment Agreement, dated as of August 23, 2011, between Opnext, Inc. and Michael C. Chan.(10)

10.30+	Second Amended and Restated Employment Agreement, dated as of August 23, 2011, between Opnext, Inc. and Justin J. O’Neill.(10)

10.31+	Second Amendment to Employment Agreement, dated as of March 26, 2012, between Opnext, Inc. and Harry L. Bosco.(1)

10.32+	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 26, 2012, between Opnext, Inc. and Justin J. O’Neill.(1)

10.33+	Lease for Sagamihara Facilities, dated as of March 27, 2012, between Opnext, Inc. and Yokogawa Electric Corporation.(11)

21	List of Subsidiaries.(5)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (set forth on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Schedule TO as filed with the Securities and Exchange Commission on May 17, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012 and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.

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

Dated: June 8, 2012

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

Signature	Title

/s/ Harry L. Bosco Harry L. Bosco	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Robert J. Nobile Robert J. Nobile	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)

/s/ Dr. David Lee Dr. David Lee	Director and Co-Chairman of the Board

/s/ Charles J. Abbe Charles J. Abbe	Director

/s/ Kendall Cowan Kendall Cowan	Director

/s/ Ryuichi Otsuki Ryuichi Otsuki	Director

/s/ John F. Otto, Jr. John F. Otto, Jr.	Director

/s/ Philip F. Otto Philip F. Otto	Director

/s/ William L. Smith William L. Smith	Director

Exhibit Index

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc.(1)

3.1	Form of Amended and Restated Certificate of Incorporation of Opnext, Inc.(2)

3.2	Form of Amended and Restated Bylaws of Opnext, Inc.(2)

3.3	Specimen of stock certificate for common stock.(2)

4.1	Pine Stockholder Agreement, dated as of June 4, 2003, by and among Opnext, Inc. and the Stockholders of Pine Photonics Communications, Inc.(2)

4.2	Registration Rights Agreement, entered into as of July 31, 2001, by and among Opnext, Inc., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC, Clarity Opnext Holdings II, LLC, and Hitachi, Ltd.(2)

4.3	Stockholders’ Agreement, dated as of July 31, 2001, between Opnext, Inc. and each of Hitachi, Ltd., Clarity Partners, L.P., Clarity Opnext Holdings I, LLC and Clarity Opnext Holdings II, LLC, as amended.(2)

10.1+	Pine Photonics Communications, Inc. 2000 Stock Plan.(2)

10.2+	Form of Pine Photonics Communications, Inc. 2000 Stock Plan: Stock Option Agreement.(2)

10.3+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement.(2)

10.3a+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives.(2)

10.4b+	Form of Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement.(2)

10.3c+	Form of Amendment to Stock Appreciation Right Agreement.(3)

10.4	Form of Hitachi, Ltd. and Clarity Management, L.P. Nonqualified Stock Option Agreement.(2)

10.5+	Form of Opnext, Inc. Restricted Stock Agreement.(2)

10.6	Intellectual Property License Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

10.7	Intellectual Property License Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

10.8	Intellectual Property License Agreement, effective as of October 1, 2002, by and between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc.(2)

10.9	Trademark Indication Agreement, dated as of October 1, 2002, by and between Hitachi, Ltd. and Opnext Japan, Inc., as amended.(2)

10.10	Trademark Indication Agreement, dated as of July 31, 2001, by and between Hitachi, Ltd., Opnext, Inc. and Opnext Japan, Inc., as amended.(2)

10.11	Lease Agreement, made as of July 31, 2001, between Hitachi Communication Technologies, Ltd. and Opnext Japan, Inc., as amended.(2)

10.12	Lease Agreement, made as of October 1, 2002, between Renesas Technology Corp. and Opnext Japan, Inc., as amended.(2)

Exhibit No.	Description of Document
10.13	Agreement on Bank Transactions between Opnext Japan, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as amended.(2)

10.14	Software User License Agreement, dated as of October 20, 2003, by and between Renesas Technology Corp. and Opnext Japan, Inc.(2)

10.15	Logistics Agreement, effective as of April 1, 2002, between Opnext, Inc. and Hitachi Transport System, Ltd.(2)

10.16	Distribution Agreement, dated April 1, 2001, between Hitachi Electronic Devices Sales, Inc. and Opnext Japan, Inc.(2)

10.17	Distribution Agreement, dated April 1, 2003, between Opnext Japan, Inc. and Renesas Technology Sale Co., Ltd.(2)

10.18	Distribution Agreement, dated July 1, 2003, between Opnext Japan, Inc. and Hitachi High-Technologies Corp.(2)

10.19+	Indemnification Agreement, dated as of November 1, 2007, between Opnext, Inc. and Gilles Bouchard.(4)

10.20+	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009.(5)

10.21	Lease Agreement, made as of September 15, 2008, between Fremont Ventures LLC and Opnext, Inc.(5)

10.22+	Separation Agreement, dated as of December 9, 2010, between Opnext, Inc. and Gilles Bouchard.(6)

10.23+	First Amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of December 22, 2010.(7)

10.24+	Employment Agreement, dated as of January 26, 2011, between Opnext, Inc. and Harry L. Bosco.(8)

10.25+	Form of Nonqualified Stock Option Agreement between Opnext, Inc. and Harry L. Bosco.(8)

10.26+	Form of Restricted Stock Unit Agreement between Opnext, Inc. and Harry L. Bosco. (8)

10.27	Asset Purchase Agreement, dated as of February 9, 2011, by and among Juniper Networks, Inc. and Opnext Subsystems, Inc.(9)

10.28+	Second Amended and Restated Employment Agreement, dated as of August 16, 2011, between Opnext, Inc. and Robert J. Nobile.(10)

10.29+	Second Amended and Restated Employment Agreement, dated as of August 23, 2011, between Opnext, Inc. and Michael C. Chan.(10)

10.30+	Second Amended and Restated Employment Agreement, dated as of August 23, 2011, between Opnext, Inc. and Justin J. O’Neill.(10)

10.31+	Second Amendment to Employment Agreement, dated as of March 26, 2012, between Opnext, Inc. and Harry L. Bosco.(1)

10.32+	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 26, 2012, between Opnext, Inc. and Justin J. O’Neill.(1)

Exhibit No.	Description of Document
10.33+	Lease for Sagamihara Facilities, dated as of March 27, 2012, between Opnext, Inc. and Yokogawa Electric Corporation.(11)

21	List of Subsidiaries.(5)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (set forth on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

(1)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Form S-1 Registration Statement (No. 333-138262) declared effective on February 14, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to Schedule TO as filed with the Securities and Exchange Commission on May 17, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on July 29, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 13, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit on Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2012 and incorporated herein by reference
*	Filed herewith.
**	Furnished herewith and not ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement.